Form 10-Q
period 2019-03-31
ChaSerg Technology Acquisition Corp
filed 2019-05-15
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CTAC	The NASDAQ Stock Market LLC
Warrants to purchase one share of Class A Common Stock	CTACW	The NASDAQ Stock Market LLC
Units, each consisting of each consisting of one share of Class A Common Stock and one-half of one Warrant	CTACU	The NASDAQ Stock Market LLC

As of May 14, 2019, there were 22,640,000 shares of Class A common stock, $0.0001 par value per share, and 5,500,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

CHASERG TECHNOLOGY ACQUISTION CORP.

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$873,508	$1,011,224
Prepaid expenses and other current assets	172,493	194,482
Total Current Assets	1,046,001	1,205,706

Cash and marketable securities held in Trust Account	222,335,061	221,158,467
Total Assets	$223,381,062	$222,364,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$250,662	$216,493
Accrued offering costs	11,250	11,250
Income taxes payable	479,863	217,377
Total Current Liabilities	741,775	445,120

Deferred underwriting fees	7,700,000	7,700,000
Total Liabilities	8,441,775	8,145,120

Commitments

Common stock subject to possible redemption, 20,993,928 and 20,921,905 shares at approximately $10.00 per share as of March 31, 2019 and December 31, 2018, respectively	209,939,280	209,219,050

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,646,072 and 1,718,095 issued and outstanding (excluding 20,993,928 and 20,921,905 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	165	172
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,500,000 shares issued and outstanding	550	550
Additional paid-in capital	3,663,694	4,383,917
Retained earnings	1,335,598	615,364
Total Stockholders’ Equity	5,000,007	5,000,003
Total Liabilities and Stockholders’ Equity	$223,381,062	$222,364,173

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

General and administrative expenses	$317,211
Loss from operations	(317,211)

Other income:
Interest earned on marketable securities held in Trust Account	1,299,931

Income before provision for income taxes	982,720
Provision for income taxes	(262,486)
Net income	$720,234

Weighted average shares outstanding of Class A redeemable common stock	22,000,000
Basic and diluted income per share, Class A	$0.04

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,140,000
Basic and diluted net loss per share, Class A and Class B	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	1,718,095	$172	5,500,000	$550	$4,383,917	$615,364	$5,000,003

Change in value of common stock subject to possible redemption	(72,023)	(7)	—	—	(720,223)	—	(720,230)

Net income	—	—	—	—	—	720,234	720,234
Balance – March 31, 2019 (unaudited)	1,646,072	$165	5,500,000	$550	$3,663,694	$1,335,598	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$720,234
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,299,931)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21,989
Accounts payable and accrued expenses	34,169
Income taxes payable	262,486
Net cash used in operating activities	(261,053)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	123,337
Net cash provided by investing activities	123,337

Net Change in Cash	(137,716)
Cash – Beginning of period	1,011,224
Cash – End of period	$873,508

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$720,230

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from May 21, 2018 (inception) through March 31, 2019 relates to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering (“Initial Public Offering”).

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

Transaction costs amounted to $12,821,311, consisting of $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $721,311 of legal and other costs. In addition, as of March 31, 2019, $873,508 of cash was held outside of the Trust Account and is available for working capital purposes.

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

MARCH 31, 2019

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2020.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 20, 2019, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock, sold in the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The shares of common stock sold in the private placements do not contain these rights. Accordingly, at March 31, 2019 and December 31, 2018, 20,993,928 and 20,921,905 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes of approximately $312,000, by the weighted average number of Class A redeemable common stock outstanding during the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2019, the Company incurred $45,000 in fees for these services. At March 31, 2019 and December 31, 2018, $75,000 and $30,000, respectively, of such fees is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 1,646,072 and 1,718,095 shares of Class A common stock issued or outstanding, excluding 20,993,928 and 20,921,905 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 5,500,000 shares of Class B common stock issued and outstanding.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2019, assets held in the Trust Account were comprised of $1,987 in cash and $222,333,074 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust Account were comprised of $24,616 in cash and $221,133,851 in U.S. Treasury Bills. During the three months ended March 31, 2019, the Company withdrew $123,337 of interest income from the Trust account to pay its franchise taxes.

The gross holding losses and fair value of held-to-maturity securities at March 31, 2019 and December 31, 2018 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value
March 31, 2019	U.S. Treasury Securities (Mature on 4/11/2019)	$111,093,166	$5,460	$111,098,626

March 31, 2019	U.S. Treasury Securities (Mature on 4/4/2019)	$111,239,908	$6,839	$111,246,747

December 31, 2018	U.S. Treasury Securities (Mature on 4/11/2019)	$110,548,511	$(11,025)	$110,537,486

December 31, 2018	U.S. Treasury Securities (Mature on 4/4/2019)	$110,585,340	$(6,208)	$110,579,132

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2019, we had a net income of $720,234, which consists of interest income on marketable securities held in the Trust Account of $1,299,931, offset by operating costs of $317,211 and a provision for income taxes of $262,486.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $873,508. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 20, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

CHASERG TECHNOLOGY ACQUISITION CORP.

Date: May 15, 2019		/s/ Lloyd Carney
	Name:	Lloyd Carney
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019		/s/ Eric Benhamou
	Name:	Eric Benhamou
	Title:	Chief Financial Officer and President
(Principal Financial and Accounting Officer)