Form 10-Q
period 2019-06-30
ChaSerg Technology Acquisition Corp
filed 2019-08-14
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 22,640,000 shares of Class A common stock, $0.0001 par value per share, and 5,500,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

CHASERG TECHNOLOGY ACQUISTION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2019 (unaudited) and for the Period from May 21, 2018 (inception) through June 30, 2018 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 (unaudited) and for the Period from May 21, 2018 (inception) through June 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2019 (unaudited) and for the Period from May 21, 2018 (inception) through June 30, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

i

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$659,543	$1,011,224
Prepaid expenses and other current assets	175,201	194,482
Total Current Assets	834,744	1,205,706

Cash and marketable securities held in Trust Account	222,993,855	221,158,467
Total Assets	$223,828,599	$222,364,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$165,361	$216,493
Accrued offering costs	11,250	11,250
Income taxes payable	238,996	217,377
Total Current Liabilities	415,607	445,120

Deferred underwriting fees	7,700,000	7,700,000
Total Liabilities	8,115,607	8,145,120

Commitments

Common stock subject to possible redemption, 21,071,299 and 20,921,905 shares at approximately $10.00 per share as of June 30, 2019 and December 31, 2018, respectively	210,712,990	209,219,050

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,568,701 and 1,718,095 issued and outstanding (excluding 21,071,299 and 20,921,905 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	157	172
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,500,000 shares issued and outstanding	550	550
Additional paid-in capital	2,889,992	4,383,917
Retained earnings	2,109,303	615,364
Total Stockholders’ Equity	5,000,002	5,000,003
Total Liabilities and Stockholders’ Equity	$223,828,599	$222,364,173

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 21, 2018 (inception) through June 30,
	2019	2019	2018

General and administrative expenses	$278,012	$595,223	$1,575
Loss from operations	(278,012)	(595,223)	(1,575)

Other income:
Interest earned on marketable securities held in Trust Account	1,317,860	2,617,791	—

Income (loss) before provision for income taxes	1,039,848	2,022,568	(1,575)
Provision for income taxes	(266,143)	(528,629)	—
Net income (loss)	$773,705	$1,493,939	$(1,575)

Weighted average shares outstanding of Class A redeemable common stock	22,000,000	22,000,000	—
Basic and diluted income per share, Class A	$0.05	$0.09	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,140,000	6,140,000	5,000,000
Basic and diluted net loss per share, Class A and Class B	$(0.04)	$(0.08)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 21, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(1,575)	(1,575)
Balance – June 30, 2018 (unaudited)	—	$—	5,750,000	$575	$24,425	$(1,575)	$23,425

(1)	Included 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2018	118,095	$172	5,500,000	$550	$4,383,917	$615,364	$5,000,003

Change in value of common stock subject to possible redemption	(72,023)	(7)	—	—	(720,223)	—	(720,230)

Net income	—	—	—	—	—	720,234	720,234
Balance – March 31, 2019 (unaudited)	1,646,072	165	5,500,000	550	3,663,694	1,335,598	5,000,007

Change in value of common stock subject to possible redemption	(77,371)	(8)	—	—	(773,702)	—	(773,710)

Net income	—	—	—	—	—	773,705	773,705
Balance – June 30, 2019 (unaudited)	1,568,701	$157	5,500,000	$550	$2,889,992	$2,109,303	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from May 21, 2018 (inception) through June 30,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$1,493,939	$(1,575)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,617,791)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,281	—
Accounts payable and accrued expenses	(51,132)	1,500
Income taxes payable	21,619	—
Net cash used in operating activities	(1,134,084)	(75)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	782,403	—
Net cash provided by investing activities	782,403	—

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	148,100
Payment of offering costs	—	(137,459)
Net cash provided by financing activities	—	35,641

Net Change in Cash	(351,681)	35,566
Cash – Beginning of period	1,011,224	—
Cash – End of period	$659,543	$35,566

Supplementary cash flow information:
Cash paid for income taxes	$507,010	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,493,940	$—
Offering costs included in accrued offering costs	$—	$9,700

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from May 21, 2018 (inception) through June 30, 2019 relates to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering (“Initial Public Offering”).

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

Transaction costs amounted to $12,821,311, consisting of $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $721,311 of legal and other costs. In addition, as of June 30, 2019, $659,543 of cash was held outside of the Trust Account and is available for working capital purposes.

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

JUNE 30, 2019

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

JUNE 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 20, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

JUNE 30, 2019

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock, sold in the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The shares of common stock sold in the private placements do not contain these rights. Accordingly, at June 30, 2019 and December 31, 2018, 21,071,299 and 20,921,905 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2019, the Company incurred $45,000 and $90,000 in fees for these services. At June 30, 2019 and December 31, 2018, $120,000 and $30,000, respectively, of such fees is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 1,568,701 and 1,718,095 shares of Class A common stock issued or outstanding, excluding 21,071,299 and 20,921,905 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 5,500,000 shares of Class B common stock issued and outstanding.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

At June 30, 2019, assets held in the Trust Account were comprised of $2,899 in cash, $110,821 in money market funds and $222,880,135 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust Account were comprised of $24,616 in cash and $221,133,851 in U.S. Treasury Bills. During the six months ended June 30, 2019, the Company withdrew $782,403 of interest income from the Trust account to pay its franchise and income taxes.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The gross holding losses and fair value of held-to-maturity securities at June 30, 2019 and December 31, 2018 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value
June 30, 2019	U.S. Treasury Securities (Mature on 7/9/2019)	$111,140,684	$11,500	$111,152,184

June 30, 2019	U.S. Treasury Securities (Mature on 7/23/2019)	$111,739,451	$2,576	$111,742,027

December 31, 2018	U.S. Treasury Securities (Mature on 4/11/2019)	$110,548,511	$(11,025)	$110,537,486

December 31, 2018	U.S. Treasury Securities (Mature on 4/4/2019)	$110,585,340	$(6,208)	$110,579,132

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2019, we had a net income of $773,705, which consists of interest income on marketable securities held in the Trust Account of $1,317,860, offset by operating costs of $278,012 and a provision for income taxes of $266,143.

For the six months ended June 30, 2019, we had a net income of $1,493,939, which consists of interest income on marketable securities held in the Trust Account of $2,617,791, offset by operating costs of $595,223 and a provision for income taxes of $528,629.

For the period from May 21, 2018 (inception) through June 30, 2018, we had a net loss of $1,575, which consists of operating costs of $1,575.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $659,543 held outside of the Trust Account. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Placement Units, a total of $220,000,000 was placed in the Trust Account. We incurred $12,821,311 in transaction costs, including $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $721,311 of other costs.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

CHASERG TECHNOLOGY ACQUISITION CORP.

Date: August 13, 2019		/s/ Lloyd Carney
	Name:	Lloyd Carney
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019		/s/ Eric Benhamou
	Name:	Eric Benhamou
	Title:	Chief Financial Officer and President
(Principal Financial and Accounting Officer)