Form 10-Q
period 2019-09-30
ChaSerg Technology Acquisition Corp
filed 2019-11-13
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 22,640,000 shares of Class A common stock, $0.0001 par value per share, and 5,500,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

CHASERG TECHNOLOGY ACQUISTION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2019 (unaudited) and the Three Months Ended September 30, 2018 and for the Period from May 21, 2018 (inception) through September 30, 2018 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 (unaudited) and the Three Months Ended September 30, 2018 and for the Period from May 21, 2018 (inception) through September 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2019 (unaudited) and for the Period from May 21, 2018 (inception) through September 30, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

i

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$357,826	$1,011,224
Prepaid expenses and other current assets	101,725	194,482
Total Current Assets	459,551	1,205,706

Cash and marketable securities held in Trust Account	223,495,864	221,158,467
Total Assets	$223,955,415	$222,364,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$127,921	$216,493
Accrued offering costs	11,250	11,250
Income taxes payable	134,485	217,377
Total Current Liabilities	273,656	445,120

Deferred underwriting fees	7,700,000	7,700,000
Total Liabilities	7,973,656	8,145,120

Commitments

Common stock subject to possible redemption, 21,098,175 and 20,921,905 shares at approximately $10.00 per share as of September 30, 2019 and December 31, 2018, respectively	210,981,750	209,219,050

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,541,825 and 1,718,095 issued and outstanding (excluding 21,098,175 and 20,921,905 shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	154	172
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,500,000 shares issued and outstanding	550	550
Additional paid-in capital	2,621,235	4,383,917
Retained earnings	2,378,070	615,364
Total Stockholders’ Equity	5,000,009	5,000,003
Total Liabilities and Stockholders’ Equity	$223,955,415	$222,364,173

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 21, 2018 (inception) through September 30,
	2019	2018	2019	2018

General and administrative expenses	$693,160	$33	$1,288,383	$1,608
Loss from operations	(693,160)	(33)	(1,288,383)	(1,608)

Other income:
Interest earned on marketable securities held in Trust Account	1,116,416	—	3,734,207	—

Income (loss) before provision for income taxes	423,256	(33)	2,445,824	(1,608)
Provision for income taxes	(154,489)	—	(683,118)	—
Net income (loss)	$268,767	$(33)	$1,762,706	$(1,608)

Weighted average shares outstanding of Class A redeemable common stock	22,000,000	—	22,000,000	—
Basic and diluted income per share, Class A	$0.03	$—	$0.12	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,140,000	5,000,000	6,140,000	5,000,000
Basic and diluted net loss per share, Class A and Class B	$(0.05)	$(0.00)	$(0.13)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND FOR THE PERIOD FROM MAY 21, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

	Class A Common		Class B Common		Additional		Total
	Stock		Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 21, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(1,575)	(1,575)
Balance – June 30, 2018 (unaudited)	—	—	5,750,000	575	24,425	(1,575)	23,425

Net loss	—	—	—	—	—	(33)	(33)
Balance – September 30, 2018 (unaudited)	—	$—	5,750,000	$575	$24,425	$(1,608)	$23,392

(1)	Included 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2018	1,718,095	$172	5,500,000	$550	$4,383,917	$615,364	$5,000,003

Change in value of common stock subject to possible redemption	(72,023)	(7)	—	—	(720,223)	—	(720,230)

Net income	—	—	—	—	—	720,234	720,234
Balance – March 31, 2019 (unaudited)	1,646,072	165	5,500,000	550	3,663,694	1,335,598	5,000,007

Change in value of common stock subject to possible redemption	(77,371)	(8)	—	—	(773,702)	—	(773,710)

Net income	—	—	—	—	—	773,705	773,705
Balance – June 30, 2019 (unaudited)	1,568,701	157	5,500,000	550	2,889,992	2,109,303	5,000,002

Change in value of common stock subject to possible redemption	(26,876)	(3)	—	—	(268,757)	—	(268,760)

Net income	—	—	—	—	—	268,767	268,767
Balance – September 30, 2019 (unaudited)	1,541,825	$154	5,500,000	$550	$2,621,235	$2,378,070	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from May 21, 2018 (inception) through September 30,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$1,762,706	$(1,608)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,734,207)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	92,757	—
Accounts payable and accrued expenses	(88,572)	1,500
Income taxes payable	(82,892)	—
Net cash used in operating activities	(2,050,208)	(108)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	1,396,810	—
Net cash provided by investing activities	1,396,810	—

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	223,100
Payment of offering costs	—	(199,173)
Net cash provided by financing activities	—	48,927

Net Change in Cash	(653,398)	48,819
Cash – Beginning of period	1,011,224	—
Cash – End of period	$357,826	$48,819

Supplementary cash flow information:
Cash paid for income taxes	$766,010	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,762,700	$—
Offering costs included in accrued offering costs	$—	$102,186

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from May 21, 2018 (inception) through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $12,821,311, consisting of $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $721,311 of legal and other costs. In addition, as of September 30, 2019, $357,826 of cash was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2019

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

The Company has until April 9, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 20, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock, sold in the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The shares of common stock sold in the private placements do not contain these rights. Accordingly, at September 30, 2019 and December 31, 2018, 21,098,175 and 20,921,905 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes of approximately $535,000 and $1,164,000 for the three and nine months ended September 30, 2019, respectively, by the weighted average number of Class A redeemable common stock outstanding during the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2019

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2019, the Company incurred $45,000 and $135,000 in fees for these services. At September 30, 2019 and December 31, 2018, $30,000 of such fees is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 1,541,825 and 1,718,095 shares of Class A common stock issued or outstanding, excluding 21,098,175 and 20,921,905 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 5,500,000 shares of Class B common stock issued and outstanding.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

At September 30, 2019, assets held in the Trust Account were comprised of $13,029 in cash and $223,482,835 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust Account were comprised of $24,616 in cash and $221,133,851 in U.S. Treasury Bills. During the nine months ended September 30, 2019, the Company withdrew $1,396,810 of interest income from the Trust account to pay its franchise and income taxes.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2019 and December 31, 2018 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value (Level 1)
September 30, 2019	U.S. Treasury Securities (Mature on 10/8/2019)	$111,068,463	$3,760	$111,072,223

September 30, 2019	U.S. Treasury Securities (Mature on 10/15/19)	$112,414,372	$32,364	$112,446,736

December 31, 2018	U.S. Treasury Securities (Mature on 4/11/2019)	$110,548,511	$(11,025)	$110,537,486

December 31, 2018	U.S. Treasury Securities (Mature on 4/4/2019)	$110,585,340	$(6,208)	$110,579,132

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2019, we had a net income of $268,767, which consists of interest income on marketable securities held in the Trust Account of $1,116,416, offset by operating costs of $693,160 and a provision for income taxes of $423,256.

For the nine months ended September 30, 2019, we had a net income of $1,762,706, which consists of interest income on marketable securities held in the Trust Account of $3,734,207, offset by operating costs of $1,288,383 and a provision for income taxes of $683,118.

For the three months ended September 30, 2018 and for the period from May 21, 2018 (inception) through September 30, 2018, we had a net loss of $33 and $1,608, respectively, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $357,826 held outside of the Trust Account. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

CHASERG TECHNOLOGY ACQUISITION CORP.

Date: November 12, 2019	/s/ Lloyd Carney
	Name:	Lloyd Carney
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	/s/ Eric Benhamou
	Name:	Eric Benhamou
	Title:	Chief Financial Officer and President
(Principal Financial and Accounting Officer)