Form 10-K
period 2019-12-31
ChaSerg Technology Acquisition Corp
filed 2020-03-04
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $220,880,000.

As of the close of business on March 4, 2020, there were 22,640,000 shares of the Company’s Class A common stock, par value $0.0001 per share and 5,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share of the registrant, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Grid Dynamics (as defined below) or any other initial business combination

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

On November 13, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to effect a business combination by and among (i) our company (ii) CS Merger Sub 1 Inc., a California corporation and a wholly owned subsidiary of our company (“Merger Sub 1”), (iii) CS Merger Sub 2 LLC, a Delaware limited liability company and a wholly owned subsidiary of our company (“Merger Sub 2”), (iv) Grid Dynamics International, Inc., a California corporation (“Grid Dynamics”), and (v) Automated Systems Holdings Limited (“ASL”), a company incorporated in Bermuda with limited liability, solely in its capacity as representative of the stockholders of Grid Dynamics immediately prior to the consummation of the business combination.

Grid Dynamics is an emerging leader in driving enterprise-level digital transformation in Fortune 1000 companies. Since its inception in 2006 in Menlo Park, California, as a grid and cloud consultancy firm, Grid Dynamics has been on the forefront of digital transformation, working on big ideas like cloud computing, NOSQL, DevOps, microservices, big data and artificial intelligence (“AI”), and quickly established itself as a provider of choice for technology and digital enterprise companies.

Upon the consummation of the transactions contemplated by the Merger Agreement, (i) Grid Dynamics will become our wholly-owned subsidiary; and (ii) we will change our name to “Grid Dynamics Holding, Inc.” and (iii) the selling security holders (other than the selling security holders who have properly demanded appraisal rights in accordance with the California law, in connection with the transactions described in the Merger Agreement) will be entitled to receive the merger consideration set forth in the Merger Agreement (the “Business Combination”).

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of the business of our company and Grid Dynamics during the period between execution of the Merger Agreement and the consummation of the Business Combination.

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on November 13, 2019. For additional information regarding Grid Dynamics, the Merger Agreement and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on February 10, 2020.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

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

Financial Position

With funds available for an initial business combination in the amount of $216,316,036 (as of December 31, 2019), after payment of $7,700,000 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that allows us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2019 is approximately $10.18 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and (along with Cantor and/or its designees) placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If our Business Combination with Grid Dynamics is not completed, we may continue to try to complete an initial business combination with a different target by April 9, 2020.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $141,583 of proceeds held outside the trust account (as of December 31, 2019), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We access to up to approximately $142,000 from the proceeds held outside the trust account (as of December 31, 2019) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Corporate Information

Our executive offices are located at 7660 Fay Avenue, Suite H, Unit 339, La Jolla, California 92037 and our telephone number at that location is (619)-736-6855.

Item 1A. Risk Factors

You should carefully consider all of the risk factors and all the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to Grid Dynamics, see the Preliminary Proxy Statement on Schedule A filed by the Company on November 27, 2019, as amended and supplemented.

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

Our auditors have expressed substantial doubt as to our ability to continue as a going concern in their report.

In its report on our financial statements for the year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by April 9, 2020

The financial statements included in this report do not take into account the consequences of a failure to complete our initial business combination by April 9, 2020.

The financial statements included in this report have been prepared assuming that we would continue as a going concern. As discussed in Note 1 to our financial statements for the year ended December 31, 2019, we are required to complete a business combination by April 9, 2020. The possibility of our initial business combination not being consummated raises some doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares, as well as any public shares purchased (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and placement shares, we would need only 7,930,001, or 36.0% of the 22,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing approximately 21.8% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, after approval of our board, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least until April 9, 2020, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account as of December 31, 2019 of approximately $142,000 are sufficient to allow us to operate until at least April 9, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the placement units, only approximately $142,000 (as of December 31, 2019) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 9, 2020 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation or distribution.

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

Of the net proceeds from our initial public offering and the sale of the placement units, $224,024,645.91 is available as of December 31, 2019 to complete our initial business combination and pay related fees and expenses (which includes up to $7,000,000 for the payment of deferred underwriting commissions).

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K as long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Holders

On March 4, 2020, there were four holders of record of our units, two holders of record of our Class A common stock, one holder of record of our Class B common stock and one holder of record of our warrants.

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

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to ChaSerg Technology Acquisition Corp., except where the context requires otherwise. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	a decrease in the prevailing market prices for our common stock and/or warrants;

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We have incurred and continue to incur significant costs in the pursuit of our business combination with Grid Dynamics or any other business combination. We cannot assure you that our plans to complete our Business Combination will be successful.

Agreement for Business Combination

On November 13, 2019, we entered into the Merger Agreement to effect a business combination by and among (i) our company (ii) Merger Sub 1 (iii) Merger Sub 2 (iv) Grid Dynamics and (v) ASL, solely in its capacity as representative of the stockholders of Grid Dynamics immediately prior to the consummation of the business combination.

Grid Dynamics is an emerging leader in driving enterprise-level digital transformation in Fortune 1000 companies. Since its inception in 2006 in Menlo Park, California, as a grid and cloud consultancy firm, Grid Dynamics has been on the forefront of digital transformation, working on big ideas like cloud computing, NOSQL, DevOps, microservices, big data and AI and quickly established itself as a provider of choice for technology and digital enterprise companies.

Upon the consummation of the transactions contemplated by the Merger Agreement, (i) Grid Dynamics will become our wholly-owned subsidiary; and (ii) we will change our name to “Grid Dynamics Holding, Inc.” and (iii) the selling security holders (other than the selling security holders who have properly demanded appraisal rights in accordance with the California law, in connection with the transactions described in the Merger Agreement) will be entitled to receive the merger consideration set forth in the Merger Agreement.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of the business of our company and Grid Dynamics during the period between execution of the Merger Agreement and the consummation of the Business Combination.

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on November 13, 2019. For additional information regarding Grid Dynamics, the Merger Agreement and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on February 10, 2020.

The Business Combination will be accounted for as a reverse recapitalization with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, we will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of Grid Dynamics issuing stock for our net assets, accompanied by a recapitalization. Our net assets will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Grid Dynamics.

On February 27, 2020, we amended our underwriting agreement with Cantor pursuant to which Cantor agreed to forfeit 75% of the aggregate $7,700,000 deferred fee, or $5,775,000, that would otherwise be payable to them upon the consummation of a Business Combination. The forfeiture of the deferred fee will only apply in the event that we consummate the Business Combination with Grid Dynamics.

On February 27, 2020, we entered into a capital markets advisory agreement (the “Capital Market Advisory Agreement”) with Cantor pursuant to which we engaged Cantor to act as a capital markets advisor in connection with our proposed Business Combination with Grid Dynamics. We have agreed to pay Cantor a cash fee of $4,525,000, of which we may reduce the fee by up to $455,000, solely to the extent such amount is paid to Northland Securities Inc. and Benchmark Investments Inc. The fee is payable to Cantor upon the consummation of the Business Combination with Grid Dynamics.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2019, we had a net loss of $3,321,949, which consists of operating costs of $7,143,705 and a provision for income taxes of $843,156, offset by interest income on marketable securities held in the Trust Account of $4,664,912.

For the period from May 21, 2018 (inception) through December 31, 2018, we had net income of $615,364, which consists of interest income on marketable securities held in the Trust Account of $1,158,467, offset by operating costs of $325,726 and a provision for income taxes of $217,377.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $141,583 held outside of the Trust Account. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor.

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

Liquidity and Going Concern

As of December 31, 2019, we had a cash balance of approximately $142,000 and a working capital deficit of approximately $5,419,000. In addition, we had $224,016,036 in the Trust Account, which includes interest income of approximately $4,016,000 from our investments in the Trust Account which is available to us to pay our tax obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. To the extent necessary, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required, up to $1,500,000. Such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 5).

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on October 10, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

We have entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an initial business combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. A substantial portion of these costs, including contingent or success fees and ongoing accrued transactions costs (but not deferred underwriting compensation) will be charged to operations in the quarter that an initial business combination is consummated. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

In addition, we have an agreement to pay the underwriters a deferred fee of $0.35 per Unit, or $7,700,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Lloyd Carney	57	Chief Executive Officer and Director
Eric Benhamou	64	Chief Financial Officer, President and Director
Clark N. Callander	61	Director
Irwin Federman	84	Director
William Zerella	62	Director

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

William Zerella has been serving as an independent director since October 4, 2018. Mr. Zerella has over 30 years of experience in technology businesses, including pre-revenue start-ups and companies in excess of $1 billion in revenue. Since June 2018, he has been the Chief Financial Officer of Luminar Technologies, an autonomous vehicle technology company. Prior to joining Luminar, Mr. Zerella was the Chief Financial Officer of Fitbit Inc. (NYSE: FIT), a maker of wearable fitness devices, from 2014 to June 2018. During his tenure at Fitbit, the company grew from $271 million in revenue to over $2 billion in revenue, with sales at 45,000 locations in 86 countries around the world. Mr. Zerella was part of the team managing Fitbit’s IPO in 2015, raising $841 million, at that time the largest consumer electronics IPO in history. From 2011 to 2014, Mr. Zerella served as Chief Financial Officer of Vocera Communications Inc. (NYSE:VCRA), a provider of voice-controlled patient communications products for the health-care industry. In 2012, he helped guide Vocera to the public markets and raise $80 million in its IPO. From 2006 to 2011, Mr. Zerella also served as Chief Financial Officer of Force10 Networks, a networking company that was acquired by Dell Inc. in 2011. Since 2016, Mr. Zerella has been a member of the board of directors of GroundTruth, a private global location technology company. Mr. Zerella is a Certified Public Accountant and holds an M.B.A. in Finance from the Leonard N. Stern School of Business at New York University. He also holds a B.S. in Accounting from the New York Institute of Technology. We believe he is well-qualified to serve as a Director because of his significant financial, operational, public market and public company experience.

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

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Callander, will expire at our 2022 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Federman and Zerella, will expire at the 2020 annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Carney and Benhamou, will expire at the 2021 annual meeting of stockholders.

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

We have adopted a compensation committee charter, which detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report in executive compensation to be included in our annual proxy statement; and

●	Reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 4, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,140,000 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our initial public offering and private placement, and 5,500,000 shares of our Class B common stock outstanding as of March 4, 2020. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement units held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock			Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class	Percentage of Outstanding Common Stock
ChaSerg Technology Sponsor LLC (1)	530,000	2.3%	5,500,000	(2)	100.0%	21.4%
Lloyd Carney	—	—	—		—	—
Eric Benhamou	—	—	—		—	—
Clark N. Callander	—	—	—		—	—
Irwin Federman	—	—	—		—	—
William Zerella	—	—	—		—	—
All directors and executive officers as a group (5 individuals)	—	—	5,500,000	(2)	100.0%	19.5%
BlueCrest Capital Management Limited (3)	1,257,200	5.6%	—		—	4.5%
Basso SPAC Fund LLC (4)	1,200,801	5.3%	—		—	4.3%
AQR Capital Management, LLC (5)	1,440,000	6.4%	—		—	5.1%
MMCAP International Inc. SPC // MM Asset Management Inc. (6)	2,000,000	8.83%				7.11%

1)	ChaSerg Technology Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Each of our officers and directors and advisors is or will be, directly or indirectly, a member of our sponsor. There are three managing members of our sponsor, Lloyd Carney, Alex Vieux and Steven Fletcher. Each manager has one vote, and the approval of two of the three managing members is required to approve an action of our sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing, no individual managing member of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The business address of each of these entities and individuals is at 7660 Fay Avenue, Suite H, Unit 339, La Jolla, CA 92037.
2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
3)	According to a Schedule 13G filed with the SEC on January 18, 2018, BlueCrest Capital Management Limited serves as investment manager to BSMA Limited, a Cayman Islands exempted company, with respect to the shares held for the account of BSMA Limited. BlueCrest Capital Management (New York) LP acts as sub-investment manager of BSMA Limited, and reports to BlueCrest Capital Management Limited. Michael Platt serves as principal, director, and control person of BlueCrest Capital Management Limited. The address of the principal business office of each of BlueCrest Capital Management Limited and Michael Platt is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands JE2 4HR.

4)	According to a Schedule 13G/A filed with the SEC on January 11, 2018, Basso Management, LLC is the manager of Basso SPAC Fund LLC. Basso Capital Management, L.P. serves as the investment manager of Basso SPAC Fund LLC. Basso GP, LLC is the general partner of BCM. Mr. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding partner of Basso Capital Management, L.P., and a member of each of Basso Management, LLC and Basso GP, LLC. Accordingly, each of Basso Management, LLC, Basso Capital Management, L.P., Basso GP, LLC and Howard I. Fischer may be deemed to indirectly beneficially own the shares held by Basso SPAC Fund LLC. The address of the principal business office of each of the reporting persons is 1266 East Main, Street, Fourth Floor, Stamford, Connecticut 06902.
5)	According to a Schedule 13G/A filed with the SEC on February 14, 2018, AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC, and CNH Partners, LLC act as investment manager to AQR Absolute Return Master Account, L.P. AQR Principal Global Asset Allocation, LLC is the general partner of AQR Absolute Return Master Account, L.P. The address of the principal business office of each of the reporting persons is Two Greenwich Plaza Greenwich, CT 06830.
6)	According to a Schedule 13G filed with the SEC on October 10, 2018 by MMCAP International Inc. SPC and MM Asset Management Inc., a Cayman Island exempted company with the address of the principal place of business being George Town Financial Centre, 90 Fort Street, Grand Cayman, Cayman Islands and a Canadian company with the address of principal place of business being 66 Wellington Street West, Suite 2707 Toronto, Ontario M5K 1H6 Canada, respectfully.

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

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2019 or the closing of our initial public offering. The loan was fully repaid on October 10, 2019.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from May 21, 2018 (inception) through December 31, 2018 and the year ended December 31, 2019 totaled $43,000 and $46,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from May 21, 2018 (date of inception) to December 31, 2018, and the year ended December 31, 2019 we did not pay Withum any audit-related fees.

Tax Fees. For the period from May 21, 2018 (date of inception) to December 31, 2018, and the year ended December 31, 2019, we paid Withum $0 and $4,500, respectively, for tax return services, planning and tax advice.

All Other Fees. We did not pay Withum for any other services for the period from May 21, 2018 (date of inception) to December 31, 2018, and the year ended December 31, 2019.

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

CHASERG TECHNOLOGY ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

ChaSerg Technology Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of ChaSerg Technology Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from May 21, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from May 21, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and does not complete a business combination by April 9, 2020, then the Company will cease all operations except for the purpose of winding down and liquidating. The mandatory liquidation and subsequent dissolution and unfavorable liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 3, 2020

CHASERG TECHNOLOGY ACQUISTION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$141,583	$1,011,224
Prepaid expenses and other current assets	137,548	194,482
Total Current Assets	279,131	1,205,706

Cash and marketable securities held in Trust Account	224,016,036	221,158,467
Total Assets	$224,295,167	$222,364,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,359,165	$216,493
Accrued offering costs	—	11,250
Income taxes payable	18,898	217,377
Advance from related party	20,000	—
Convertible promissory note – related party	300,000	—
Total Current Liabilities	5,698,063	445,120

Deferred underwriting fees	7,700,000	7,700,000
Total Liabilities	13,398,063	8,145,120

Commitments

Common stock subject to possible redemption, 20,589,710 and 20,921,905 shares at approximately $10.00 per share as of December 31, 2019 and 2018, respectively	205,897,100	209,219,050

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,050,290 and 1,718,095 issued and outstanding (excluding 20,589,710 and 20,921,905 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	205	172
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,500,000 shares issued and outstanding	550	550
Additional paid-in capital	7,705,834	4,383,917
(Accumulated deficit)/Retained earnings	(2,706,585)	615,364
Total Stockholders’ Equity	5,000,004	5,000,003
Total Liabilities and Stockholders’ Equity	$224,295,167	$222,364,173

The accompanying notes are an integral part of the consolidated financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from May 21, 2018 (Inception) Through December 31,
	2019	2018

General and administrative expenses	$7,143,705	$325,726
Loss from operations	(7,143,705)	(325,726)

Other income:
Interest earned on marketable securities held in Trust Account	4,664,912	1,158,467

(Loss) income before provision for income taxes	(2,478,793)	832,741
Provision for income taxes	(843,156)	(217,377)
Net (loss) income	$(3,321,949)	$615,364

Weighted average shares outstanding of Class A redeemable common stock	22,000,000	21,654,321
Basic and diluted income per share, Class A	$0.14	$0.04

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	6,140,000	5,733,422
Basic and diluted net loss per share, Class A and Class B	$(1.06)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	(Accumulated Deficit)/	Total
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – May 21, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 22,000,000 Units, net of underwriting discounts and offering expenses	22,000,000	2,200	—	—	207,176,489	—	207,178,689

Sale of 640,000 Private Units	640,000	64	—	—	6,399,936	—	6,400,000

Forfeiture of Founder Shares	—	—	(250,000)	(25)	25	—	—

Common stock subject to possible redemption	(20,921,905)	(2,092)	—	—	(209,216,958)	—	(209,219,050)

Net income	—	—	—	—	—	615,364	615,364
Balance – December 31, 2018	1,718,095	172	5,500,000	550	4,383,917	615,364	5,000,003

Change in value of common stock subject to possible redemption	332,195	33	—	—	3,321,917	—	3,321,950

Net loss	—	—	—	—	—	(3,321,949)	(3,321,949)
Balance – December 31, 2019	2,050,290	$205	5,500,000	$550	$7,705,834	$(2,706,585)	$5,000,004

The accompanying notes are an integral part of the consolidated financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from May 21, 2018 (Inception) Through December 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(3,321,949)	$615,364
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,664,912)	(1,158,467)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	56,934	(194,482)
Accounts payable and accrued expenses	5,142,672	216,493
Income taxes payable	(198,479)	217,377
Net cash used in operating activities	(2,985,734)	(303,715)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,807,343	—
Investment of cash into Trust Account	—	(220,000,000)
Net cash provided by (used in) investing activities	1,807,343	(220,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	215,600,000
Proceeds from sale of Placement Units	—	6,400,000
Advances from related party	20,000	23,100
Repayment of advances from related party	—	(23,100)
Proceeds from convertible promissory note – related party	300,000	—
Proceeds from promissory note - related party	—	300,000
Repayment of promissory note - related party	—	(300,000)
Payment of offering costs	(11,250)	(710,061)
Net cash provided by financing activities	308,750	221,314,939

Net Change in Cash	(869,641)	1,011,224
Cash – Beginning of period	1,011,224	—
Cash – End of period	$141,583	$1,011,224

Supplementary cash flow information:
Cash paid for income taxes	$1,041,635	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(3,321,950)	$209,219,050
Deferred underwriting fees charged to additional paid in capital	$—	$7,700,000

The accompanying notes are an integral part of the consolidated financial statements.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ChaSerg Technology Acquisition Corp. (the “Company”) was incorporated in Delaware on May 21, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company’s subsidiaries are comprised of CS Merger Sub 1 Inc., a wholly owned subsidiary of the Company incorporated on November 12, 2019 as a California corporation (“Merger Sub 1”), and CS Merger Sub 2 LLC., a wholly owned subsidiary of the Company incorporated on November 8, 2019 as a Delaware limited liability corporation (“Merger Sub 2”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the technology industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from May 21, 2018 (inception) through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Grid Dynamics International, Inc., a California corporation (“Grid Dynamics”) (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $12,821,311, consisting of $4,400,000 of underwriting fees, $7,700,000 of deferred underwriting fees and $721,311 of legal and other costs. In addition, as of December 31, 2019, $141,583 of cash was held outside of the Trust Account and is available for working capital purposes.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Liquidity and Going Concern

As of December 31, 2019, the Company had a cash balance of approximately $142,000 and a working capital deficit of approximately $5,419,000. In addition, the Company had $224,016,036 in the Trust Account, which includes interest income of approximately $4,016,000 from the Company’s investments in the Trust Account which is available to the Company to pay its tax obligations.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required, up to $1,500,000. Such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units (see Note 5).

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock, sold in the Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The shares of common stock sold in the private placements do not contain these rights. Accordingly, at December 31, 2019 and 2018, 20,589,710 and 20,921,905 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $1,493,000 and $341,000 for the year ended December 31, 2019 and for the period from May 21, 2018 (inception) through December 31, 2018, respectively), by the weighted average number of Class A redeemable common stock outstanding during the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	Year Ended December 31, 2019	For the Period from May 21, 2018 (inception) Through December 31, 2018
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$4,664,912	$1,158,467
Income and Franchise Tax	$(1,493,035)	$(340,715)
Net Earnings	$3,171,877	$817,752
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	22,000,000	21,654,321
Earnings/Basic and Diluted Redeemable Common Stock	$0.14	$0.04
Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net (Loss) Income	$(3,321,949)	$615,364
Redeemable Net Earnings	$(3,171,877)	$(817,752)
Non-Redeemable Net Loss	$(6,493,826)	$(202,388)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted (1)	6,140,000	5,733,422
Loss/Basic and Diluted Non-Redeemable Common Stock	$(1.06)	$(0.04)

Note: As of December 31, 2019 and 2018, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

(1)	The weighted average non-redeemable common stock for the year ended December 31, 2019 includes the effect of 717,500 Private Units, which were issued in conjunction with the initial public offering on February 11, 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2019 and 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Related Party Advances

During year ended December 31, 2019, the Company’s Sponsor advanced an aggregate of $20,000 to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $20,000 were outstanding as of December 31, 2019.

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

Convertible Promissory Note – Related Party

In November 2019, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $300,000. The note is non-interest bearing and payable upon the consummation of a Business Combination. The note may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (see below). As of December 31, 2019, there was $300,000 outstanding under the promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 10, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2019 and for the period from May 21, 2018 (inception) through December 31, 2018, the Company incurred $180,000 and $30,000 in fees for these services, respectively. At December 31, 2019 and 2018, $75,000 and $30,000 of such fees is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, respectively.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Merger Agreement

On November 13, 2019, the Company, Merger Sub 1 and Merger Sub 2 (collectively, the “ChaSerg Parties”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Grid Dynamics and Automated Systems Holdings Limited (“ASL”), a company incorporated in Bermuda with limited liability, solely in its capacity as representative of the stockholders of Grid Dynamics immediately prior to the consummation of the business combination.

Pursuant to the Merger Agreement, (i) Merger Sub 1 will be merged with and into Grid Dynamics, with Grid Dynamics surviving the merger on the terms and subject to the conditions set forth in the Merger Agreement (the “Initial Merger”), and (ii) as part of the same overall transaction, immediately following the Initial Merger, Grid Dynamics will be merged with and into Merger Sub 2, with Merger Sub 2 surviving on the terms and subject to the conditions set forth in the Merger Agreement (the “Second Step Merger” and, together with the Initial Merger, the “Mergers”).

The purchase price will be paid to Grid Dynamics stockholders as of immediately prior to the consummation of the Business Combination in a combination of stock and cash consideration. The aggregate merger consideration (the “Merger Consideration”) to be paid pursuant to the Merger Agreement will be an amount equal to: (i) $130,000,000, subject to certain reductions (the “Cash Consideration”) and (ii) 25,523,810 shares of the Company’s Class A Common Stock (the “Share Consideration”). The Cash Consideration is subject to reduction in an amount equal to: $13,500,000 multiplied by (x) the balance of the trust account (the “Trust Account”) established by the Company for the benefit of its public stockholders as at the date of the signing of the Merger Agreement minus the Available Parent Cash, divided by (y) 30% of the Trust Account balance as at the date of the signing of the Merger Agreement, where such adjustment amount can be no more than $13,500,000 and no less than $0, and is offset by an equivalent increase in the Share Consideration. The Share Consideration is subject to customary adjustment at closing by an amount of shares of the Company’s Class A Common Stock to account for changes in working capital, indebtedness and excess cash. Excess cash also includes an adjustment mechanism for funds that are used between signing and closing for specified acquisitions. The Share Consideration is also subject to adjustment for earnings before income taxes, depreciation and amortization (“EBITDA”) performance targets, whereby the Share Consideration is reduced by $1,500,000 for every $100,000 by which the estimated total EBITDA in 2019 is below $23,800,000. The post-closing adjustment of the Share Consideration is capped at 857,143 shares of the Company’s Class A Common Stock which will be placed in escrow at closing.

The obligations of the parties to consummate the Merger are subject to various conditions, including, among other things: (i) the approval of Grid Dynamics’s stockholders; (ii) the approval of the Company’s stockholders at a special meeting of the Company’s stockholders; (iii) the approval of the shareholders of ASL, including Teamsun Technology (HK) Limited (“Teamsun HK”), a company listed on the Stock Exchange of Hong Kong Limited (“HKEX”); (iv) the approval of the shareholders of Beijing Teamsun Technology Co. Ltd. (“Teamsun”), including the largest stockholder of Teamsun (the “Teamsun Affiliate”); (v) the receipt of requisite government and securities exchange approvals, including approval related to the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and approval from the HKEX; (vi) after giving effect to the right of the Company’s public stockholders to redeem their shares of the Company’s Class A Common Stock (the “Redemption”), the Company having at least $5,000,001 in net tangible assets in the Trust Account; and (vii) after giving effect to the Redemption and the receipt of any additional equity sold by the Company, the total cash and cash equivalents of the Company shall be at least 70% of the Trust Account balance as of the date of signing of the Merger Agreement.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The Merger will be consummated subject to the deliverables and provisions as further described in the Merger Agreement. For additional information, see the Company’s Definitive Proxy Statement filed with the SEC on February 10, 2020.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 2,050,290 and 1,718,095 shares of Class A common stock issued or outstanding, excluding 20,589,710 and 20,921,905 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 5,500,000 shares of Class B common stock issued and outstanding.

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

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:
	December 31, 2019	December 31, 2018
Deferred tax asset
Organizational costs/Startup expenses	$1,406,205	$42,501
Total deferred tax asset	1,406,205	42,501
Valuation allowance	(1,406,205)	(42,501)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:
	Year Ended December 31, 2019	For the Period from May 21, 2018 (inception) Through December 31, 2018
Federal
Current	$843,156	$217,377
Deferred	(1,363,704)	(42,501)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,363,704	42,501
Income tax provision	$843,156	$217,377

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

As of December 31, 2019 and 2018, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2019 and for the period from May 21, 2018 (inception) through December 31, 2018, the change in the valuation allowance was $1,363,704 and $42,501, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	Year Ended December 31, 2019	May 21, 2018 (inception) Through December 31, 2018

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	%	0.0%
Change in valuation allowance	(55.0)%	5.1%
Income tax provision	(34.0)%	26.1%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2019, assets held in the Trust Account were comprised of $667 in cash and $224,015,369 in money market funds which are invested in U.S Treasury Securities. At December 31, 2018, assets held in the Trust Account were comprised of $24,616 in cash and $221,133,851 in U.S. Treasury Bills. During the year ended December 31, 2019, the Company withdrew $1,807,343 of interest income from the Trust account to pay its franchise and income tax obligations.

CHASERG TECHNOLOGY ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$224,015,369

The gross holding losses and fair value of held-to-maturity securities at December 31, 2018 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value

December 31, 2018	U.S. Treasury Securities (Mature on 4/11/2019)	$110,548,511	$(11,025)	$110,537,486

December 31, 2018	U.S. Treasury Securities (Mature on 4/4/2019)	$110,585,340	$(6,208)	$110,579,132

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

On February 27, 2020, the Company amended its underwriting agreement with Cantor pursuant to which Cantor agreed to forfeit 75% of the aggregate $7,700,000 deferred fee, or $5,775,000, that would otherwise be payable to them upon the consummation of a Business Combination. The forfeiture of the deferred fee will only apply in the event that the Company consummates the Business Combination with Grid Dynamic.

On February 27, 2020, the Company entered into a capital markets advisory agreement (the “Capital Market Advisory Agreement”) with Cantor pursuant to which the Company engaged Cantor to act as a capital markets advisor in connection with the Company’s proposed Business Combination with Grid Dynamics. The Company has agreed to pay Cantor a cash fee of $4,525,000, of which the Company may reduce the fee by up to $455,000, solely to the extent such amount is paid to Northland Securities Inc. and Benchmark Investments Inc. The fee is payable to Cantor upon the consummation of the Business Combination with Grid Dynamics.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 4, 2018, by and between the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters. (1)

2.1	Agreement and Plan of Merger, dated November 13, 2019, by and among ChaSerg Technology Acquisition Corp., CS Merger Sub 1 Inc., CS Merger Sub 2 LLC, Grid Dynamics International, Inc., and Automated Systems Holdings Limited (4)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Class A Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement, dated October 4, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Promissory Note, dated May 30, 2018, issued to ChaSerg Technology Sponsor LLC (2)

10.2	Investment Management Trust Agreement, dated October 4, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated October 4, 2018, by and among the Company, ChaSerg Technology Sponsor LLC and the holders party thereto. (1)

10.4	Securities Subscription Agreement, dated May 30, 2018, between the Registrant and ChaSerg Technology Sponsor LLC (2)

10.5	Private Placement Unit Purchase Agreement, dated October 4, 2018, by and between the Company and ChaSerg Technology Sponsor LLC. (1)

10.6	Private Placement Unit Purchase Agreement, dated October 4, 2018, by and between the Company and Cantor Fitzgerald & Co. (1)

10.7	Administrative Services Agreement, dated October 4, 2018, by and between the Company and First In Line Enterprises, Inc. (1)

10.11	Form of Indemnity Agreement. (3)

14.1	Code of Ethics. (3)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 10, 2018.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 12, 2018.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on September 18, 2018.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 13, 2019.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2020	ChaSerg Technology Acquisition Corp.

	By:	/s/ Lloyd Carney
	Name:	Lloyd Carney
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lloyd Carney	Chief Executive Officer and Director	March 4, 2020
Lloyd Carney	(Principal Executive Officer)

/s/ Eric Benhamou	Chief Financial Officer, President and Director	March 4, 2020
Eric Benhamou	(Principal Financial and Accounting Officer)

/s/ Clark Callander	Director	March 4, 2020
Clark N. Callander

/s/ Irwin Federman	Director	March 4, 2020
Irwin Federman

/s/ William Zerella	Director	March 4, 2020
William Zerella