Form 10-Q
period 2020-03-31
GRID DYNAMICS HOLDINGS, INC.
filed 2020-05-11
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38685

Grid Dynamics Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0632724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Executive Parkway, Suite 520

San Ramon, CA 94583

(Address of principal executive offices)

(619) 736-6855

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GDYN	The NASDAQ Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	GDYNW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2020, there were 50,822,423 shares of Common Stock issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

●	the evolution of the digital engineering and information technology services landscape facing our customers and prospects;

●	our ability to educate the market regarding the advantages of our digital transformation products;

●	our ability to maintain an adequate rate of revenue growth;

●	our future financial and operating results;

●	our business plan and our ability to effectively manage our growth and associated investments;

●	beliefs and objectives for future operations;

●	our ability to expand a leadership position in enterprise-level digital transformation;

●	our ability to attract and retain customers;

●	our ability to further penetrate our existing customer base;

●	our ability to maintain our competitive technological advantages against new entrants in our industry;

●	our ability to timely and effectively scale and adapt our existing technology;

●	our ability to innovate new products and services and bring them to market in a timely manner;

●	our ability to maintain, protect, and enhance our brand and intellectual property;

●	our ability to capitalize on changing market conditions;

●	our ability to develop strategic partnerships;

●	benefits associated with the use of our services;

●	our ability to expand internationally;

●	our ability to raise financing in the future;

●	operating expenses, including changes in research and development, sales and marketing, and general administrative expenses;

●	the effects of seasonal trends on our results of operations;

●	our ability to grow and manage growth profitably and retain our key employees;

●	our ability to maintain the listing of our shares of common stock and our warrants on the NASDAQ;

●	costs related to being a public company;

●	changes in applicable laws or regulations;

●	the possibility that we have been and may continue to be adversely affected by other economic, business, and/or competitive factors, including the effects of the global COVID-19 pandemic; and

●	other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those set forth under the section titled “Risk Factors.”

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be significantly different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be significantly different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ significantly from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$121,479	$42,189
Accounts receivable, net of allowance of $903, and $20 as of March 31, 2020 and December 31, 2019	15,977	13,893
Unbilled receivables	3,988	5,036
Prepaid income taxes	351	308
Deferred transaction costs	—	1,878
Prepaid expenses and other current assets	3,273	2,711
Total current assets	145,068	66,015
Property and equipment, net	4,087	4,024
Intangible assets, net	2	18
Deferred income taxes	5,045	1,474
Total assets	$154,202	$71,531

Liabilities and equity
Current liabilities
Accounts payable	$2,267	$768
Accrued liabilities	753	1,188
Accrued compensation and benefits	5,594	5,337
Accrued income taxes	1,107	869
Other current liabilities	51	138
Total liabilities	9,772	8,300

Commitments and contingencies (Note 11)
Convertible preferred stock, no par value, 0 and 1,047,942 shares authorized and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	9,187

Stockholders’ equity (Note 8)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 50,833,619 and 21,644,392 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5	2
Additional paid-in capital	113,629	18,650
Retained earnings	30,796	35,392
Total stockholders’ equity	144,430	54,044
Total liabilities, convertible preferred stock, and stockholders’ equity	$154,202	$71,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenue	$32,457	$26,277
Cost of revenue	22,639	15,931
Gross profit	9,818	10,346

Operating expenses
Engineering, research, and development	2,540	1,545
Sales and marketing	3,569	1,712
General and administrative	10,743	6,030
Total operating expenses	16,852	9,287

Income/(loss) from operations	(7,034)	1,059
Other income/(expenses), net	(244)	(162)

Income/(loss) before income taxes	(7,278)	897
Provision/(benefit) for income taxes	(2,682)	185
Net income/(loss) and comprehensive income/(loss)	$(4,596)	$712

Earnings/(loss) per share
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04

Weighted average shares outstanding
Basic	48,885	20,217
Diluted	48,885	20,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Temporary equity Convertible Preferred Stock		Common Stock		Additional paid-in	Retained	Total
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at December 31, 2018 (as previously reported)	—	$—	12,000	$—	$8,794	$24,585	$33,379
Conversion of stock	—	—	8,217	2	(2)	—	—
Balance at December 31, 2018, effect of reverse recapitalization (refer to Note 3)	—	—	20,217	$2	$8,792	$24,585	$33,379
Net income	—	—	—	—	—	712	712
Stock-based compensation	—	—	—	—	1,658	—	1,658
Balance at March 31, 2019	—	$—	20,217	$2	$10,450	$25,297	$35,479

	Temporary equity Convertible Preferred Stock		Common Stock		Additional paid-in	Retained	Total
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at December 31, 2019 (as previously reported)	622	$9,187	12,847	$8,117	$10,535	$35,392	$54,044
Conversion of stock	426	—	8,797	(8,115)	8,115	—	—
Balance at December 31, 2019, effect of reverse recapitalization (refer to Note 3)	1,048	$9,187	21,644	$2	$18,650	$35,392	$54,044
Net loss	—	—	—	—	—	(4,596)	(4,596)
Stock-based compensation	—	—	—	—	4,804	—	4,804
Merger recapitalization	(1,048)	(9,187)	1,048	1	9,187	—	9,188
Consideration paid to GDI shareholders	—	—	—	—	(123,865)	—	(123,865)
ChaSerg shares recapitalized, net of equity issuance costs of $4,142	—	—	28,088	2	204,323	—	204,325
Conversion of related party promissory note to common stock	—	—	53	—	530	—	530
Balance at March 31, 2020	—	$—	50,833	$5	$113,629	$30,796	$144,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities
Net income/(loss)	$(4,596)	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	646	510
Bad debt expense	883	-
Deferred income taxes	(3,571)	(3)
Stock based compensation	4,804	1,658
Changes in assets and liabilities:
Accounts receivable	(2,967)	3,308
Unbilled receivables	1,048	(1,249)
Prepaid income taxes	(43)	(106)
Prepaid expenses and other current assets	(562)	12
Accounts payable	1,499	103
Accrued liabilities	(435)	299
Accrued compensation and benefits	257	1,776
Accrued income taxes	238	(114)
Other current liabilities	(87)	38
Net cash provided by/(used in) operating activities	(2,886)	6,944

Cash flows from investing activities
Purchase of property and equipment	(692)	(226)
Net cash used in investing activities	(692)	(226)

Cash flows from financing activities
Cash received from ChaSerg	208,997	—
GDI shares redeemed for cash (net of cash received from exercise of accelerated options)	(123,865)	—
Equity issuance costs	(2,264)	—
Payments of dividends	—	(2,000)
Net cash provided by/(used in) financing activities	82,868	(2,000)

Net increase in cash and cash equivalents	79,290	4,718
Cash and cash equivalents, beginning of period	42,189	17,862
Cash and cash equivalents, end of period	$121,479	$22,580

Cash paid for income taxes	$370	$460
Significant non-cash activities
Conversion of preferred stock to common stock	$9,187	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 — Background and nature of operations

Grid Dynamics Holdings, Inc. (the “Company” or “GDH”) provides enterprise-level digital transformation in the areas of search, analytics, and release automation to Fortune 500 companies. The Company’s headquarters and principal place of business is in San Ramon, California.

The Company was originally incorporated in Delaware on May 21, 2018 as a special purpose acquisition company under the name ChaSerg Technology Acquisition Corp. (“ChaSerg”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving ChaSerg and one or more businesses. On March 5, 2020 (the “Closing”), the Company consummated its business combination with Grid Dynamics International, Inc. (“GDI”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated November 13, 2019 (the “Business Combination”). In connection with the Closing, the Company changed its name from ChaSerg Technology Acquisition Corp. to Grid Dynamics Holdings, Inc. The Company’s common stock is now listed on the NASDAQ under the symbol “GDYN” and warrants to purchase the common stock at an exercise price of $11.50 per share are listed on the NASDAQ under the symbol “GDYNW.”

Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Business Combination, “ChaSerg” refers to the Company prior to the Closing, and “GDI” refers to GDI prior to the Closing. Refer to Note 3 for further discussion of the Business Combination.

Note 2 — Basis of presentation and summary of significant accounting policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim financial statements should be read in conjunction with GDI’s audited financial statements for the year ended December 31, 2019 included in the Current Report on Form 8-K that the Company filed with the SEC on March 9, 2020.

Basis of presentation

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Although ChaSerg was the legal acquirer, for accounting purposes, GDI was deemed to be the accounting acquirer. GDI was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	GDI holds executive management roles for the Company and those individuals are responsible for the day-to-day operations;

●	GDI’s former owners have the largest minority voting rights in the Company;

●	From a revenue and business operation standpoint, GDI was the larger entity in terms of relative size;

●	Grid Dynamics’ San Ramon, CA headquarters are the headquarters of the Company; and

●	The intended strategy of the Company will continue GDI’s strategy of driving enterprise-level digital transformation in the Fortune 500 companies.

In conjunction with the Business Combination, outstanding shares of GDI were converted into common stock of the Company, par value $0.0001 per share, shown as a recapitalization, and the net assets of ChaSerg were acquired at historical cost, with no goodwill or other intangible assets recorded. GDI was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing (for the year ended December 31, 2019 and quarters ended March 31, 2020 and 2019) are those of GDI. ChaSerg’s assets and liabilities, which include net cash from the trust of $85.1 million, and results of operations were consolidated with GDI beginning on the Closing. The shares and corresponding capital amounts and earnings per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

Principles of consolidation

The accompanying condensed financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of the consolidated condensed financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material. Significant estimates include useful lives and recoverability of property and equipment, allowances for receivables, calculation of accrued liabilities, capitalization of internally developed software, stock-based compensation, and uncertain tax positions.

Certain significant risks and uncertainties

The Company is subject to risks, including but not limited to, concentrations of credit and foreign currency risks. Refer to Note 4 below for additional information. Additionally, the Company has been impacted by the recent coronavirus (“COVID-19”) outbreak. The global outbreak of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial market. The COVID-19 outbreak has impacted the Company’s revenues and the Company’s business continues to be exposed to risks and uncertainties related to the pandemic.  The impact of COVID-19 has been more pronounced with the Company’s retail customers, which depend on keeping their stores open. Additionally, in situations where the Company’s customers encounter financial difficulties, there is a risk associated with the Company’s inability to collect money from customers. The Company has taken several actions to deal with the pandemic. These include enabling its employees to work from home, company-wide salary and compensation cuts, hiring freezes, and suspending all non-essential travel. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short and long-term general economic conditions.

Cash and cash equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents are stated at cost, which approximates fair value. At times, cash deposits with banks may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, current economic conditions within the industries the Company serves as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. The allowance for doubtful accounts balance increased $0.9 million for the period ended March 31, 2020 compared to December 31, 2019.

Revenue recognition

The Company accounts for a contract with a customer when 1) the parties to the contract have approved the contract and are committed to performing their respective obligations, 2) the contract identifies each party’s rights regarding the goods or services to be transferred, 3) the contract identifies the payment terms for the goods or services to be transferred, 4) the contract has commercial substance, and 5) collection of substantially all consideration pursuant to the contract is probable.

The Company derives its revenue from offering a suite of digital engineering and information technology (“IT”) consulting services, including digital transformation strategy, emerging technology, lean labs and legacy system replatforming. For most contracts, the Company uses master agreements to govern the overall relevant terms and conditions of the business arrangement between the Company and its customers. When the Company and a customer enter into a Master Services Agreement (“MSA”), purchases are generally made by the customer via a statement of work (“SOW”) which explicitly references the MSA and specifies the services to be delivered. Fees for these contracts may be in the form of time-and-materials or fixed-fee arrangements. The majority of the Company’s revenues are generated under time-and-material contracts which are billed using hourly rates to determine the amounts to be charged directly to the customer. Fees are billed and collected as stipulated in the contract, and revenue is recognized as services are performed. If there is an uncertainty about the receipt of payment for the services, revenue is recognized to the extent that a significant reversal of revenue would not be probable.

Consulting services revenue is a single performance obligation earned through a series of distinct daily services and may include services such as those described above. The Company recognizes revenue for services over time as the customer simultaneously receives and consumes the benefits as the Company performs IT consulting services. For time-and-materials contracts, the customer derives value from the Company providing daily consulting services, and the value derived corresponds to the labor hours expended. Therefore, the Company measures the progress and recognizes revenue using an effort-based input method. For fixed-fee contracts, revenue is recognized ratably over the contract term.

For time-and-material contracts, the Company applies the variable consideration allocation exception. Therefore, instead of allocating the variable consideration to the entire performance obligation, the Company determined the variable consideration should be allocated to each distinct service to which the variable consideration relates, which is providing the customer daily consulting services. The Company also offers volume discounts or early settlement discounts. Volume discounts apply once the customer reaches certain contractual spend thresholds. Early settlement discounts are issued contingent upon the timing of the payment from the customer. If the consideration promised in a contract includes a variable amount, the Company only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates may require management to make subjective judgments and to make estimates about the effects of matters inherently uncertain. The determination of whether to constrain consideration in the transaction price are based on information (historical, current and forecasted) that is reasonably available to the Company, taking into consideration the type of customer, the type of transaction and the specific facts and circumstances of each arrangement. Although the Company believes that its approach in developing estimates and its reliance on certain judgments and underlying inputs is reasonable, actual results may differ from management’s estimates, judgments and assumptions. These estimates have historically not been material to the consolidated financial statements.

Remaining performance obligation

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2020. This disclosure is not required for:

1)	contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty,

2)	contracts for which the Company recognizes revenues based on the right to invoice for services performed,

3)	variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met, or

4)	variable consideration in the form of a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

All of the Company’s contracts met one or more of these exemptions as of March 31, 2020.

Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The determination of the provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, international and other jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Management considers all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes prior earnings history, the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods of tax attributes, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset in making this assessment. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.

The Company evaluates for uncertain tax positions at each balance sheet date. When it is more likely than not that a position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is greater than 50% likely of being realized after settlement with a tax authority. The Company’s policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in income tax expense.

Restructuring

The Company initiated a restructuring plan focused on optimizing utilization. For the three months ended March 31, 2020 the Company incurred and paid total restructuring expenses of $689,000 which mostly included employee termination costs. This amount is included as a component of general and administrative expenses in the condensed consolidated financial statements.

Recently adopted accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s ASC. The Company has elected not to opt out of the extended transition period and thus when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The accounting standard update was effective beginning in the first quarter of fiscal year 2020, with removed and modified disclosures to be adopted on a retrospective basis, and new disclosures to be adopted on a prospective basis. The Company has determined that the adoption of this guidance did not have a material effect on the consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities”. The new standard changes how entities evaluate decision-making fees under the variable interest entity guidance. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. The Company has determined that the adoption of this guidance did not have a material effect on the consolidated financial statements.

Recently issued accounting pronouncements

The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard allows for two methods of adoption to recognize and measure leases: retrospectively to each prior period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the beginning of the earliest comparative period presented or retrospectively at the beginning of the period of adoption with the cumulative effect of initially applying the guidance recognized at the beginning of the period in which the guidance is first applied. Both adoption methods include a number of optional practical expedients that entities may elect to apply. The Company will adopt the standard retrospectively at the beginning of the period of adoption with the cumulative effect of initially applying the guidance recognized at the beginning of the period in which the guidance is first applied. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), delaying the effective implementation date for ASC 842 by one year for entities that have not yet adopted the standard. The new accounting guidance is effective for the Company for fiscal periods beginning after December 15, 2020 and early adoption is permitted. The Company has not yet determined the impact that the adoption of this guidance will have on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief, and clarified the guidance with the release of ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). These ASUs replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), delaying the effective implementation date for Topic 326 by one year for entities that have not yet adopted the standard. The update is effective for fiscal years beginning after December 15, 2022, and interim periods with fiscal years after December 15, 2022. The Company has not yet determined the impact that the adoption of this guidance will have on the consolidated financial statements.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The update is effective for fiscal years beginning after December 15, 2021, and interim periods with fiscal years after December 15, 2022 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In March 2020, FASB issued ASU No. 2020-03, Codification to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (“CECL”) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 3, Issue 4, and Issue 5 were effective upon issuance of this update. The new guidance did not have a material impact on the consolidated financial statements. The amendments related to Issue 6 and Issue 7 are effective for the Company the earlier of January 1, 2023 or when the Company adopts ASU 2016-13, if early adopted. The Company is currently evaluating the impact these topics will have on the consolidated financial statements.

Note 3 – Business combination

On March 5, 2020, ChaSerg consummated its business combination with GDI pursuant to the Merger Agreement dated November 13, 2019. Fees and expenses paid in connection with the Business Combination were settled using funds from the trust account. Immediately following the Business Combination, there were 50,833,619 shares of common stock with a par value of $0.0001, and 11,346,500 warrants outstanding.

GDI began operations in September 2006 to provide next-generation ecommerce platform solutions in the areas of search, analytics, and release automation to Fortune 500 companies. Under ASC 805, Business Combinations, GDI was deemed the accounting acquirer, and the Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP. ChaSerg was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of GDI issuing stock for the net assets of ChaSerg, accompanied by a recapitalization. The net assets of ChaSerg were stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (approximately 1.685 GDH shares to 1.0 GDI share).

The aggregate consideration for the Business Combination was $396.5 million, consisting of $130.0 million in cash and 27,006,251 shares of ChaSerg’s common stock valued at $10.19 per share, less a post-Closing share adjustment amount of 857,143 shares which were placed in escrow post-Closing. The shares transferred at Closing include 4,313,917 options to purchase the Company’s shares that were vested, outstanding and unexercised, which were determined using 1,739,932 vested options at Closing converted at an exchange ratio of approximately 2.48. Additionally, 364,094 options to purchase the Company’s common stock that were unvested, outstanding and unexercised were assumed by the Company, which were determined using 146,865 unvested options at Closing converted at an exchange ratio of approximately 2.48. The following represents the aggregate consideration for the Business Combination:

(in thousands, except for share and per share amounts)
Shares transferred at Closing	27,006,251
Less: Post-Closing share adjustment	(857,143)
Total shares transferred at Closing	26,149,108
Value per share	10.19
Total share consideration	$266,459
Plus: Cash transferred to GDI stockholders	130,000
Closing merger consideration	$396,459

In connection with the Closing, 51,715 shares of common stock were redeemed at a price per share of approximately $10.21. See Note 8 for details of the Company’s common stock prior to and subsequent to the Business Combination.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $4.7 million, consisting of legal and professional fees, of which $4.1 million were related to equity issuance costs and recorded to additional paid-in capital as a reduction of proceeds and $0.6 million were recorded to general and administrative expenses.

In connection with the Business Combination, all outstanding retention bonus obligations from a 2017 acquisition totaling $3,363,000 were accelerated and paid in full to Grid Dynamics’ personnel immediately prior to the Closing and were recorded in the cost of revenue and operating expenses in the condensed consolidated financial statements.

Note 4 — Concentrations of credit risk

The Company records its accounts receivable and unbilled receivables at their face amounts less allowances. Accounts receivable and unbilled receivables are generally dispersed across the Company’s customers in proportion to their revenue. Three customers individually exceeded 10% of the Company’s accounts receivable balance at March 31, 2020. Three customers individually exceeded 10% of the Company’s accounts receivable balance at December 31, 2019. Two customers individually exceeded 10% of the unbilled receivables at March 31, 2020 and two customers individually exceeded the unbilled receivables balance at December 31, 2019.

Three customers accounted for greater than 10% of the sales for the three months ended March 31, 2020 and 2019. The three customers comprised 46% of total revenue and 52% of total revenue for the three months ended March 31, 2020 and 2019, respectively. The three customers individually accounted for 17%, 17%, and 13% of total revenue for the three months ended March 31, 2020; and 23%, 15%, and 15% of total revenue, for the three months ended March 31, 2019.

Note 5 — Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated	As of
	Useful Life (In Years)	March 31, 2020	December 31, 2019
Computers and equipment	3	$5,720	$5,470
Machinery and automobiles	5	128	129
Furniture and fixtures	3	598	544
Software	2	507	407
Leasehold improvements	7	126	119
		7,079	6,669
Less: Accumulated depreciation and amortization		(4,080)	(3,784)
		2,999	2,885

Capitalized software development costs	2	2,744	2,478
Less: Accumulated amortization		(1,656)	(1,339)
		1,088	1,139
Property and equipment, net		$4,087	$4,024

Note 6 — Accrued liabilities

The components of accrued liabilities were as follows (in thousands):

	As of
	March 31, 2020	December 31, 2019
Accrued customer discounts	$334	$298
Accrued retention bonus	-	648
Other accrued liabilities	419	242
Total accrued liabilities	$753	$1,188

Note 7 — Income taxes

The Company recorded income tax expense/(benefit) of $(2.6) million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective tax rate was 36.9% and 20.6% for the three months ended March 31, 2020 and 2019, respectively. The increase in effective tax rate for the three months ended March 31, 2020, as compared to the same period in 2019 was primarily due to excess tax benefits of stock-based compensation. The large tax benefit recognized in the current quarter is primarily due to net operating losses generated by stock compensation deductions as a result of the merger with GDI and year-to-date book losses.

On March 27, 2020, the U.S. President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of net operating loss carryforwards (“NOLs”) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The Company is still evaluating the impact but does not currently expect the provisions of the CARES Act to have a material effect on the realizability of deferred income tax assets or tax expense. There is no material impact for the three months ended March 31,2020. As additional guidance is released, the Company will evaluate whether there would need to be a change in the period when such guidance is issued.

Note 8 — Stockholders’ equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common stock

The Company is authorized to issue 110,000,000 of common stock. At Closing and as of March 31, 2020, the Company had 50,833,619 shares of common stock outstanding, of which: a) 26,888,285 shares were issued to the stockholders of ChaSerg who did not redeem their shares, b) 1,200,000 shares legally issued and outstanding to the ChaSerg Founders and underwriter subject to earnout provisions as discussed further below, c) 53,000 shares issued to the Sponsor of ChaSerg at $10.00 per share as the result of a promissory note of $0.5 million converted to the Company’s common stock, d) 19,490,295 shares issued to GDD International Holding Company, e) 2,094,850 shares issued to BGV Opportunity Fund, L.P., and f) 1,107,189 shares issued to GDI shareholders prior to the consummation of the Business Combination. Additionally, there were 4,313,917 outstanding vested options to purchase the Company’s common stock.

Preferred Stock

As of December 31, 2019 GDI had 1,047,942 shares of no par value shares of preferred stock outstanding convertible on a 1:1 basis with GDI’s common stock. At the Closing, the preferred stock outstanding was converted into common stock of the Company, par value $0.0001 per share. Therefore, as of March 31, 2020 there was no preferred stock outstanding.

Founders and underwriter shares subject to earnout provisions

At the Closing, the Company had 1,200,000 shares of common stock issued and outstanding subject to earnout provisions (the “Earnout Shares”). The Earnout Shares are subject to transfer restrictions and the owners of the Earnout Shares cannot sell, transfer or otherwise dispose of their respective shares until the respective earnout provisions have been achieved as described further below. The Earnout Shares have full ownership rights including the right to vote and receive dividends and other distributions thereon. Dividends and other distributions are not subject to forfeiture in accordance with the Amended and Restated Sponsor Share Letter filed with the SEC on January 26, 2020. The Earnout Shares vest and are no longer subject to the transfer restrictions as follows:

1)	399,999; 400,000; and 400,001 Earnout Shares vest if the closing price of the Company’s common stock on the principal exchange on which the securities are listed or quoted have been at or about $12.00; $13.50; and $15.00 per share, respectively, for 20 trading days (which need not be consecutive) over a thirty trading day period at any time;

The Earnout Shares automatically vest upon and immediately prior to any of the following events:

1)	The Company engages in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act;

2)	The Company’s common stock ceases to be listed on a national securities exchange;

3)	The Company is amalgamated, merged, consolidated or reorganized with or into another company or person (an “Acquiror”) and as a result of such amalgamation, merger, consolidation or reorganization, fewer than 50.1% (whether by voting or economic rights) of the outstanding equity securities or other capital interests of the Acquiror or surviving or resulting entity is owned in the aggregate by the shareholders of the Company, directly or indirectly, immediately prior to such amalgamation, merger, consolidation or reorganization, excluding from such computation the interests of the Acquiror or any affiliate of the Acquiror;

4)	The Company and/or its subsidiaries sell, assign, transfer or otherwise dispose of (including by bulk reinsurance outside of the ordinary course of business consistent with past practice), in one or a series of related transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to an Acquiror, fewer than 50.1% (whether by voting or economic rights) of the outstanding equity securities or other capital interests of which, immediately following such sale, assignment or transfer, are owned in the aggregate by the pre-transaction Company stockholders; or

5)	If a Schedule 13D or Schedule 13G report (or any successor schedules, form or report), each as promulgated pursuant to the Exchange Act, is filed with the SEC disclosing that any person or group (as the terms “person” and “group” are used in Section 13(d) or Section 14(d) of the Exchange Act and the rules and regulations promulgated thereunder) has become the beneficial owner (as the term “beneficial owner” is defined in Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of a percentage of shares of the outstanding Company common shares as shall be greater than the percentage of such shares that, at the date of such filing, is held by any other person or group that held more than 50% of the voting or economic power of Company immediately after the Closing.

The Earnout Shares released for any event as noted above shall be subject to an equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the common stock after the Closing. Additionally, each such price threshold shall be reduced by the amount of the aggregate cash or the fair market value of any securities or other assets paid or payable by the Company to the holders of common stock, on a per share basis, as an extraordinary dividend or distribution following the Closing; provided that the declaration and payment of any such extraordinary dividend or distribution shall be subject to all applicable Laws. An “extraordinary dividend or distribution” means any dividend or distribution other than a regularly-scheduled dividend or distribution.

Warrants

As of March 31, 2020, there were a total of 11,346,500 warrants outstanding. As part of its initial public offering (“IPO”), ChaSerg issued 22,000,000 units including one share of common stock and one-half of one redeemable warrant. Simultaneously with its IPO, ChaSerg issued 640,000 private placement units to its sponsor underwriter, each consisting of one common share and one-half of one redeemable warrant. ChaSerg issued 53,000 units as a result of the conversion of a working capital sponsor loan consisting of one common share and one-half of one redeemable warrant.

Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50. Warrants may only be exercised for a whole number of shares for common stock. No fractional shares will be issued upon exercise of the warrants. Each warrant is currently exercisable and will expire March 5, 2025 (five years after the completion of the Business Combination), or earlier upon redemption or liquidation.

The Company may call the warrants for redemption at a price of $0.01 per warrant upon a minimum 30 days’ prior written notice of redemption, if and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and if and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

Note 9 — Stock-based compensation

2018 Stock Plan

The Company had previously adopted a stock plan in 2018 (the “2018 Stock Plan”). Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Therefore, on the date of Closing, the acceleration of vesting for 2,568,523 stock options resulted in a stock compensation charge and corresponding increase to additional paid-in capital of $2.5 million. Additionally, at Closing, a percentage of outstanding vested Grid Dynamics stock options were settled in exchange for cash consideration, pursuant to the terms of the Merger Agreement.

The remaining portion of outstanding vested options totaling 1,739,932 and all unvested options totaling 146,865 were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. The number of each participant’s assumed options and the exercise price were adjusted as provided in the Merger Agreement. There was no incremental compensation cost attributable to the incremental fair value of the modified options compared to the original options on the modification date. The assumed stock options will continue to be subject to the same terms and conditions, including vesting schedule terms, in accordance with the 2018 Stock Plan.

The following table sets forth the activity, including the conversion of the vested and unvested options, for the three months ended March 31, 2020:

Options Outstanding
Balance at December 31, 2019	2,734,327
Cashed out	(828,590)
Forfeited	(18,940)
Balance at March 31, 2020 (prior to exchange ratio conversion)	1,886,797
Converted vested balance	4,313,917
Converted unvested balance	364,094
Balance at March 31, 2020 (post to exchange ratio conversion)	4,678,011

2020 Equity Incentive Plan

Effective March 5, 2020, the Board of Directors approved an equity incentive plan (the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 16,300,000 Incentive Stock Options, Nonstatutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units, and Performance Shares (collectively, the “Awards”) to employees, directors, and consultants of the Company. The Board of Directors or any committee appointed by the Board of Directors has the authority to grant Awards. As of March 31, 2020, the Board of Directors granted 1,552,100 NSOs and 2,310,000 RSUs. The Company has not granted any other Awards.

The 1,552,100 NSOs granted on March 13, 2020 are subject to the following time-based vesting conditions: one-fourth of the NSOs will vest on March 13, 2021; and thereafter one-sixteenth of the NSOs will vest each subsequent three month anniversary thereafter on the 13th of the month. Additionally, the NSOs have approximately a ten-year exercise term, and once the NSOs are vested, the recipients have the right to purchase the Company’s stock at a fixed and specified exercise price.

The grant date fair value of each NSO was estimated on the date of grant using the Black-Scholes option pricing model, as determined by the Board of Directors. The key assumptions for 2020 grants are provided in the following table.

2020
Dividend yield	0%
Expected volatility	40%
Risk-free interest rate	0.80%
Expected term in years	6.11
Grant date fair value of common stock	$8.26

The Company used a zero percent dividend yield assumption for all Black-Scholes stock option-pricing calculations. Since the Company’s shares were not publicly traded prior to the Closing and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve at the date of grant. Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants.

The 2,310,000 RSUs granted on March 13, 2020 were granted at the fair market value of the Company’s stock. The RSUs are subject to the following time-based vesting conditions: one-fourth vest on March 13, 2021; and thereafter one-sixteenth of the RSUs will vest each subsequent 3-month anniversary thereafter on the 13th of the month. RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.

The Company classifies awards issued under the stock-based compensation plans as equity. Total compensation expense for the three months ended March 31, 2020 was $4.8 million, which included $2.0 million of compensation expense related to the 2018 Stock Plan, $2.5 million of compensation expense related to the acceleration of vesting of awards under the 2018 Stock Plan, and $0.3 million of compensation expense related to the 2020 Plan. Total compensation expense for the three months ended March 31, 2019 was $1.7 million. Employee stock-based compensation recognized was as follows (in thousands):

	For the three months ended March 31
	2020	2019
Cost of revenue	$615	$23
Engineering, research, and development	596	94
Sales and marketing	1,135	23
General and administrative	2,458	1,518
Total stock-based compensation	$4,804	$1,658

As of March 31, 2020 and 2019, there was approximately $24.5 million and $3.6 million of unrecognized stock-based compensation expense.

Note 10 — Earnings per share

For the three months ended March 31, 2020 and 2019, the Company computed earnings per share (“EPS”) in conformity with the two-class method required for participating securities. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. The Company allocated income between its common and preferred shareholders only for the period the preferred stock was outstanding, which was January 1, 2020 to March 4, 2020 as there was no preferred stock outstanding March 5, 2020 to March 31, 2020. As the Company was in a net loss position for the periods between January 1, 2020 to March 4, 2020 and March 5, 2020 to March 31, 2020, the net loss was allocated entirely to common shareholders. There was no preferred stock outstanding for the three months ended March 31, 2019.

All participating securities are excluded from basic weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted stock units, and convertible preferred securities. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share in order of dilution and by application of the treasury stock method and the if-converted method for stock-based compensation and convertible preferred securities, respectively.

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows (in thousands except per share data):

	For the three months ended March 31,
	2020	2019
Numerator for basic and diluted earnings/(loss) per share
Net income/(loss)	$(4,596)	$712

Denominator for basic and diluted earnings/(loss) per share
Weighted-average shares outstanding – basic and diluted	48,885	20,217
Basic and diluted earnings/(loss) per share	$(0.09)	$0.04

The denominator used in the calculation of basic and diluted EPS has been retrospectively adjusted for the recapitalization of the Company’s shares as a result of the Business Combination as further described in Note 3. The following potential common shares, presented based on amounts outstanding at each period end and adjusted for the stock split as a result of the transaction, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the three months ended March 31,
Potential common shares (in ’000s)	2020	2019
Convertible preferred stock	1,048	-
Stock options to purchase common stock	8,332	5,628
Restricted stock units	2,310	-
Warrants to purchase common stock	11,347	-
Total	23,037	5,628

Note 11 — Commitments and contingencies

Legal Matters

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There were no amounts required to be reflected in these consolidated financial statements related to contingencies.

Note 12 — Subsequent events

The Company performed its subsequent event procedures through May 11, 2020, the date these condensed consolidated financial statements were issued.

On April 29, 2020, the Company’s Compensation Committee resolved that a total of 574,188 performance based shares shall be awarded to Company executives as part of the 2020 Plan. Furthermore, the Company’s Board of Directors resolved that a total of 606,750 RSUs shall be issued to retain the service of Company key executives, excluding the Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations of Grid Dynamics Holdings, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2019, included in the Current Report on Form 8-K which has been filed with the Securities and Exchange Commission (“SEC”) on March 9, 2020.

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements,” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Grid Dynamics Holdings, Inc. (“Grid Dynamics,” “GDH,” the “Company,” “we,” “us,” or “our”) is an emerging leader in enterprise-level digital transformations in Fortune 1000 companies. For enterprises that create innovative digital products and experiences, Grid Dynamics offers close collaboration from digital consulting to early prototypes to enterprise-scale delivery of new digital platforms. Since its inception in 2006 in Menlo Park, California, as a grid and cloud consultancy firm, Grid Dynamics has been on the forefront of digital transformation, working on big ideas like cloud computing, NOSQL, DevOps, microservices, big data and artificial intelligence (“AI”), and quickly established itself as a provider of choice for technology and digital enterprise companies.

As a leading global digital engineering and information technology (“IT”) services provider with its headquarters in Silicon Valley and engineering centers in the United States and multiple Central and Eastern European countries, Grid Dynamics’ core business is to deliver focused and complex technical consulting, software design, development, testing and internet service operations. Grid Dynamics works in close collaboration with its clients to provide digital transformation initiatives that span strategy consulting, development of early prototypes and enterprise-scale delivery of new digital platforms. Grid Dynamics also helps organizations become more agile and create innovative digital products and experiences through its deep expertise in emerging technology, such as AI, data science, cloud computing, big data and DevOps, lean software development practices and a high-performance product culture. Grid Dynamics believes that the key to its success is a business culture that puts products over projects, client success over contract terms and real business results over pure technical innovation. By leveraging Grid Dynamics’ proprietary processes optimized for innovation, emphasis on talent development and technical expertise, Grid Dynamics has been able to achieve significant growth.

We are a former blank check company that completed our initial public offering on May 21, 2018. In March 2020, Grid Dynamics, formerly known as ChaSerg Technology Acquisition Corp (“ChaSerg”), completed its acquisition of Grid Dynamics International, Inc. (“GDI”) pursuant to the business combination agreement dated November 13, 2019 (“Business Combination”). In conjunction with the completion of the Business Combination, ChaSerg was renamed as Grid Dynamics Holdings, Inc.

The Business Combination was accounted for as a reverse recapitalization for which GDI was determined to be the accounting acquirer. Outstanding shares of GDI were converted into our common shares, presented as a recapitalization, and the net assets of ChaSerg were acquired at historical cost, with no goodwill or other intangible assets recorded. The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three months ended March 31,
	2020		2019
(dollars in thousands, except per share data)		% of revenue		% of revenue
Revenues	$32,457	100.0%	$26,277	100.0%
Gross profit	9,818	30.2%	10,346	39.4%
Income/(loss) from operations	(7,034)	(21.7)%	1,059	4.0%
Net income/(loss)	(4,596)	(14.2)%	712	2.7%
Non-GAAP Financial Information(1)
Adjusted EBITDA	3,045	9.4%	3,854	14.7%
Adjusted Net Income	1,878	5.8%	2,490	9.5%
Adjusted Diluted EPS(1)	$0.04	n/a	$0.12	n/a

(1)	Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

Recent Developments

Impact of COVID-19

In December 2019, a novel coronavirus COVID-19 was reported in China, and in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. In response to this global pandemic, several local, state, and federal governments have been prompted to take unprecedented steps that include, but not limited to, travel restrictions, closure of businesses, social distancing, and quarantines.

COVID-19 is currently impacting and will impact our sales and revenue in the near term. From March onwards, we started witnessing the impacts of COVID-19 to our revenues, largely as a consequence of the impacts of the pandemic to the business conditions at some of our customers’ operations. The impacts have been more pronounced at our customers exposed to the retail segment as they depend on consumer spending and their ability to keep their stores open for customers. While the impact is more pronounced at our retail business, the impacts to other segments of our business have largely been determined by customer-specific dynamics. Examples of the COVID-19 impact to our business have included a temporary scale back to our personnel on projects, our customers placing projects and Statements of Work (each, a “SOW”) on temporary hold, and request for longer payment terms.

There are no comparable recent events which may provide guidance as to the effect of the spread and the ultimate impact of COVID-19 pandemic. Consequently, the magnitude of impact to our business and duration of impact is uncertain and difficult to reasonably estimate at this time. Furthermore, the heightened uncertainty and diminished visibility has reduced our ability to forecast our business. Given the unknown duration and extent of COVID-19’s impact on our business, we are withdrawing our previously-announced guidance for 2020.

We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. Although the COVID-19 global pandemic has placed several restrictions in movement, resulting in the majority of our employees being unable to be present at client locations or attend Grid Dynamics office locations, we have been successful in transitioning the majority of our workforce to work remotely. This has resulted in minimal disruption in our ability to deliver services to our customers.

Given the risks associated with the pandemic at some of our customers and their ability to fulfill their payment obligations, we have taken an allowance with our accounts receivables in the first quarter. In the first quarter we have reserved a total amount of $0.9M for allowance of doubtful accounts. We review our accounts receivable on a regular basis and have put in place incremental processes to ensure payments from our customers.

Business Combination

On March 5, 2020, a wholly-owned subsidiary (“Merger Sub 1”) of ChaSerg Technology Acquisition Corp., a Delaware corporation (“ChaSerg”) merged with and into Grid Dynamics International, Inc., a California corporation (“GDI”), with GDI surviving the merger (the “Initial Merger”). Immediately following the Initial Merger, GDI merged with and into another wholly-owned subsidiary of ChaSerg (“Merger Sub 2”) with Merger Sub 2 surviving; Merger Sub 2 was then renamed “Grid Dynamics International, LLC,” and ChaSerg was then renamed “Grid Dynamics Holdings, Inc.” (the “Business Combination”). As of the open of trading on March 6, 2020, the common stock and warrants of Grid Dynamics Holdings, Inc. (“Grid Dynamics”), formerly those of ChaSerg, began trading on The NASDAQ Stock Market LLC as “GDYN” and “GDYNW,” respectively.

Comparability of Financial Information

Grid Dynamics’ results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination and the other events and transactions discussed below.

Key Performance Indicators and Other Factors Affecting Performance

Grid Dynamics uses the following key performance indicators and assesses the following other factors to analyze its business performance, to make budgets and financial forecasts and to develop strategic plans:

Employees by Region

Attracting and retaining the right employees is critical to the success of Grid Dynamics’ business and is a key factor in Grid Dynamics’ ability to meet client needs and grow its revenue base. Grid Dynamics’ revenue prospects and long-term success depend significantly on its ability to recruit and retain qualified IT professionals. A substantial majority of Grid Dynamics’ personnel is comprised of such IT professionals.

The following table shows the number of Grid Dynamics personnel (including full-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of March 31,
	2020	2019
United States	264	228
Central and Eastern Europe	1,093	921
Total	1,357	1,149

(1) Includes Russia, Ukraine, Poland and Serbia.

Attrition

There is competition for IT professionals in the regions in which Grid Dynamics operates, and any increase in such competition may adversely impact Grid Dynamics’ business and gross profit margins. Employee retention is one of Grid Dynamics’ main priorities and is a key driver of operational efficiency. Grid Dynamics seeks to retain top talent by providing the opportunity to work on exciting, cutting-edge projects for high profile clients, a flexible work environment and training and development programs. Grid Dynamics’ management targets a voluntary attrition rate no higher than the mid-teen percentages, in line with the industry.

Hours and Utilization

As most of Grid Dynamics’ customer projects are performed and invoiced on a time and materials basis, Grid Dynamics’ management tracks and projects billable hours as an indicator of business volume and corresponding resource needs for IT professionals. To maintain its gross profit margins, Grid Dynamics must effectively utilize its IT professionals, which depends on its ability to integrate and train new personnel, to efficiently transition personnel from completed projects to new assignments, to forecast customer demand for services and to deploy personnel with appropriate skills and seniority to projects. Grid Dynamics’ management generally tracks utilization with respect to subsets of employees, by location or by project, and calculates the utilization rate for each subset by dividing (x) the aggregate number of billable hours for a period by (y) the aggregate number of total available hours for the same period. Grid Dynamics’ management analyzes and projects utilization to measure the efficiency of its workforce and to inform management’s budget and personnel recruiting decisions

Customer Concentration

Grid Dynamics’ ability to retain and expand its relationships with existing clients and add new clients are key indicators of its revenue potential. Grid Dynamics grew its customer base from 24 customers as of March 31, 2019 to 37 customers as of March 31, 2020. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. Of Grid Dynamics’ customers, three customers each accounted for 10% or more of Grid Dynamics’ revenue in the three month periods ended March 31, 2020 and 2019.

The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the periods indicated

	Three months ended March 30,
	2020	2019

Total customers (as of period end)	37	24
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	7	7
>$2.5 – 5.0 million	4	1
>$1.0 – 2.5 million	4	4
Top five customers	64%	70%
Top ten customers	86%	93%
Top five customers	$20,780	$18,368
Top ten customers	$27,946	$24,421

Foreign Currency Exchange Rate Exposure

Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency, as well as the functional currency of all of its subsidiaries, is the U.S. dollar. Grid Dynamics contracts with customers for payment in and generates substantially all of its revenue in U.S. dollars. Its non-U.S. subsidiaries’ operations relate substantially to performing services under those contracts. Several of Grid Dynamics’ subsidiaries conduct operations and employ or contract personnel in Russia, Ukraine, Poland and Serbia, but keep their books and records in U.S. dollars. Grid Dynamics’ foreign currency transaction exposure is a result of having to convert U.S. dollars into the local currencies of the countries in which it must pay expenses, typically by transferring funds to its non-U.S. subsidiaries. These expenses are primarily comprised of compensation and benefits and other operating costs, such as rent. Subsidiary transactions executed in local currencies are converted into U.S. dollars at the exchange rate in effect on the date of the transaction, in the case of asset and liability transactions, or at the average monthly exchange rate, in the case of income and expense transactions. Certain balances in local currencies, particularly cash and financial instruments, are adjusted at each balance sheet date to reflect the then-current exchange rate, which is the rate at which the related receivable or payable could be settled at that date. As a result, Grid Dynamics’ assets, liabilities, profit margins and other measures of profitability may be subject to volatility due to changes in the exchange rate of the U.S. dollar against the currencies in which Grid Dynamics’ subsidiaries incur operating expenses, and may not be comparable between periods.

In the three months ended March 31, 2020, approximately 18%, 11% and 10% of Grid Dynamics’ $39.5 million of combined cost of revenue and total operating expenses were denominated in the Russian ruble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 21%, 12%, and 11% of Grid Dynamics’ $25.2 million of combined cost of revenue and total operating expenses in the three months ended March 31, 2019. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. For example, in Ukraine, Grid Dynamics generally pays salaries in the current hryvnia equivalent of an agreed U.S. dollar amount, consistent with local requirements. As a result, a significant portion of Grid Dynamics’ exposure to fluctuations in the value of the Ukrainian hryvnia against the U.S. dollar is naturally hedged. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure through the use of financial instruments, it may do so in the future. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.

Seasonality

Grid Dynamics’ business is subject to seasonal trends that impact its revenues and profitability between quarters, largely driven by the U.S. retail cycle, which drives the behavior of a significant portion of Grid Dynamics’ customers, and the timing of holidays in the countries in which Grid Dynamics operates. Excluding the impact of growth in its book of business, Grid Dynamics has historically recorded higher revenue and gross profit in the second and third quarters of each year compared to the first and fourth quarters of each year. The Christmas holiday season in Russia and Ukraine, for example, falls in the first quarter of the calendar year, resulting in reduced activity and billable hours. In addition, many of Grid Dynamics’ retail sector customers tend to slow their discretionary spending during the holiday sale season, which typically lasts from late November (before Thanksgiving) through late December (after Christmas).

Non-GAAP Measures

To supplement Grid Dynamics’ consolidated financial data presented on a basis consistent with GAAP, this report contains certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share, or EPS. Grid Dynamics has included these non-GAAP financial measures because they are financial measures used by Grid Dynamics’ management to evaluate Grid Dynamics’ core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. These measures exclude certain expenses that are required under GAAP. Grid Dynamics excludes these items because they are not part of core operations or, in the case of stock-based compensation, non-cash expenses that are determined based in part on Grid Dynamics’ underlying performance.

Grid Dynamics believes these supplemental performance measurements are useful in evaluating operating performance, as they are similar to measures reported by its public industry peers and those regularly used by security analysts, investors and other interested parties in analyzing operating performance and prospects. These non-GAAP financial measures are not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. Grid Dynamics compensates for these limitations by providing investors and other users of its financial information a reconciliation of non-GAAP measures to the related GAAP financial measures. Grid Dynamics encourages investors and others to review its financial information in its entirety, not to rely on any single financial measure and to view its non-GAAP measures in conjunction with GAAP financial measures.

Grid Dynamics defines and calculates its non-GAAP financial measures as follows:

●	Adjusted EBITDA: Net income before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses).

●	Non-GAAP Net Income: Net income adjusted for the impact of stock-based compensation, transaction-related costs, other income/expenses, net, and the tax impacts of these adjustments.

●	Non-GAAP Diluted EPS: Non-GAAP Net Income, divided by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the reconciliation of Grid Dynamics’ Adjusted EBITDA to its consolidated net income, the most directly comparable GAAP measure, for the periods indicated:

	Three months ended March 31,
	2020	2019
(in thousands)
GAAP net income/(loss)	$(4,596)	$712
Adjusted for:
Depreciation and amortization	646	510
Provision/(benefit) for income taxes	(2,682)	185
Stock-based compensation	4,804	1,658
Transaction and transformation-related costs (1)	3,940	627
Restructuring costs (2)	689	-
Other (income)/ expenses, net (3)	244	162
Adjusted EBITDA	$3,045	$3,854

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, and other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2)	In the three months period ended March 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.7 million, primarily resulting from a reduction in workforce and other charges.

(3)	Other income/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, other miscellaneous non-operating expenses, and interest on cash held at banks.

The following table presents a reconciliation of Grid Dynamics’ Adjusted Diluted EPS and its Adjusted Net Income to its consolidated net income for the periods indicated:

	Three months ended March 31,
	2020	2019
(in thousands, except per share data)
GAAP net income/(loss)	$(4,596)	$712
Adjusted for:
Stock-based compensation	4,804	1,658
Transaction and transformation-related costs (1)	3,940	627
Restructuring costs (2)	689	-
Other (income)/expenses, net (3)	244	162
Tax impact of non-GAAP adjustments (4)	(2,710)	(669)
Excess tax benefits related to stock-based compensation expense	(493)		-
Non-GAAP Net Income (5)	$1,878	$2,490
Non-GAAP Diluted EPS	$0.04	$0.12
Number of shares used in the Non-GAAP Diluted EPS	48,885,089	20,216,652
Adjustment for excess tax benefits related to stock-based compensation expense	493	-
Adjusted Non-GAAP Net Income (6)	$2,371	$2,490
Adjusted Non-GAAP Diluted EPS	$0.05	$0.12
Number of shares used in the Adjusted Non-GAAP Diluted EPS	48,885,089	20,216,652

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, and other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2)	In the three months period ended March 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $689, primarily resulting from a reduction in workforce and other charges.

(3)	Other income/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, other miscellaneous non-operating expenses, and interest on cash held at banks.

(4)	Reflects the estimated tax impact at a normalized tax rate of the non-GAAP adjustments presented in the table.

(5)	Non-GAAP Net Income for the period divided by the diluted weighted-average shares outstanding of 48.9 million and 20.2 million for the three months ended March 31, 2020 and 2019, respectively.

(6)	Adjusted Non-GAAP Net Income at normalized tax rate for the period divided by the diluted weighted-average shares outstanding of 48.9 million and 20.2 million for the three months ended March 31, 2020 and 2019, respectively.

Key Components of Revenue and Expenses

Revenue

Grid Dynamics generates revenue by providing focused and complex services in the area of software engineering, development, integration, testing, and operations of digital services. Grid Dynamics provides services mainly on a time and materials basis and, to a much lesser extent, on a fixed-fee basis. While fixed-fee contracts currently represent an immaterial portion of overall revenue for the periods presented, Grid Dynamics expects proportionate revenue from fixed-fee contracts to increase in future periods. On a time and materials basis, Grid Dynamics earns and recognizes revenue as hours and costs are incurred. On its current and future fixed fee contracts, Grid Dynamics earns and recognizes revenue as the work is performed, the monthly calculation of which is based upon estimated annual employee hours multiplied by number of employees on the project and divided by twelve months. For both time and materials contracts and fixed fee contracts, hourly rates are typically determined based on the location and experience of Grid Dynamics personnel selected to perform the service and are negotiated for each contract or statement of work, as the case may be. For fixed fee contracts, the fixed fee generally remains constant for the contracted project period unless the client directs a change in scope of project work or requests additional Grid Dynamics employees in excess of those scheduled for a specific project.

In select cases, Grid Dynamics offers volume discounts or early settlement discounts, which are recorded as contra-revenue items. Volume discounts apply once the customer reaches certain contractual spend thresholds. Early settlement discounts are issued contingent upon the timing of the payment from the customer. If there is uncertainty about project completion or receipt of payment for services provided, revenue is deferred until the uncertainty is sufficiently resolved.

Costs and Expenses

Cost of Revenue. Cost of revenue consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and travel expenses for client-serving personnel. Cost of revenue also includes depreciation and amortization expense related to client-serving activities.

Engineering, Research and Development. Engineering, research and development expenses consist mainly of salaries and employee benefits including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions and personnel. Engineering, research and development expenses also includes depreciation and amortization expense related to such activities. Engineering, research and development costs are expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of expenses associated with promoting and selling Grid Dynamics’ services and consists mainly of salaries and benefits, including performance bonuses and stock-based compensation, marketing events, travel, as well as depreciation and amortization expense related to such activities.

General and Administrative. General and administrative expenses consist primarily of administrative personnel and officers’ salaries and benefits including performance bonuses and stock-based compensation, legal and audit expenses, insurance, operating lease expenses (mainly facilities and vehicles) and other facility costs, workforce global mobility initiatives, restructuring and employee relocations costs (not in connection with customer projects), and depreciation and amortization expense related to such activities. General and administrative expenses include a substantial majority of Grid Dynamics’ stock-based compensation costs for the financial periods discussed herein.

Provision for Income Taxes. Grid Dynamics follows the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Grid Dynamics’ effective tax rate was 36.9% and 20.6% in the three month periods ended March 31, 2020 and 2019, respectively. The differences in effective tax rate between the three month periods ended March 31, 2020 and 2019 were attributable mainly to an increase in stock compensation deductions as well as a change in mix of taxing jurisdictions.

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended March 31,
	2020	2019	Change
(in thousands, except percentages)
Revenue	$32,457	$26,277	$6,180	23.5%
Cost of revenue	22,639	15,931	6,708	42.1%
Gross profit	9,818	10,346	(528)	(5.1)%
Engineering, research, and development	2,540	1,545	995	64.4%
Sales and marketing	3,569	1,712	1,857	108.5%
General and administrative	10,743	6,030	4,713	78.2%
Total operating expense	16,852	9,287	7,565	81.5%
Income from operations	(7,034)	1,059	(8,093)	(764.2)%
Other income/(expenses), net	(244)	(162)	(82)	n.m.
Income before income taxes	(7,278)	897	(8,175)	n.m.
Provision for income taxes	(2,682)	185	(2,867)	n.m.
Net income/(loss)	$(4,596)	$712	$(5,308)	n.m.

n.m. = not meaningful.

Revenue. Revenue increased by $6.2 million, or 23.5%, to $32.5 million in the three months ended March 31, 2020 from $26.3 million in the three months ended March 31, 2019 The revenue increase was largely driven by business volume. Grid Dynamics’ top five customers contributed $20.8 million and $18.4 million to revenue for the three month periods ended March 31, 2020 and 2019, respectively, in the aggregate accounting for $2.4 million of the increase. Furthermore, between the three month period ended March 31, 2020 and 2019, four out of the five customers remained in the top five customer group. The remainder of the increase reflected growth in revenue from existing customers as well as new customers (i.e., customers for which Grid Dynamics performed services for the first time during the period), combined which accounted for an additional $3.8 million of the increase.

Cost of Revenue and Gross Profit. Cost of revenue increased by $6.7 million, or 42.1%, to $22.6 million in the three months ended March 31, 2020 from $15.9 million in the three months ended March 31, 2019, largely driven by Grid Dynamics’ increased business volume and a combination of other costs such as stock-based compensation and retention bonus.

Gross profit decreased by $0.5 million, or 5.1%, to $9.8 million in the three months ended March 31, 2020 compared to $10.3 million in the three months ended March 31, 2019. Gross margin (gross profit as a percentage of revenue) decreased by 9.2 percentage points to 30.2% in the three months ended March 31, 2020 from 39.4% in the three months ended March 31, 2019. The gross margin decline was attributable to three main factors: 1) increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination, 2) lower levels of revenue in the month of March due to the impacts of the ongoing COVID-19 pandemic, and 3) increased headcount at our offshore delivery centers.

Engineering, Research and Development. Engineering, research and development expense increased by $1 million to $2.5 million in the three months ended March 31, 2020, a 64.4% increase from $1.5 million in the three months ended March 31, 2019, reflecting Grid Dynamics’ efforts to develop its solutions and expertise.

Sales and Marketing. Sales and marketing expense increased by $1.9 million, or 108.5%, to $3.6 million in the three months ended March 31, 2020 from $1.7 million in the three months ended March 31, 2019. Sales and marketing expense accounted for 11% of Grid Dynamics’ revenue in the three months ended March 31, 2020 compared to 6.5% in the three months ended March 31, 2019, an increase of 4.5 percentage points. The increase was due mainly to the development of Grid Dynamics’ sales force personnel and ramp up in marketing events.

General and Administrative. General and administrative expense increased by $4.7 million, or 78.2%, to $10.7 million in the three months ended March 31, 2020 from $6.0 million in the three months ended March 31, 2019. Stock-based compensation expense accounted for $0.9 million of the increase, retention bonus expense accounted for $0.6 million of the increase, and restructuring expenses accounted for $0.7 million of the increase. The remainder of the increase was attributable to Grid Dynamics’ continuing footprint expansion, relocation of personnel, increased spend on workforce global mobility initiatives and increased acquisition-related exploratory costs. As a result, general and administrative expense accounted for 33.1% of Grid Dynamics’ revenue in the three months ended March 31, 2020, an increase of 10.2 percentage points from 22.9% in the three months ended March 31, 2019.

Other income/(expenses), net. Other net expenses remained on the same level of $0.2 million for the three months ended March 31, 2020 and March 31, 2019, reflecting increased interest income and miscellaneous expenses.

Provision for Income Tax. Provision for income tax was ($2.6) million in the three months ended March 31, 2020 compared to $0.2 million in the three months ended March 31, 2019. The difference in tax provision is primarily driven by excess tax benefits of stock-based compensation resulted from the merger with GDI.

Net Income. Net income decreased to ($4.6) million in the three months ended March 31, 2020 from $0.7 million in the three months ended March 31, 2019, for the reasons discussed above.

Liquidity and Capital Resources

Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to working capital, consisting mainly of compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $121 million is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.

As of March 31, 2020, Grid Dynamics had cash and cash equivalents amounting to $121.5 million. Of this amount, $3.7 million was held outside the United States, namely in Russia, Ukraine, Poland and Serbia. As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Russia, Ukraine, Poland and Serbia may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less onerous than those of the United States.

Grid Dynamics does not have any debt outstanding at the date of this report and did not have any debt outstanding at any balance sheet date presented.

Cash Flows

The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$(2,886)	$6,944
Net cash used in investing activities	(692)	(226)
Net cash provided by (used in) financing activities	82,868	(2,000)
Net increase in cash and cash equivalents	79,290	4,718
Cash, cash equivalents (beginning of period)	42,189	17,862
Cash, cash equivalents (end of period)	$121,479	$22,580

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2020 decreased by $9.8 million, or 142%, to ($2.9) million from $6.9 million in the same period in 2019, driven by lower cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges). The key reasons for the decline in cash operating profit were retention bonuses paid out to employees due to the successful merger with ChaSerg on March 5, 2020, lower level of revenues due to the impact of COVID-19 in the month of March, and higher costs associated with our delivery centers.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2020 was $0.7 million compared to $0.2 million used in the same period in 2019, and in both periods reflected mainly capital expenditures for computer hardware and related equipment.

Financing Activities. Net cash provided by financing activities was $82.9 million in the three months ended March 31, 2020, reflecting primarily the proceeds from the merger with ChaSerg. In the three months ended March 31, 2019, Grid Dynamics used net cash of $2.0 million in financing activities for payment of dividend.

Contractual Obligations

Grid Dynamics’ outstanding operating leases and software service agreement obligations have not changed materially since December 31, 2019. In addition, Grid Dynamics purchases software licenses in the ordinary course of business.

Non-perpetual licenses are typically renewed annually. Grid Dynamics does not have any material obligations under contractual arrangements other than as disclosed in this report.

Off-Balance Sheet Arrangements and Commitments

Except for its credit support for the letter of credit and balances on corporate credit cards described above, Grid Dynamics does not have any off-balance sheet arrangements of the kind required to be disclosed under SEC rules and does not have any off-balance sheet or contingent commitments, except as described above with respect to operating leases.

As a result of analysis related to Grid Dynamics’ functional control of subcontractor GD Ukraine, LLC, the subcontractor was determined to be a variable interest entity (“VIE”) and is therefore consolidated in Grid Dynamics’ financial statements. The assets and liabilities of this VIE consist primarily of intercompany balances and transactions, all of which have been eliminated in consolidation.

Critical Accounting Policies

Grid Dynamics management’s discussion and analysis of our financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires Grid Dynamics to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Grid Dynamics considers an accounting judgment, estimate or assumption to be critical when (1) an estimate or assumption is complex in nature or requires a high degree of judgment, and (2) the use of different judgments, estimates and assumptions could have a material impact on Grid Dynamics’ condensed consolidated financial statements. Grid Dynamics’ critical accounting policies are described in Note 2 to its condensed consolidated financial statements.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies and any such election to not to take advantage of the extended transition period is irrevocable. Prior to the Business Combination, ChaSerg was an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of this extended transition period. Following the consummation of the Business Combination, Grid Dynamics remains an emerging growth company and continues to take advantage of the benefits of the extended transition period.

Recently Adopted and Issued Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to Grid Dynamics’ condensed consolidated financial statements.

In particular, Grid Dynamics recently implemented Accounting Standards Codification (ASC) Topic 606 (Revenue from Contracts with Customers). Grid Dynamics adopted the standard using the modified retrospective method, where it recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings while prior period amounts are not adjusted and continue to be reported in accordance with Grid Dynamics’ legacy accounting under ASC Topic 605. The implementation of the new standard did not materially affect our consolidated financial statements as discussed further in Note 2 to Grid Dynamics’ condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Grid Dynamics has in the past and may in the future be exposed to certain market and credit risks in the ordinary course of business, including exposure related to fluctuations in foreign currency rates, and on occasion and to a lesser extent, changes in interest rates and concentration of credit risk. In addition, Grid Dynamics’ international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions. See the section titled “Risk Factors” for additional information.

Foreign Currency Exchange Rate Risk

Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar, which is Grid Dynamics’ functional currency. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar, and believes, due to Ukrainian payroll being pegged to the U.S. dollar, that a significant portion of its foreign currency exchange rate exposure to the Ukrainian hryvnia is naturally hedged. In future periods, Grid Dynamics may also become materially exposed to changes in the value of the Serbian dinar against the U.S. dollar, as it continues to expand its operations in Serbia.

In the three months ended March 31, 2020, approximately 18%, 11% and 10% of Grid Dynamics’ $38.7 million of combined cost of revenue and total operating expenses were denominated in the Russian ruble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 15%, 9%, and 8% of Grid Dynamics’ $34.1 million of combined cost of revenue and total operating expenses in the three months ended March 31, 2019.

In the three months ended March 31, 2020:

●	a 10% decrease in the value of the Russian ruble against the U.S. dollar would have resulted in a $0.7 million increase in Grid Dynamics’ income from operations, while a 10% increase in the ruble’s value would have resulted in a $0.7 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.4 million decrease in income from operations.

In the three months ended March 31, 2019:

●

a 10% decrease in the value of the Russian ruble against the U.S. dollar would have resulted in a $0.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the ruble’s value would have resulted in a $0.6 million decrease in income from operations.

●

a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.3 million decrease in income from operations.

Grid Dynamics analyzes sensitivity to the ruble and zloty separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors.

Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks minimize it by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one week. Grid Dynamics’ management may evaluate new hedging strategies in future periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2020. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Internal Control Over Financial Reporting

Our management, including the CEO and CFO, confirmed there were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. Future litigation may be necessary, among other things, to defend us or our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. See the section titled “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed.

Risks Related to Grid Dynamics’ Business

Risks Related to Grid Dynamics’ Business, Operations and Industry

Grid Dynamics has a relatively short operating history and operates in a rapidly evolving industry, which makes it difficult to evaluate future prospects and may increase the risk that it will not continue to be successful.

Grid Dynamics was founded in 2006 and has a relatively short operating history in the technology services industry, which is competitive and continuously evolving, subject to rapidly changing demands and constant technological developments. As a result, success and performance metrics are difficult to predict and measure. Since services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model and its results of operations, it can be difficult to predict how any company’s services, including that of Grid Dynamics, will be received in the market.

While many Fortune 1000 enterprises, including Grid Dynamics’ clients, have been willing to devote significant resources to incorporate emerging technologies and related market trends into their business models, they may not continue to spend any significant portion of their budgets on services like those provided by Grid Dynamics in the future. Neither Grid Dynamics’ past financial performance nor the past financial performance of any other company in the technology services industry is indicative of how Grid Dynamics will fare financially in the future. Grid Dynamics’ future profits may vary substantially from those of other companies and Grid Dynamics’ past profits, making an investment in Grid Dynamics risky and speculative. If clients’ demand for Grid Dynamics’ services declines as a result of economic conditions, market factors or shifts in the technology industry, Grid Dynamics’ business, financial condition and results of operations would be adversely affected.

Grid Dynamics may be unable to effectively manage its growth or achieve anticipated growth, which could place significant strain on Grid Dynamics’ management personnel, systems and resources.

Continued growth and expansion may increase the challenges Grid Dynamics faces in recruiting, training and retaining sufficiently skilled professionals and management personnel, maintaining effective oversight of personnel and delivery centers, developing financial and management controls, coordinating effectively across geographies and business units, and preserving its culture and values. Failure to manage growth effectively could have a material adverse effect on the quality of the execution of Grid Dynamics’ engagements, its ability to attract and retain IT professionals, as well as its business, financial condition and results of operations.

In addition, as Grid Dynamics increases the size and complexity of projects that it undertakes with clients, adds new delivery sites, introduces new services or enters into new markets, Grid Dynamics may face new market, technological, operational, compliance and administrative risks and challenges, including risks and challenges unfamiliar to Grid Dynamics. Grid Dynamics may not be able to mitigate these risks and challenges to achieve its anticipated growth or successfully execute large and complex projects, which could materially adversely affect Grid Dynamics’ business, prospects, financial condition and results of operations.

Grid Dynamics’ revenues are highly dependent on a limited number of clients and industries that are affected by seasonal trends, and any decrease in demand for outsourced services in these industries may reduce Grid Dynamics’ revenues and adversely affect Grid Dynamics’ business, financial condition and results of operations.

Grid Dynamics generates a significant portion of its revenues from its 10 largest clients and has a limited client base of fewer than 40 total clients. For example, Grid Dynamics generated approximately 86%, 93% and 94% of its revenue from its 10 largest clients during the three month periods ended March 31, 2020 and 2019, and the year ended December 31, 2019, respectively, and the three largest clients each accounted for 10% or more of Grid Dynamics’ revenue for the three month periods ended March 31, 2020 and 2019, and the year ended December 31, 2019. Since Grid Dynamics derives substantially all of its revenue through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for Grid Dynamics in any subsequent year. In addition, a significant portion of Grid Dynamics’ revenues is concentrated in two specific industry verticals: digital retail and digital technology. Grid Dynamics’ growth largely depends on continued demand for its services from clients in these two industry verticals and other industries that it may target in the future, as well as on trends in these industries to outsource the type of services Grid Dynamics provides.

Grid Dynamics’ business is also subject to seasonal trends that impact its revenues and profitability between quarters, largely driven by the U.S. retail cycle, which drives the behavior of a significant portion of Grid Dynamics’ clients, and the timing of holidays in the countries in which Grid Dynamics operates. Excluding the impact of growth in its book of business, Grid Dynamics has historically recorded higher revenue and gross profit in the second and third quarters of each year compared to the first and fourth quarters of each year. The Christmas holiday season in Russia and Ukraine, for example, falls in the first quarter of the calendar year, resulting in reduced activity and billable hours. In addition, many of Grid Dynamics’ retail sector clients tend to slow their discretionary spending during the holiday sale season, which typically lasts from late November (before Thanksgiving) through late December (after Christmas). Such seasonal trends may cause reductions in Grid Dynamics’ profitability and profit margins during periods affected.

A reduction in demand for Grid Dynamics’ services and solutions caused by seasonal trends, downturn in any of Grid Dynamics’ targeted industries, a slowdown or reversal of the trend to outsource IT services in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing may result in a decrease in the demand for Grid Dynamics’ services and could have a material adverse effect on its business, financial condition and results of operations. In addition to the potential impact of these season trends, the global outbreak of the novel coronavirus COVID-19 pandemic has had adverse effects on the retail industry, which could lead to additional adverse effects on Grid Dynamics’ business.

The impact of the COVID-19 pandemic has and may continue to affect our stock price, business operations, and overall financial performance.

In December 2019, a novel coronavirus COVID-19 was reported in China, and in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. In response to this global pandemic, several local, state, and federal governments have been prompted to take unprecedent steps that include, but not limited to, travel restrictions, closure of businesses, social distancing, and quarantines.

COVID-19 is currently impacting and will impact our sales and revenue in the near term. From March onwards, we started witnessing the impacts of COVID-19 to our revenues, largely as a consequence of the impacts of the pandemic to the business conditions at some of our customers’ operations. The impacts have been more pronounced at our customers exposed to the retail segment as they depend on consumer spending and their ability to keep their stores open for customers. While the impact is more pronounced at our retail business, the impacts to other segments of our business have largely been determined by customer-specific dynamics. Examples of the COVID-19 impact to our business have included a temporary scale back to our personnel on projects, our customers placing projects and SOWs on temporary hold, and request for longer payment terms.

There are no comparable recent events which may provide guidance as to the effect of the spread and the ultimate impact of COVID-19 pandemic. Consequently, the magnitude of impact to our business and duration of impact is uncertain and difficult to reasonably estimate at this time. Furthermore, the heightened uncertainty and diminished visibility has reduced our ability to forecast our business.

We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. Although the COVID-19 global pandemic has placed several restrictions in movement, resulting in the majority of our employees being unable to be present at client locations or attend Grid Dynamics’ office locations, we have been successful in transitioning the majority of our workforce to work remotely. This has resulted in minimal disruption in our ability to deliver services to our customers.

Given the risks associated with the pandemic at some of our customers and their ability to fulfill their payment obligations, we have taken an allowance with our accounts receivables in the first quarter of 2020. In the first quarter we have reserved a total amount of $0.9 million for allowance of doubtful accounts. We review our accounts receivable on a regular basis and have put in place incremental processes to ensure payments from our customers.

Grid Dynamics’ revenues are highly dependent on clients primarily located in the United States. Any economic downturn in the United States or disruptions in the credit markets may have a material adverse effect on Grid Dynamics’ business, financial condition and results of operations.

The IT services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. Grid Dynamics derives nearly all of its revenues from clients in the United States. In the event of an economic downturn in the United States, existing and prospective clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for Grid Dynamics’ services and may have a material adverse effect on its business, financial condition and results of operations. In addition, if a disruption in the credit markets were to occur, it could pose a risk to Grid Dynamics’ business if clients or vendors are unable to obtain financing to meet payment or delivery obligations to Grid Dynamics or if Grid Dynamics is unable to obtain necessary financing. The global outbreak of the COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small and medium sized businesses. Any economic downturn resulting from the COVID-19 pandemic and preventative measures taken by governments and private business worldwide could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. Although the U.S. government and others throughout the world have or have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether government actions will successfully avert or mitigate any economic downturn.

Grid Dynamics faces intense and increasing competition.

The market for technology and IT services is highly competitive and subject to rapid change and evolving industry standards and Grid Dynamics expects competition to persist and intensify. Grid Dynamics faces competition from offshore IT services providers in other outsourcing destinations with low wage costs such as India and China and other CEE countries, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which could reduce Grid Dynamics’ revenues to the extent that clients obtain services from competing companies. Clients may prefer services providers that have more locations or that are based in countries more cost-competitive, more stable or more secure than some of the emerging markets in which Grid Dynamics operates.

Grid Dynamics’ primary competitors include IT service providers, such as EPAM Systems, Globant S.A. and Endava plc; global consulting and traditional IT services companies, such as Accenture PLC, Capgemini SE, Cognizant Technology Solutions Corporation and Tata Consultancy Services Limited; and in-house development departments of its clients. Many of Grid Dynamics’ present and potential competitors have substantially greater financial, marketing and technical resources, and name recognition than Grid Dynamics. Therefore, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of technology and IT services and Grid Dynamics may be unable to retain its clients while competing against such competitors. Increased competition as well as Grid Dynamics’ inability to compete successfully may have a material adverse effect on Grid Dynamics’ business and results of operations.

Grid Dynamics’ ability to generate and retain business depends on its reputation.

Since Grid Dynamics’ business involves providing tailored services and solutions to clients, Grid Dynamics believes that its corporate reputation is a significant factor when an existing or prospective client is evaluating whether to engage Grid Dynamics’ services as opposed to those of its competitors. In addition, Grid Dynamics believes that its brand name and reputation also play an important role in recruiting, hiring and retaining highly skilled personnel.

However, Grid Dynamics’ brand name and reputation is potentially susceptible to damage by factors beyond its control, including actions or statements made by current or former clients and employees, competitors, vendors, adversaries in legal proceedings, government regulators and the media. There is a risk that negative information about Grid Dynamics, even if untrue, could adversely affect its business. Any damage to Grid Dynamics’ reputation could be challenging to repair, could make potential or existing clients reluctant to select Grid Dynamics for new engagements, could adversely affect its recruitment and retention efforts, and could also reduce investor confidence.

Grid Dynamics’ failure to successfully attract, hire, develop, motivate and retain highly skilled personnel could materially adversely affect Grid Dynamics’ business, financial condition and results of operations.

Grid Dynamics’ continued growth and success and operational efficiency is dependent on its ability to attract, hire, develop, motivate and retain highly skilled personnel, including IT engineers and other technical personnel, in the geographically diverse locations in which it operates. Competition for highly skilled IT professionals can be intense in the regions in which Grid Dynamics operates, and Grid Dynamics may experience significant employee attrition rates due to such competition. While Grid Dynamics’ management targets a voluntary attrition rate no higher than the mid-teen percentages, the significant market demand for highly skilled IT personnel and competitors’ activities may induce Grid Dynamics’ qualified personnel to leave and make it more difficult for Grid Dynamics to recruit new employees with suitable knowledge, experience and professional qualifications. Failure to attract, hire, develop, motivate and retain personnel with the skills necessary to serve its clients could decrease Grid Dynamics’ ability to meet and develop ongoing and future business and could materially adversely affect Grid Dynamics’ business, financial condition and results of operations.

Grid Dynamics’ success depends substantially upon the continuing efforts of its senior executives and key employees, and Grid Dynamics’ business may be severely disrupted if Grid Dynamics loses their services.

Grid Dynamics’ success depends substantially upon the continued services of its senior executives and other key employees. If Grid Dynamics loses the services of one or more of such senior executives or key employees following the Business Combination, Grid Dynamics’ business operations can be disrupted, and Grid Dynamics may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in Grid Dynamics’ industry is intense, and Grid Dynamics may be unable to retain its senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case Grid Dynamics’ business may be severely disrupted.

Failure to adapt to rapidly changing technologies, methodologies and evolving industry standards may have a material adverse effect on Grid Dynamics’ business, financial condition and results of operations.

Grid Dynamics operates in an industry characterized by rapidly changing technologies, methodologies and evolving industry standards. Grid Dynamics’ future success depends in part upon its ability to anticipate developments in its industry, enhance its existing services and to develop and introduce new services to keep pace with such changes and developments and to meet changing client needs.

Development and introduction of new services and products is expected to become increasingly complex and expensive, involve a significant commitment of time and resources, and subject to a number of risks and challenges, including:

●	difficulty or cost in updating services, applications, tools and software and to develop new services quickly enough to meet clients’ needs;

●	difficulty or cost in making some features of software work effectively and securely over the Internet or with new or changed operating systems;

●	difficulty or cost in updating software and services to keep pace with evolving industry standards, methodologies, regulatory and other developments in the industries where Grid Dynamics’ clients operate; and

●	difficulty in maintaining a high level of quality as Grid Dynamics implements new technologies and methodologies.

Grid Dynamics may not be successful in anticipating or responding to these developments in a timely manner, or if it does respond, the services, technologies or methodologies Grid Dynamics develops or implements may not be successful in the marketplace. Furthermore, services, technologies or methodologies that are developed by competitors may render Grid Dynamics’ services non-competitive or obsolete. Grid Dynamics’ failure to adapt and enhance its existing services and to develop and introduce new services to promptly address the needs of its clients may have a material adverse effect on its business, financial condition and results of operations.

Security breaches, system failures or errors, and other disruptions to network security could result in disclosure of confidential information and expose Grid Dynamics to liability, which would cause its business and reputation to suffer.

Grid Dynamics often has access, or is required, to collect, process, transmit and store sensitive or confidential client and customer data, including intellectual property, proprietary business information of Grid Dynamics and its clients, and personally identifiable information of its clients, customers, employees, contractors, service providers, and others. Grid Dynamics uses its data centers and networks, and certain networks and other facilities and equipment of its contractors and service providers, for these purposes. Despite Grid Dynamics’ security measures, Grid Dynamics’ information technology and infrastructure may be vulnerable to attacks and disruptions by hackers or other third parties or otherwise may be breached due to human error, phishing attacks, social engineering, malfeasance or other disruptions. Any such breach or disruption could compromise Grid Dynamics’ data centers, networks and other equipment and the information stored or processed there could be accessed, disclosed, altered, misappropriated, lost or stolen. In addition, any failure or breach of security in a client’s system relating to the services Grid Dynamics provides could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition or disclosure of sensitive or confidential information, and may result in a perception that Grid Dynamics or its contractors or service providers caused such an incident, even if Grid Dynamics’ and its contractors’ networks and other facilities and equipment were not compromised.

Grid Dynamics’ contractors and service providers face similar risks with respect to their facilities and networks used by Grid Dynamics, and they also may suffer outages, disruptions, and security incidents and breaches. Breaches and security incidents suffered by Grid Dynamics and its contractors and service providers may remain undetected for an extended period. Any such breach, disruption or other circumstance leading to loss, alteration, misappropriation, or unauthorized use, access, acquisition, or disclosure of sensitive or confidential client or customer data suffered by Grid Dynamics or its contractors or service providers, or the perception that any may have occurred, could expose Grid Dynamics to claims, litigation, and liability, regulatory investigations and proceedings, cause Grid Dynamics to lose clients and revenue, disrupt Grid Dynamics’ operations and the services provided to clients, damage Grid Dynamics’ reputation, cause a loss of confidence in Grid Dynamics’ products and services, require Grid Dynamics to expend significant resources to protect against further breaches and to rectify problems caused by these events, and result in significant financial and other potential losses.

Grid Dynamics’ errors and omissions insurance covering certain damages and expenses may not be sufficient to compensate for all liability. Although Grid Dynamics maintains insurance for liabilities incurred as a result of certain security-related damages, Grid Dynamics cannot be certain that its coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to it on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against Grid Dynamics that exceeds available insurance coverage, or the occurrence of changes in Grid Dynamics’ insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on Grid Dynamics’ business, including Grid Dynamics’ financial condition, operating results, and reputation.

Undetected software design defects, errors or failures may result in loss of business or in liabilities that could have a material adverse effect on Grid Dynamics’ reputation, business and results of operations.

Grid Dynamics’ services involve developing software solutions for its clients and Grid Dynamics may be required to make certain representations and warranties to its clients regarding the quality and functionality of its software. Given that Grid Dynamics’ software solutions have a high degree of technological complexity, they could contain design defects or errors that are difficult to detect or correct. Grid Dynamics cannot provide assurance that, despite testing by Grid Dynamics, errors or defects will not be found in its software solutions. Any such errors or defects could result in litigation, other claims for damages against Grid Dynamics, the loss of current clients and loss of, or delay in, revenues, loss of market share, a failure to attract new clients or achieve market acceptance, diversion of development resources, increased support or service costs, as well as reputational harm and thus could have a material adverse effect on Grid Dynamics’ reputation, business and results of operations.

Failure to successfully deliver contracted services or causing disruptions to clients’ businesses may have a material adverse effect on Grid Dynamics’ reputation, business, financial condition and results of operations.

Grid Dynamics’ business is dependent on its ability to successfully deliver contracted services in a timely manner. Any partial or complete failure of Grid Dynamics’ equipment or systems, or any major disruption to basic infrastructure like power and telecommunications in the locations in which Grid Dynamics operates, could impede its ability to provide adequate services to its clients. In addition, if Grid Dynamics’ professionals make errors in the course of delivering services to its clients or fail to consistently meet the service requirements of a client, these errors or failures could disrupt the client’s business. Any failure to successfully deliver contracted services or causing disruptions to a client’s business, including the occurrence of any failure in a client’s system or breach of security relating to the services provided by Grid Dynamics, may expose Grid Dynamics to substantial liabilities and have a material adverse effect on Grid Dynamics’ reputation, business, financial condition and results of operations.

Additionally, Grid Dynamics’ clients may perform audits or require Grid Dynamics to perform audits and provide audit reports with respect to the controls and procedures that Grid Dynamics uses in the performance of services for its clients. Grid Dynamics’ ability to acquire new clients and retain existing clients may be adversely affected and Grid Dynamics’ reputation could be harmed if Grid Dynamics receives a qualified opinion, or if Grid Dynamics cannot obtain an unqualified opinion in a timely manner, with respect to Grid Dynamics’ controls and procedures in connection with any such audit. Grid Dynamics could also incur liability if Grid Dynamics’ controls and procedures, or the controls and procedures Grid Dynamics manages for a client, were to result in an internal control failure or impair Grid Dynamics’ client’s ability to comply with its own internal control requirements. If Grid Dynamics or Grid Dynamics’ partners fail to meet Grid Dynamics’ contractual obligations or otherwise breach obligations to Grid Dynamics’ clients, Grid Dynamics could be subject to legal liability, which may have a material and adverse effect on Grid Dynamics’ revenues and profitability.

Grid Dynamics relies on software, hardware and SaaS technologies from third parties that may be difficult to replace or that may cause errors or defects in, or failures of, Grid Dynamics’ services or solutions.

Grid Dynamics relies on software and hardware from various third parties as well as hosted SaaS applications from third parties to deliver Grid Dynamics’ services and solutions. If any of these software, hardware or SaaS applications become unavailable due to loss of license, extended outages, interruptions, such as adverse impacts from the COVID-19 pandemic, or because they are no longer available on commercially reasonable terms, there may be delays in the provisioning of Grid Dynamics’ services until equivalent technology is either developed by Grid Dynamics, or, if available, is identified, obtained and integrated, which could increase Grid Dynamics’ expenses or otherwise harm Grid Dynamics’ business. Furthermore, any errors or defects in or failures of third-party software, hardware or SaaS applications could result in errors or defects in or failures of Grid Dynamics’ services and solutions, which could be costly to correct and have an adverse effect on Grid Dynamics’ reputation, business, financial condition and results of operations.

Existing insurance coverage and limitation of liability provisions in service contracts may be inadequate to protect Grid Dynamics against losses.

Grid Dynamics maintains certain insurance coverage, including professional liability insurance, director and officer insurance, property insurance for certain of its facilities and equipment, and business interruption insurance for certain of its operations. However, Grid Dynamics does not insure for all risks in its operations and if any claims for injury are brought against Grid Dynamics, or if Grid Dynamics experiences any business disruption, litigation or natural disaster, Grid Dynamics might incur substantial costs and diversion of resources.

Most of the agreements Grid Dynamics has entered into with its clients require Grid Dynamics to purchase and maintain specified insurance coverage during the terms of the agreements, including commercial general insurance or public liability insurance, umbrella insurance, product liability insurance, and workers’ compensation insurance. Some of these types of insurance are not available on reasonable terms or at all in some countries in which Grid Dynamics operates.

Grid Dynamics’ liability for breach of its obligations is in some cases limited under client contracts. Such limitations may be unenforceable or otherwise may not protect Grid Dynamics from liability for damages. In addition, Grid Dynamics’ existing contracts may not limit certain liabilities, such as claims of third parties for which

Grid Dynamics may be required to indemnify its clients. The successful assertion of one or more large claims against Grid Dynamics in amounts greater than those covered by Grid Dynamics’ current insurance policies could materially adversely affect Grid Dynamics’ business, financial condition and results of operations. Even if such assertions against Grid Dynamics are unsuccessful, Grid Dynamics may incur reputational harm and substantial legal fees.

If we are not able to maintain an effective system of internal control over financial reporting, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price. A material weakness has been identified in our internal control over financial reporting and while we have been taking steps to remediate this weakness, we cannot provide assurances that a current material weakness or additional material weaknesses or significant deficiencies will not occur in the future.

Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us. Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting when we cease qualifying as an “emerging growth company” pursuant to the JOBS Act. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Grid Dynamics has identified a material weakness in its internal control over financial reporting that remains unremediated. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Grid Dynamics’ financial statements will not be prevented or detected on a timely basis. Subsequent to the original issuance of the private company financial statements for the year ended December 31, 2018, we identified balances that were accounted for or presented incorrectly under GAAP relating to stock-based compensation, and the presentation of retention bonuses and depreciation on the consolidated statement of income and comprehensive income.

The material weakness identified was a lack of sufficient resources with appropriate depth and experience to interpret complex accounting guidance and prepare financial statements and related disclosures in accordance with GAAP.

Grid Dynamics was not required to perform an evaluation of internal control over financial reporting as of December 31, 2018 and 2017 in accordance with the provisions of the Sarbanes-Oxley Act as it was then a private company. Had such an evaluation been performed, additional control deficiencies may have been identified by Grid Dynamics’ management, and those control deficiencies could have also represented one or more material weaknesses.

Grid Dynamics has taken steps to enhance its internal control environment, including hiring a new Chief Financial Officer in December 2019, hiring a Global Controller, and initiating a search to hire additional qualified accounting and financial reporting personnel, and starting the implementation of a new ERP system, which Grid Dynamics believes will enhance its internal control over financial reporting. Once all key hires in the finance function are in place, Grid Dynamics also plans to take additional steps to remediate the material weakness by integrating them into its process of implementing and enhancing key controls over financial reporting and conducting technical accounting training of key financial and accounting staff members involved in preparation and review of financial reporting and interpretation of technical accounting guidance. Although Grid Dynamics plans to complete this remediation process as quickly as possible, Grid Dynamics cannot at this time estimate how long it will take.

Grid Dynamics’ global business, especially in CIS and CEE countries, exposes it to significant legal, economic, tax and political risks.

Grid Dynamics has significant operations in certain emerging market economies, which creates legal, economic, tax and political risks. Risks inherent in conducting international operations include:

●	less established legal systems and legal ambiguities, inconsistencies and anomalies;

●	application and imposition of protective legislation and regulations relating to import or export, including tariffs, quotas and other trade protection measures;

●	difficulties in enforcing intellectual property and/or contractual rights;

●	bureaucratic obstacles and corruption;

●	compliance with a wide variety of foreign laws, including those relating to privacy and data protection;

●	fluctuations in currency exchange rates;

●	potentially adverse tax consequences;

●	competition from companies with more experience in a particular country or with international operations;

●	unstable political and military situations; and

●	overall foreign policy and variability of foreign economic conditions, including the effects of the COVID-19 pandemic.

The legal systems of Russia, Ukraine, Poland and Serbia, where Grid Dynamics has significant operations, are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environment, Grid Dynamics’ competitors may receive preferential treatment from the government, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect Grid Dynamics’ business and operations in such countries. Any of these changes could impair Grid Dynamics’ ability to obtain new contracts or renew or enforce contracts under which it currently provides services. Any new contracting methods could be costly or administratively difficult for Grid Dynamics to implement, which could materially adversely affect its business and operations. Grid Dynamics cannot guarantee that regulators, judicial authorities or third parties in Russia, Ukraine, Poland and Serbia will not challenge Grid Dynamics’ (including its subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on Grid Dynamics’ business, financial condition and results of operations.

The banking and other financial systems in certain CIS and CEE countries that Grid Dynamics operates remain subject to periodic instability and generally do not meet the banking standards of more developed markets. A financing crisis or the bankruptcy or insolvency of banks through which Grid Dynamics receives, or with which it holds, funds may result in the loss of its deposits or adversely affect its ability to complete banking transactions in that region, which could materially adversely affect Grid Dynamics’ business and financial condition.

Furthermore, the emergence of new or escalated tensions in CIS and CEE countries, including the conflict with Russia in connection with the ongoing crisis in Ukraine, allegations of the Russian government interference in the 2016 U.S. presidential elections and state-sponsored cyberattacks, could further exacerbate tensions between such countries and the United States. Such tensions, concerns regarding information security, and potential imposition of additional sanctions by the United States and other countries may discourage existing or prospective clients to engage Grid Dynamics’ services, have a negative effect on Grid Dynamics’ ability to develop or maintain its operations in the countries where it currently operates, and disrupt Grid Dynamics’ ability to attract, hire and retain employees. The occurrence of any such event may have a material adverse effect on Grid Dynamics’ business, financial condition and results of operations.

The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken by governments and private businesses to attempt to contain and treat the disease. Any prolonged shut down of a significant portion of global economic activity or downturn in the global economy, along with any adverse effects on industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.

Grid Dynamics’ effective tax rate could be materially adversely affected by several factors.

Grid Dynamics conducts business globally and files income tax returns in multiple jurisdictions. Grid Dynamics’ effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by, or allocated to, the various jurisdictions in which Grid Dynamics operates that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in multiple jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. In particular, there have been significant changes to the taxation systems in CEE countries in recent years as the authorities have gradually replaced or introduced new legislation regulating the application of major taxes such as corporate income tax, value-added tax, corporate property tax, personal income taxes and payroll taxes. Furthermore, any significant changes to the Tax Cuts and Jobs Act (“U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect Grid Dynamics’ effective tax rate.

The determination of Grid Dynamics’ provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Grid Dynamics’ determination of tax liability is always subject to review or examination by authorities in various jurisdictions. If a tax authority in any jurisdiction reviews any of Grid Dynamics’ tax returns and proposes an adjustment, including a determination that the transfer prices and terms Grid Dynamics has applied are not appropriate, such an adjustment could have an adverse effect on Grid Dynamics’ business.

Grid Dynamics is unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on its business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which it operates, could increase the estimated tax liability that Grid Dynamics has expensed to date and paid or accrued on its balance sheets, and otherwise affect its financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where Grid Dynamics has operations, reduce post-tax returns to its stockholders and increase the complexity, burden and cost of tax compliance.

There may be adverse tax and employment law consequences if the independent contractor status of some of Grid Dynamics’ personnel or the exempt status of its employees is successfully challenged.

Certain of Grid Dynamics’ personnel are retained as independent contractors. The criteria to determine whether an individual is considered an independent contractor, or an employee are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to some or all of Grid Dynamics’ independent contractors, Grid Dynamics could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or Grid Dynamics may be required to modify its business model, any of which could materially adversely affect Grid Dynamics’ business, financial condition and results of operations.

Globally mobile employees may potentially create additional tax liabilities for Grid Dynamics in different jurisdictions.

In performing services to clients, Grid Dynamics’ employees may be required to travel to various locations. Depending on the length of the required travel and the nature of employees’ activities the tax implications of travel arrangements vary, with generally more extensive tax consequences in cases of longer travel. Such tax consequences mainly include payroll tax liabilities related to employee compensation and, in cases envisaged by international tax legislation, taxation of profits generated by employees during their time of travel.

Grid Dynamics has internal procedures, policies and systems, including an internal mobility program, for monitoring its tax liabilities arising in connection with the business travel. However, considering that the tax authorities worldwide are paying closer attention to global mobility issues, Grid Dynamics’ operations may be adversely affected by additional tax charges related to the activity of its mobile employees.

Loss of taxation benefits related to Grid Dynamics’ employment-related taxes that are enjoyed in Russia could have a negative impact on Grid Dynamics’ operating results and profitability.

The Russian government provides qualified Russian IT companies with substantial tax benefits through a reduced social contribution charge rate program. This program resulted in savings for Grid Dynamics of approximately $2.3 million in the fiscal year ended December 31, 2019, $2.1 million in the fiscal year ended December 31, 2018, and approximately $2.0 million in the fiscal year ended December 31, 2017. However, the reduced tax rates for social contributions (16% in total) are a temporary measure. In 2016, application of reduced rates was prolonged until 2023, after which the Russian government may take the decision to gradually increase the tax rates. If the Russian government were to change its favorable treatment of Russian IT companies by modifying or repealing its current favorable tax measures, or if Grid Dynamics becomes ineligible for such favorable treatment, it would significantly impact Grid Dynamics’ financial condition and results of operations.

Grid Dynamics’ business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates.

Grid Dynamics functional currency, as well as the functional currency of all of its subsidiaries, is the U.S. dollar. However, Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-U.S. operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as Grid Dynamics does not currently hedge its foreign currency exposure. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three months ended March 31, 2020, approximately 18%, 11% and 10% of Grid Dynamics’ $38.7 million of combined cost of revenue and total operating expenses were denominated in the Russian ruble, Ukrainian hryvnia and Polish zloty, respectively. Any significant fluctuations in currency exchange rates may have a material impact on Grid Dynamics’ business and results of operations. In some countries, Grid Dynamics may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit Grid Dynamics’ ability to use cash across its global operations and increase Grid Dynamics’ exposure to currency fluctuations. This risk could increase as Grid Dynamics continues expanding its global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact Grid Dynamics’ results. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rate Risk” for more information about Grid Dynamics’ exposure to foreign currency exchange rates.

Grid Dynamics may be exposed to liability for actions taken by its subsidiaries.

In certain cases, Grid Dynamics may be jointly and severally liable for obligations of its subsidiaries. Grid Dynamics may also incur secondary liability and, in certain cases, liability to creditors for obligations of its subsidiaries in certain instances involving bankruptcy or insolvency.

In particular, under Article 53 part 1 of the Russian Civil Code, a “controlling person” of a legal entity may be held directly liable for losses that the entity suffers because of his or her “fault,” and any agreement that seeks to limit or waive such liability will not be valid. Generally, a controlling person is anyone who holds the power to determine the entity’s actions, including the right to direct the actions of officers or executives. When a controlling person causes losses, officers and executives may all be held jointly and severally liable (a parent entity may also be held jointly liable with a subsidiary for actions directed by the parent or made with its consent). Liability may also apply to stockholders or controlling persons when the company is a foreign legal entity but conducts its business primarily in Russia.

Further, an effective parent is secondarily liable for an effective subsidiary’s debts if the effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of the effective parent. In these instances, the other stockholders of the effective subsidiary may claim compensation for the effective subsidiary’s losses from the effective parent that caused the effective subsidiary to take action or fail to take action, knowing that such action or failure to take action would result in losses. Grid Dynamics could be found to be the effective parent of the subsidiaries, in which case it could become liable for their debts, which could have a material adverse effect on Grid Dynamics’ business, financial condition and results of operations or prospects.

Grid Dynamics’ profitability may suffer if Grid Dynamics is unable to maintain its resource utilization and productivity levels.

As most of Grid Dynamics’ client projects are performed and invoiced on a time and materials basis, Grid Dynamics’ management tracks and projects billable hours as an indicator of business volume and corresponding resource needs for IT professionals. To maintain its gross profit margins, Grid Dynamics must effectively utilize its IT professionals, which depends on its ability to:

●	integrate and train new personnel;

●	efficiently transition personnel from completed projects to new assignments;

●	forecast customer demand for services; and

●	deploy personnel with appropriate skills and seniority to projects.

If Grid Dynamics experiences a slowdown or stoppage of work for any client, or on any project for which it has dedicated personnel or facilities, including any adverse impacts from the COVID-19 pandemic, Grid Dynamics may be unable to reallocate these personnel or assets to other clients and projects to keep their utilization and productivity levels high. If Grid Dynamics is unable to maintain appropriate resource utilization levels, Grid Dynamics’ profitability may suffer.

If Grid Dynamics is unable to accurately estimate the cost of service or fail to maintain favorable pricing for its services, its contracts may be unprofitable.

In order for its contracts to be profitable, Grid Dynamics must be able to accurately estimate its costs to provide the services required by the contract and appropriately price its contracts. Such estimates and pricing structures used by Grid Dynamics for its contracts are highly dependent on internal forecasts, assumptions and predictions about its projects, the marketplace, global economic conditions (including foreign exchange volatility) and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Due to the inherent uncertainties that are beyond Grid Dynamics’ control, Grid Dynamics may underprice its projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In select cases, Grid Dynamics also offers volume discounts once a client reaches certain contractual spend thresholds, which may lower the reference price for a client or result in a loss of profits if Grid Dynamics does not accurately estimate the amount of discounts to be provided. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks Grid Dynamics encounters in connection with the performance of its contracts, including those caused by factors outside its control, could make these contracts less profitable or unprofitable.

Grid Dynamics faces risks associated with having a long selling and implementation cycle for its services that require significant resource commitments prior to realizing revenues for those services.

Grid Dynamics has a long selling cycle for its services, which requires Grid Dynamics to expend substantial time and resources to educate clients on the value of Grid Dynamics’ services and its ability to meet their requirements. In certain cases, Grid Dynamics may begin work and incur costs prior to executing a contract. Grid Dynamics’ selling cycle is subject to many risks and delays over which it has little or no control, including the clients’ decisions to choose alternatives to Grid Dynamics’ services (such as other IT services providers or in-house resources) and the timing of clients’ budget cycles and approval processes. Therefore, selling cycles for new clients can be especially unpredictable and Grid Dynamics may fail to close sales with prospective clients to whom it has devoted significant time and resources. Any significant failure to generate revenues or delays in recognizing revenues after incurring costs related to sales or services processes could have a material adverse effect on Grid Dynamics’ business, financial condition and results of operations.

Failure to obtain engagements for and effectively manage increasingly large and complex projects may have an adverse effect on Grid Dynamics’ business, financial condition and results of operations.

Grid Dynamics’ operating results are dependent on the scale of its projects and the prices it is able to charge for its services. In order to successfully perform larger and more complex projects, Grid Dynamics needs to establish and maintain effective, close relationships with its clients, continue high levels of client satisfaction and develop a thorough understanding of its clients’ needs. Grid Dynamics may also face a number of challenges managing larger and more complex projects, including:

●	maintaining high quality control and process execution standards;

●	maintaining planned resource utilization rates on a consistent basis;

●	using an efficient mix of on-site, off-site and offshore staffing;

●	maintaining productivity levels;

●	implementing necessary process improvements;

●	recruiting and retaining sufficient numbers of highly skilled IT personnel; and

●	controlling costs.

There is no guarantee that Grid Dynamics may be able to overcome such challenges. In addition, large and complex projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain Grid Dynamics for additional stages or may cancel or delay additional planned engagements. Grid Dynamics’ failure to successfully obtain engagements for and effectively manage large and complex projects may have an adverse effect on Grid Dynamics business, financial condition and results of operations.

Increases in compensation expenses, including stock-based compensation expenses, could prevent Grid Dynamics from sustaining competitive advantage and result in dilution to stockholders.

Wages and other compensation costs in the countries in which Grid Dynamics maintains significant operations are lower than comparable wage costs in more developed countries. Wage inflation could increase Grid Dynamics’ cost of services as well as selling, general and administrative expenses and reduce its profitability.

In addition, Grid Dynamics has granted certain equity-based awards under its equity incentive plans and expects to continue this practice following the Business Combination. For the three month period ended March 31, 2020 and the year ended December 31, 2019, Grid Dynamics recorded $4.8 million and $2.4 million, respectively, of stock-based compensation expense related to the grant of options. If Grid Dynamics does not grant equity awards, or if Grid Dynamics reduces the value of equity awards it grants, Grid Dynamics may not be able to attract, hire and retain key personnel. If Grid Dynamics grants more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect its results of operations. The issuance of equity-based compensation may also result in dilution to stockholders.

Failure to collect receivables from, or bill for unbilled services to, clients may have a material adverse effect on Grid Dynamics’ results of operations and cash flows.

Grid Dynamics’ business depends on its ability to successfully obtain payment from its clients of the amounts they owe for work performed. Grid Dynamics usually bills and collects such amounts on relatively short cycles and maintains allowances for doubtful accounts. However, actual losses on client balances could differ from those that Grid Dynamics’ anticipate and, as a result, it might need to adjust its allowances.

There is no guarantee that Grid Dynamics will accurately assess the creditworthiness of its clients. If clients suffer financial difficulties, it could cause them to delay payments, request modifications to their payment arrangements that could increase Grid Dynamics’ receivables balance, or default on their payment obligations, which has happened as a result of the COVID-19 pandemic. Given the risks associated with the pandemic at some of our customers and their ability to fulfill their payment obligations, we have taken an allowance with our accounts receivables in the first quarter of 2020. In the first quarter we have reserved a total amount of $0.9 million for allowance of doubtful accounts. We review our accounts receivable on a regular basis and have put in place incremental processes to ensure payments from our customers.

In addition, some of Grid Dynamics’ clients may delay payments due to changes in internal payment procedures driven by rules and regulations to which they are subject. Timely collection of client balances also depends on Grid Dynamics’ ability to complete its contractual commitments and bill and collect contracted revenues. If Grid Dynamics is unable to meet its contractual requirements, Grid Dynamics may experience delays in collection of or inability to collect accounts receivable. If this occurs, Grid Dynamics’ results of operations and cash flows could be materially adversely affected.

Grid Dynamics may need additional capital and a failure to raise additional capital on terms favorable to Grid Dynamics, or at all, could limit its ability to grow its business and develop or enhance its service offerings to respond to market demand or competitive challenges.

Grid Dynamics may require additional cash resources due to changed business conditions or other future developments. If existing resources are insufficient to satisfy cash requirements, Grid Dynamics may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require Grid Dynamics to agree to operating and financing covenants that would restrict its operations. Grid Dynamics’ ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including investors’ perception of, and demand for, securities of IT services companies, conditions in the capital markets in which Grid Dynamics may seek to raise funds, Grid Dynamics’ future results of operations and financial condition, and general economic and political conditions. Financing may not be available in amounts or on terms acceptable to Grid Dynamics, or at all, which could limit Grid Dynamics’ ability to grow its business and develop or enhance its service offerings to respond to market demand or competitive challenges.

War, terrorism, other acts of violence, or natural or manmade disasters may affect the markets in which Grid Dynamics operates, our clients and our service delivery.

Our business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease. Such events may cause clients to delay their decisions on spending for the services provided by Grid Dynamics and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may be adversely affected.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for the first five years after the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company,” because ChaSerg, our legal acquirer, was not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and had a public float of less than $250 million and annual revenues of less than $100 million during ChaSerg’s most recently completed fiscal year. In the event that we are still considered a smaller reporting company at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.

Risks Related to Government Regulations

Failure to comply with privacy and data protection laws and regulations could lead to government enforcement actions, private litigation and adverse publicity.

Grid Dynamics receives, stores and processes personal information and other data from and about customers in addition to its employees and contractors. Grid Dynamics’ handling of data is subject to a variety of laws and regulations, including regulation by various government agencies and various state, local and foreign agencies. Grid Dynamics’ data handling also is subject to contractual obligations and may be deemed to be subject to industry standards, including certain industry standards that it undertakes to comply with. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

For example, the European Union has implemented the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. The GDPR has a significant impact on how businesses can collect and process the personal data of individuals in the European Economic Area. The regulation includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. In addition, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. The California Consumer Privacy Act (“CCPA”) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. After going into effect on January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information and allow for a new cause of action for data breaches. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data. For example, under Russian law, all data operators collecting personal data of Russian citizens through electronic communications, including the Internet, must comply with Russian laws regulating the local storage of such data in databases located in the territory of Russia. This law applies not only to local data controllers but also to data controllers established outside Russia to the extent they gather personal data relating to Russian nationals through websites aimed at the territory of Russia.

Grid Dynamics has been undertaking measures in an effort to comply with the GDPR, CCPA and other applicable privacy and data protection laws and regulations, and complying with these laws and regulations may require Grid Dynamics to incur substantial operational costs and to require its data handling practices. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to Grid Dynamics may limit the use and adoption of Grid Dynamics’ products and solutions, alter the way Grid Dynamics conducts business and/or could otherwise have a material adverse impact on Grid Dynamics’ results of operations. For example, Grid Dynamics may find it necessary to establish systems to maintain data originated in certain jurisdictions within those jurisdictions, which may involve substantial expense and distraction from other aspects of Grid Dynamics’ business. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to Grid Dynamics, may limit the use and adoption of Grid Dynamics’ products and solutions and could have a material adverse impact on Grid Dynamics’ results of operations.

Any failure or perceived failure (including as a result of deficiencies in Grid Dynamics’ policies, procedures or measures relating to privacy, data protection, data security, marketing or client communications) by Grid Dynamics to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity and could cause Grid Dynamics’ clients to lose trust in it, which could have a material adverse effect on Grid Dynamics’ reputation, business, financial condition and results of operations.

Grid Dynamics expects that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, data security, marketing, consumer communications and information security in the United States, the European Union, Russia and other jurisdictions, and Grid Dynamics cannot determine the impact such future laws, regulations and standards may have on its business. Future laws, regulations, standards and other obligations or any changed interpretation or enforcement of existing laws or regulations could impair its ability to develop and market new services and maintain and grow its client base and increase revenue.

Grid Dynamics is subject to laws and regulations restricting its operations, including export restrictions, economic sanctions and the Foreign Corrupt Practices Act and similar anti-corruption laws. If Grid Dynamics is not in compliance with applicable legal requirements, it may be subject to civil or criminal penalties and other remedial measures.

Grid Dynamics’ operations are subject to laws and regulations restricting its operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control (“OFAC”) or other international economic sanctions that prohibit Grid Dynamics from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Grid Dynamics is subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and other laws concerning its international operations. The FCPA’s foreign counterparts contain similar prohibitions, although varying in both scope and jurisdiction. Grid Dynamics operates in many parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.

Grid Dynamics is currently in the process of developing and implementing formal controls and procedures to ensure that Grid Dynamics is in compliance with the FCPA, OFAC sanctions, and similar sanctions, laws and regulations. The implementation of such procedures may be time consuming and expensive and could result in the discovery of issues or violations with respect to the foregoing by Grid Dynamics or its employees, independent contractors, subcontractors or agents of which Grid Dynamics was previously unaware.

Grid Dynamics may not be completely effective in ensuring its compliance with all such applicable laws, which could result in Grid Dynamics being subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. Likewise, any investigation of any potential violations of such laws by United States or other authorities could also have an adverse impact on Grid Dynamics’ reputation, business, financial condition and results of operations.

Changes to U.S. administration’s fiscal, political, regulatory and other policies may adversely affect business, financial condition and results of operations.

Recent events, including the policies introduced by the current U.S. presidential administration, have resulted in substantial regulatory uncertainty regarding international trade and trade policy. For example, the current U.S. presidential administration has called for substantial changes to trade agreements, has increased tariffs on certain goods imported into the United States and has raised the possibility of imposing significant, additional tariff increases. The announcement of unilateral tariffs on imported products by the United States has triggered retaliatory actions from certain foreign governments, including China and Russia, and may trigger retaliatory actions by other foreign governments, potentially resulting in a “trade war.” While Grid Dynamics cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of Grid Dynamics’ products in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for Grid Dynamics’ services, sales and clients and affect the economies of the United States and various countries, having an adverse effect on Grid Dynamics’ business, financial condition and results of operations.

Negative publicity about offshore outsourcing or anti-outsourcing legislation and restriction on immigration may have an adverse effect on Grid Dynamics’ business.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is Grid Dynamics’ largest source of revenues. Many organizations and public figures in the United States and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT services providers and the loss of jobs in their home countries. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. A number of U.S. states have passed legislation that restricts state government entities from outsourcing certain work to offshore IT services providers. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain business visas. In addition, current or prospective clients may be discouraged from transferring services to providers that utilize offshore delivery centers such as Grid Dynamics to avoid any negative perceptions that may be associated with using an offshore provider or for data privacy and security concerns. As a result, Grid Dynamics’ ability to service Grid Dynamics’ clients could be impaired and Grid Dynamics may not be able to compete effectively with competitors that operate primarily from within the country in which Grid Dynamics’ clients operate. Any such slowdown or reversal of the existing industry trends toward offshore outsourcing may have a material adverse effect on Grid Dynamics’ business, financial condition and results of operations.

Grid Dynamics’ subsidiaries in CEE can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.

Grid Dynamics operates in CEE primarily through locally organized subsidiaries. Certain provisions of local laws may allow a court to order liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations. If a company fails to comply with certain requirements including those relating to minimum net assets, governmental or local authorities can seek the involuntary liquidation of such company in court, and the company’s creditors will have the right to accelerate their claims or demand early performance of the company’s obligations as well as demand compensation for any damages. If involuntary liquidation of any of Grid Dynamics’ subsidiaries were to occur, such liquidation could materially adversely affect Grid Dynamics’ financial condition and results of operations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Risks Associated with Intellectual Property

Grid Dynamics may not be able to prevent unauthorized use of its intellectual property and its intellectual property rights may not be adequate to protect its business, financial condition and results of operations.

Grid Dynamics’ success largely depends on methodologies, practices, tools and technical expertise and other intellectual property that it uses in designing, developing, implementing and maintaining its services and solutions. Grid Dynamics relies upon a combination of nondisclosure, confidentiality, assignment of invention and other contractual arrangements as well as trade secret, patent, copyright and trademark laws to protect its intellectual property rights. Grid Dynamics may also rely on litigation to enforce its intellectual property rights and contractual rights.

The nondisclosure and confidentiality agreements that Grid Dynamics enters into with its employees, independent contractors, vendors and clients in order to protect its proprietary information may not provide meaningful protection against unauthorized use, misappropriation or disclosure for trade secrets, know-how or other proprietary information and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better methods than Grid Dynamics. Policing unauthorized use of such proprietary information is difficult and expensive. Grid Dynamics may not be able to deter current and former employees, contractors, vendors, clients and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use Grid Dynamics’ information and proprietary technology without authorization or otherwise infringing on Grid Dynamics’ intellectual property rights.

In addition, Grid Dynamics’ current and former employees or contractors could challenge Grid Dynamics’ exclusive rights in the intellectual property they have developed in the course of their employment. In Russia and certain other countries in which Grid Dynamics operates, an employer is deemed to own the copyright in works created by its employees during the course, and within the scope, of their employment, but the employer may be required to satisfy additional legal requirements in order to make further use and dispose of such works. While Grid Dynamics believes that it has complied with all such requirements and have fulfilled all requirements necessary to acquire all rights in intellectual property developed by Grid Dynamics’ contractors and subcontractors, these requirements are often ambiguously defined and enforced.

Implementation of intellectual property-related laws in CIS and CEE countries in which Grid Dynamics operates has historically been lacking and there is no assurance that Grid Dynamics will be able to enforce or defend its rights under its non-disclosure, confidentiality or assignment of invention agreements or that protection of intellectual property rights in such countries will be as effective as that in the United States. Any litigation relating to Grid Dynamics’ intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

Due to the foregoing reasons, Grid Dynamics cannot guarantee that it will be successful in maintaining existing or obtaining future intellectual property rights or registrations, be able to detect unauthorized use of its intellectual property and take appropriate steps to enforce and protect its rights, or that any such steps will be successful. Grid Dynamics can also neither guarantee that it has taken all necessary steps to enforce its intellectual property rights in each jurisdiction in which it operates nor that the intellectual property laws of any jurisdiction in which it operates are adequate to protect Grid Dynamics’ interest or that any favorable judgment obtained by it with respect thereto will be enforced in the courts. Unauthorized use by third parties of, or other failure to protect, Grid Dynamics’ intellectual property, including the costs of enforcing intellectual property rights, could have a material adverse effect on Grid Dynamics’ business, financial condition and results of operations.

Grid Dynamics may face intellectual property infringement claims that could be time-consuming and costly to defend and failure to defend against such claims may have a material adverse effect on Grid Dynamics’ reputation, business, financial condition and results of operations.

Grid Dynamics’ success largely depends on its ability to use and develop its technology, tools, code, methodologies and services without infringing the intellectual property rights of third parties, including patents, copyrights, trade secrets and trademarks. Grid Dynamics may be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties.

Grid Dynamics typically indemnifies clients who purchase its services and solutions against potential infringement of intellectual property rights, which subjects Grid Dynamics to the risk of indemnification claims. These claims may require Grid Dynamics to initiate or defend protracted and costly litigation on behalf of Grid Dynamics’ clients, regardless of the merits of these claims and are often not subject to liability limits or exclusion of consequential, indirect or punitive damages. If any of these claims succeed, Grid Dynamics may be forced to pay damages on behalf of Grid Dynamics’ clients, redesign or cease offering Grid Dynamics’ allegedly infringing services or solutions or obtain licenses for the intellectual property such services or solutions allegedly infringe. If Grid Dynamics cannot obtain all necessary licenses on commercially reasonable terms, Grid Dynamics’ clients may be forced to stop using Grid Dynamics’ services or solutions.

The holders of patents and other intellectual property rights potentially relevant to Grid Dynamics’ service offerings may make it difficult for Grid Dynamics to acquire a license on commercially acceptable terms. Also, Grid Dynamics may be unaware of intellectual property registrations or applications relating to Grid Dynamics’ services that may give rise to potential infringement claims against Grid Dynamics. There may also be technologies licensed to and relied on by Grid Dynamics that are subject to infringement or other corresponding allegations or claims by third parties which may damage Grid Dynamics’ ability to rely on such technologies.

Parties making infringement claims may be able to obtain an injunction to prevent Grid Dynamics from delivering Grid Dynamics’ services or using technology involving the allegedly infringing intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from Grid Dynamics’ business. A successful infringement claim against Grid Dynamics, whether with or without merit, could, among others things, require Grid Dynamics to pay substantial damages, develop non-infringing technology, or rebrand Grid Dynamics’ name or enter into royalty or license agreements that may not be available on acceptable terms, if at all, and would require Grid Dynamics to cease making, licensing or using products that have infringed a third party’s intellectual property rights. Protracted litigation could also result in existing or prospective clients deferring or limiting their purchase or use of Grid Dynamics’ software product development services or solutions until resolution of such litigation or could require Grid Dynamics to indemnify its clients against infringement claims in certain instances. Any intellectual property claims or litigation in this area, whether Grid Dynamics ultimately wins or loses, could damage Grid Dynamics’ reputation and materially adversely affect Grid Dynamics’ business, financial condition and results of operations.

Grid Dynamics’ use of open source software may lead to possible litigation, negatively affect sales and create liability.

Grid Dynamics often incorporates software licensed by third parties under so-called “open source” licenses, which may expose it to liability and have a material impact on its software development services. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Although Grid Dynamics monitors its use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting Grid Dynamics client deliverables to conditions Grid Dynamics does not intend, the terms of many open source licenses have not been interpreted by courts in relevant jurisdictions, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on Grid Dynamics’ clients’ ability to use the software that Grid Dynamics develops for them and operate their businesses as they intend.

Therefore, there is a possibility that Grid Dynamics’ clients could be subject to actions by third parties claiming that what Grid Dynamics believes to be licensed open source software infringes such third parties’ intellectual property rights, and Grid Dynamics would generally be required to indemnify its clients against such claims. In addition, in the event that portions of client deliverables are determined to be subject to an open source license, Grid Dynamics or its clients could be required to publicly release the affected portions of source code or re-engineer all, or a portion of, the applicable software. Disclosing Grid Dynamics’ proprietary source code could allow Grid Dynamics’ clients’ competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for Grid Dynamics’ clients. Furthermore, if the license terms for the open source code change, Grid Dynamics may be forced to re-engineer its software or incur additional costs. Any of these events could create liability for Grid Dynamics to its clients and damage Grid Dynamics’ reputation, which could have a material adverse effect on Grid Dynamics’ business, financial condition and results of operations.

Risks Related to Capitalization Matters and Corporate Governance

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for substantially all disputes between us and our stockholders (other than claims arising under federal securities laws, including the Securities Act or the Exchange Act and any successors thereto), which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers or other employees to us or our stockholders;

●	any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or amended and restated bylaws;

●	any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws; and

●	any other action asserting a claim that is governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware.

However, notwithstanding the exclusive forum provisions, our amended and restated bylaws explicitly state that they would not preclude the filing of claims brought to enforce any liability or duty created under federal securities laws, including the Exchange Act or Securities Act.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Additionally, a court could determine that the exclusive forum provision is unenforceable. If a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

The price of our common stock and warrants may be volatile.

The price of our common stock and warrants may fluctuate due to a variety of factors, including:

●	our ability to effectively service any current and future outstanding debt obligations;

●	the announcement of new products or product enhancements by us or our competitors;

●	developments concerning intellectual property rights;

●	changes in legal, regulatory and enforcement frameworks impacting our products;

●	variations in our and our competitors’ results of operations;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	actual or perceived data security incidents or breaches;

●	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

●	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;

●	any delisting of our common stock or warrants from NASDAQ due to any failure to meet listing requirements;

●	adverse developments from litigation; and

●	the general state of the securities market.

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

As of March 5, 2020, approximately 11% of our outstanding common stock is held or beneficially owned by the Sponsor and approximately 42% is held or beneficially owned by the Lock-up Stockholders. The concentration of beneficial ownership provides the Sponsor and the Lock-up Stockholders, collectively, with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by these significant stockholders may cause the market price of our common stock to drop significantly.

Approximately 11% of our outstanding common stock is held or beneficially owned by the Sponsor, approximately 42% of our outstanding common stock is held or beneficially owned by Automated Systems Holdings Limited, Teamsun Technology (HK) Limited, Beijing Teamsun Technology Co. Ltd., Benhamou Global Ventures, BGV Opportunity Fund LP, Renascia Fund B LLC, VLSK2019 LLC, Livschitz Children’s Charitable Trust, Victoria Livschitz Charitable Trust, O. Fox Charitable Trust, and GDD International Holdings Company (together, the “Lock-up Stockholders”) and approximately 12% of our outstanding common stock is held or beneficially owned by our directors and officers or persons affiliated with our directors and officers (including shares owned by the Lock-up Stockholders).

As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

To the extent that the Sponsor and the Lock-up Stockholders purchase additional shares of ours, the percentage of shares that will be held by them will increase, decreasing the percentage of shares that are held by public stockholders.

The Lock-up Stockholders have each agreed in lock-up letters dated as of the closing of the Business Combination not to sell or otherwise transfer their shares in Grid Dynamics during the period commencing from the closing and ending on the earlier of (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of Grid Dynamics’ Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which Grid Dynamics completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

In addition, the Sponsor and Cantor have entered into a side letter with Grid Dynamics pursuant to which, among other things, each of the Sponsor and Cantor agreed to refrain from selling, transferring or otherwise disposing of up to 1,090,000 and 110,000 shares, respectively, of common stock in Grid Dynamics (such portion, the “Earnout Shares”) that it holds, until certain release events have been realized. Under the terms of the Side Letter, each of the Sponsor and Cantor will be able to sell or transfer one-third of its respective Earnout Shares upon the price of Grid Dynamics’ Common Stock reaching a price of $12.00 per share, an additional one-third of its respective Earnout Shares upon the stock price reaching a price of $13.50 per share and the final one-third of its respective Earnout Shares upon the stock price reaching a price of $15.00 per share, in each case where such price targets were achieved for a minimum of 20 days out of a 30-day trading period during the applicable earn out period.

If any significant stockholder sells large amounts of our common stock in the open market or in privately negotiated transactions, this could have the effect of increasing the volatility in the price of our common stock or putting significant downward pressure on the price of our common stock.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future. Our ability to declare dividends may be limited by the terms of any financing and/or other agreements entered into by us or our subsidiaries from time to time. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws, and the Delaware General Corporation Law (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

●	the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the limitation of the liability of, and the indemnification of our directors and officers;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the requirement that directors may only be removed from our board of directors for cause;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

●	the requirement that a special meeting of stockholders may be called only by our board of directors, the chairman of our board of directors, or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

●	the requirement for the affirmative vote of holders of at least a majority of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or our bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●	the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the DGCL, which may prohibit certain stockholders holding 15% or more of our outstanding capital stock from engaging in certain business combinations with us for a specified period of time.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The following sets forth information as to all our securities issued in the three months ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended (Securities Act).

Plan-Related Issuances

In the three months ended March 31, 2020, we granted to our officers and employees options to purchase an aggregate of 1,552,100 shares of our common stock at an exercise price of $8.26 per share and restricted stock units that may vest into 2,310,000 shares of our common stock under our 2020 Equity Incentive Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering.

Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation of Grid Dynamics Holdings, Inc.	Form 8-K	3.1	3/9/2020
3.2	Amended and Restated Bylaws of Grid Dynamics Holdings, Inc.	Form 8-K	3.1	5/6/2020
10.1	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan	Filed herewith
10.2	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan—Form of Stock Option Agreement	Form 8-K	10.2	3/9/2020
10.3	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan—Form of Restricted Stock Unit Agreement	Form 8-K	10.3	3/9/2020
10.4	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan—Form of Restricted Stock Agreement	Form 8-K	10.4	3/9/2020
10.5	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan—Form of Performance Share Agreement	Form 8-K	10.5	3/9/2020
10.6	Form of Director and Officer Indemnification Agreement	Form 8-K	10.6	3/9/2020
10.7	Outside Director Compensation Policy	Form 8-K	10.7	3/9/2020
10.8	Employment Agreement between Grid Dynamics International, Inc. and Leonard Livschitz	Form 8-K	10.8	3/9/2020
10.9	Employment Agreement between Grid Dynamics International, Inc. and Anil Doradla	Form 8-K	10.9	3/9/2020
10.10	Employment Agreement between Grid Dynamics International, Inc. and Victoria Livschitz	Form 8-K	10.10	3/9/2020
10.11	Employment Agreement between Grid Dynamics International, Inc. and Max Martynov	Form 8-K	10.11	3/9/2020
10.12	Employment Agreement between Grid Dynamics International, Inc. and Yury Gryzlov	Form 8-K	10.12	3/9/2020
10.13	Employment Agreement between Grid Dynamics International, Inc. and Vadim Kozyrkov	Form 8-K	10.13	3/9/2020
10.14	Employment Agreement between Grid Dynamics International, Inc. and Stan Klimoff	Form 8-K	10.14	3/9/2020
10.15	Form of Tax Indemnification Agreement of Grid Dynamics International, Inc.	Form 8-K	10.15	3/9/2020
10.16	Grid Dynamics International, Inc. 2018 Stock Plan and Forms of Agreement	Filed herewith
10.17	Amended and Restated Registration Rights Agreement dated as of March 5, 2020, by and among Grid Dynamics Holdings, Inc. and certain security holders.	Filed herewith
10.18	Stockholders’ Agreement, dated as of November 13, 2019, by and among Grid Dynamics Holdings, Inc. and certain security holders.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grid Dynamics Holdings, Inc.

Date: May 11, 2020	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)