Form 10-Q/A
period 2020-03-31
GRID DYNAMICS HOLDINGS, INC.
filed 2020-06-02
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

EXPLANATORY NOTE

Grid Dynamics Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), which was originally filed with the United States Securities and Exchange Commission (the “SEC”) on May 11, 2020.

The purpose of this Amendment is to revise the discussion of our disclosure controls and procedures included in Part I, Item 4, “Disclosure Controls and Procedures,” in response to comments from the staff of the SEC.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Quarterly Report or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Quarterly Report.

PART I — FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We previously disclosed a material weakness in our internal control over financial reporting that remains unremediated. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Grid Dynamics’ financial statements will not be prevented or detected on a timely basis. Subsequent to the original issuance of the private company financial statements for the year ended December 31, 2018, we identified balances that were accounted for or presented incorrectly under GAAP relating to stock-based compensation, and the presentation of retention bonuses and depreciation on the consolidated statement of income and comprehensive income.

The material weakness identified was a lack of sufficient resources with appropriate depth and experience to interpret complex accounting guidance and prepare financial statements and related disclosures in accordance with GAAP.

Grid Dynamics was not required to perform an evaluation of internal control over financial reporting as of December 31, 2019, 2018, and 2017 in accordance with the provisions of the Sarbanes-Oxley Act as it was then a private company. Had such an evaluation been performed, additional control deficiencies may have been identified by Grid Dynamics’ management, and those control deficiencies could have also represented one or more material weaknesses.

An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2020. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of such date because of the material weakness.

Grid Dynamics has taken steps to enhance its internal control environment, including hiring a new Chief Financial Officer in December 2019, hiring a Global Controller, and initiating a search to hire additional qualified accounting and financial reporting personnel. Additionally, Grid Dynamics is implementing a new ERP system, which it believes will enhance its internal control over financial reporting. Once all key hires in the finance function are in place, Grid Dynamics also plans to take additional steps to remediate the material weakness by integrating them into its process of implementing and enhancing key controls over financial reporting and conducting technical accounting training of key financial and accounting staff members involved in preparation and review of financial reporting and interpretation of technical accounting guidance. Although Grid Dynamics plans to complete this remediation process as quickly as possible, Grid Dynamics cannot at this time estimate how long it will take.

Grid Dynamics has discussed the matters above with its Audit Committee, including the evaluation of disclosure controls and procedures, the material weakness, and the steps it is taking to remediate the material weakness.

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

PART II — OTHER INFORMATION

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation of Grid Dynamics Holdings, Inc.	Form 8-K	3.1	3/9/2020
3.2	Amended and Restated Bylaws of Grid Dynamics Holdings, Inc.	Form 8-K	3.1	5/6/2020
10.1#	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan
10.2	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan—Form of Stock Option Agreement	Form 8-K	10.2	3/9/2020
10.3	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan—Form of Restricted Stock Unit Agreement	Form 8-K	10.3	3/9/2020
10.4	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan—Form of Restricted Stock Agreement	Form 8-K	10.4	3/9/2020
10.5	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan—Form of Performance Share Agreement	Form 8-K	10.5	3/9/2020
10.6	Form of Director and Officer Indemnification Agreement	Form 8-K	10.6	3/9/2020
10.7	Outside Director Compensation Policy	Form 8-K	10.7	3/9/2020
10.8	Employment Agreement between Grid Dynamics International, Inc. and Leonard Livschitz	Form 8-K	10.8	3/9/2020
10.9	Employment Agreement between Grid Dynamics International, Inc. and Anil Doradla	Form 8-K	10.9	3/9/2020
10.10	Employment Agreement between Grid Dynamics International, Inc. and Victoria Livschitz	Form 8-K	10.10	3/9/2020
10.11	Employment Agreement between Grid Dynamics International, Inc. and Max Martynov	Form 8-K	10.11	3/9/2020
10.12	Employment Agreement between Grid Dynamics International, Inc. and Yury Gryzlov	Form 8-K	10.12	3/9/2020
10.13	Employment Agreement between Grid Dynamics International, Inc. and Vadim Kozyrkov	Form 8-K	10.13	3/9/2020
10.14	Employment Agreement between Grid Dynamics International, Inc. and Stan Klimoff	Form 8-K	10.14	3/9/2020
10.15	Form of Tax Indemnification Agreement of Grid Dynamics International, Inc.	Form 8-K	10.15	3/9/2020

10.16#	Grid Dynamics International, Inc. 2018 Stock Plan and Forms of Agreement
10.17#	Amended and Restated Registration Rights Agreement dated as of March 5, 2020, by and among Grid Dynamics Holdings, Inc. and certain security holders.
10.18#	Stockholders’ Agreement, dated as of November 13, 2019, by and among Grid Dynamics Holdings, Inc. and certain security holders.
31.1#	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2#	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*#	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*#	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Previously filed or furnished with the Quarterly Report filed on May 11, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grid Dynamics Holdings, Inc.

Date: June 1, 2020	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: June 1, 2020	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)

4