Form 10-Q
period 2020-06-30
GRID DYNAMICS HOLDINGS, INC.
filed 2020-08-06
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 50,841,077 shares of Common Stock issued and outstanding.

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

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$123,085	$42,189
Accounts receivable, net of allowance of $801, and $20 as of June 30, 2020 and December 31, 2019	14,223	13,893
Unbilled receivables	978	5,036
Prepaid income taxes	919	308
Deferred transaction costs	—	1,878
Prepaid expenses and other current assets	4,393	2,711
Total current assets	143,598	66,015
Property and equipment, net	4,198	4,024
Intangible assets, net	—	18
Deferred income taxes	5,748	1,474
Total assets	$153,544	$71,531

Liabilities and equity
Current liabilities
Accounts payable	$819	$768
Accrued liabilities	669	1,188
Accrued compensation and benefits	5,238	5,337
Accrued income taxes	835	869
Other current liabilities	6	138
Total liabilities	7,567	8,300

Commitments and contingencies (Note 11)
Convertible preferred stock, no par value, 0 and 1,047,942 shares authorized and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	9,187

Stockholders’ equity (Note 8)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 50,839,079 and 21,644,392 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5	2
Additional paid-in capital	117,342	18,650
Retained earnings	28,630	35,392
Total stockholders’ equity	145,977	54,044
Total liabilities, convertible preferred stock, and stockholders’ equity	$153,544	$71,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$22,368	$28,626	$54,825	$54,903
Cost of revenue	13,982	17,197	36,621	33,128
Gross profit	8,386	11,429	18,204	21,775

Operating expenses
Engineering, research, and development	2,577	656	5,117	2,201
Sales and marketing	1,637	1,786	5,206	3,498
General and administrative	7,359	4,151	18,102	10,181
Total operating expenses	11,573	6,593	28,425	15,880

Income/(loss) from operations	(3,187)	4,836	(10,221)	5,895
Other income/(expenses), net	208	79	(36)	(83)

Income/(loss) before income taxes	(2,979)	4,915	(10,257)	5,812
Provision/(benefit) for income taxes	(813)	1,380	(3,495)	1,565
Net income/(loss) and comprehensive income/(loss)	$(2,166)	$3,535	$(6,762)	$4,247

Earnings/(loss) per share
Basic	$(0.04)	$0.17	$(0.17)	$0.20
Diluted	$(0.04)	$0.16	$(0.17)	$0.20

Weighted average shares outstanding
Basic	49,626	20,954	39,731	20,583
Diluted	49,626	21,594	39,731	20,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

Six months ended June 30, 2020

	Temporary equity
	Convertible Preferred Stock		Common Stock		Additional paid-in	Retained	Total
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at December 31, 2019 (as previously reported)	622	$9,187	12,847	$8,117	$10,535	$35,392	$54,044
Conversion of stock	426	-	8,797	(8,115)	8,115	-	-
Balance at December 31, 2019, effect of reverse recapitalization (refer to Note 3)	1,048	$9,187	21,644	$2	$18,650	$35,392	$54,044
Net loss	-	-	-	-	-	(4,596)	(4,596)
Stock-based compensation	-	-	-	-	4,804	-	4,804
Merger recapitalization	(1,048)	(9,187)	1,048	1	9,187	-	9,188
Consideration paid to Grid shareholders	-	-	-	-	(123,865)	-	(123,865)
ChaSerg shares recapitalized, net of transaction costs of $4,142	-	-	28,088	2	204,323	-	204,325
Conversion of promissory note to common stock	-	-	53	-	530	-	530
Balance at March 31, 2020	-	$-	50,833	$5	$113,629	$30,796	$144,430
Net loss	-	-	-	-	-	(2,166)	(2,166)
Stock-based compensation	-	-	-	-	3,654	-	3,654
Exercise of stock options	-	-	6	-	59	-	59
Balance at June 30, 2020	-	$-	50,839	$5	$117,342	$28,630	$145,977

Six months ended June 30, 2019

	Temporary equity
	Convertible Preferred Stock		Common Stock		Additional paid-in	Retained	Total
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at December 31, 2018 (as previously reported)	-	$-	12,000	$-	$8,794	$24,585	$33,379
Conversion of stock	-	-	8,217	2	(2)	-	-
Balance at December 31, 2018, effect of reverse recapitalization (refer to Note 3)	-	$-	20,217	$2	$8,792	$24,585	$33,379
Net income	-	-	-	-	-	712	712
Stock-based compensation	-	-	-	-	1,658	-	1,658
Balance at March 31, 2019	-	$-	20,217	$2	$10,450	$25,297	$35,749
Net income	-	-	-	-	-	3,535	3,535
Stock-based compensation	-	-	-	-	238	-	238
Issuance of common and preferred stock, net of $96 issuance costs	1,048	9,187	1,048	-	5,717	-	5,717
Exercise of stock options			379	-	1,700		1,700
Balance at June 30, 2019	1,048	$9,187	21,644	$2	$18,105	$28,832	$46,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income/(loss)	$(6,762)	$4,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,234	1,080
Bad debt expense	781	-
Deferred income taxes	(4,274)	(26)
Stock based compensation	8,458	1,896
Changes in assets and liabilities:
Accounts receivable	(1,111)	2,794
Unbilled receivables	4,058	(2,838)
Prepaid income taxes	(611)	(531)
Prepaid expenses and other current assets	(1,961)	(503)
Accounts payable	51	(16)
Accrued liabilities	(519)	(740)
Accrued compensation and benefits	(99)	2,364
Accrued income taxes	(34)	979
Other current liabilities	(132)	1,254
Net cash provided by/(used in) operating activities	(921)	9,960

Cash flows from investing activities
Purchase of property and equipment	(1,110)	(1,353)
Net cash used in investing activities	(1,110)	(1,353)

Cash flows from financing activities
Cash received from ChaSerg	208,997	—
GDI shares redeemed for cash (net of cash received from exercise of accelerated options)	(123,865)	—
Equity issuance costs	(2,264)	—
Sales of common and preferred stock	—	14,904
Proceeds from exercises of stock options	59	1,700
Payments of dividends	—	(2,000)
Net cash provided by financing activities	82,927	14,604

Net increase in cash and cash equivalents	80,896	23,211
Cash and cash equivalents, beginning of period	42,189	17,862
Cash and cash equivalents, end of period	$123,085	$41,073

Cash paid for income taxes	$1,144	$1,221
Significant non-cash activities
Conversion of preferred stock to common stock	$9,187	$—

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim financial statements should be read in conjunction with GDI’s audited financial statements for the year ended December 31, 2019 included in the Current Report on Form 8-K that the Company filed with the SEC on March 9, 2020.

Basis of presentation

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Although ChaSerg was the legal acquirer, for accounting purposes, GDI was deemed to be the accounting acquirer. GDI was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	GDI holds executive management roles for the Company and those individuals are responsible for the day-to-day operations;

●	GDI’s former owners have the largest minority voting rights in the Company;

●	From a revenue and business operation standpoint, GDI was the larger entity in terms of relative size;

●	GDI’ San Ramon, CA headquarters are the headquarters of the Company; and

●	The intended strategy of the Company will continue GDI’s strategy of driving enterprise-level digital transformation in the Fortune 500 companies.

In conjunction with the Business Combination, outstanding shares of GDI were converted into common stock of the Company, par value $0.0001 per share, shown as a recapitalization, and the net assets of ChaSerg were acquired at historical cost, with no goodwill or other intangible assets recorded. GDI was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing (for the year ended December 31, 2019 and three months ended March 31, 2020 and 2019) are those of GDI. ChaSerg’s assets and liabilities, which include net cash from the trust of $85.1 million, and results of operations were consolidated with GDI beginning on the Closing. The shares and corresponding capital amounts and earnings per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

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

Certain significant risks and uncertainties

The Company is subject to risks, including but not limited to, concentrations of credit and foreign currency risks. Refer to Note 4 below for additional information. Additionally, the Company has been impacted by the recent coronavirus (“COVID-19”) pandemic. The global pandemic of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial market. The COVID-19 pandemic has impacted the Company’s revenues and the Company’s business continues to be exposed to risks and uncertainties related to the pandemic.  The impact of the COVID-19 pandemic has been more pronounced with the Company’s retail customers, which depend on keeping their stores open. Additionally, in situations where the Company’s customers encounter financial difficulties, there is a risk associated with the Company’s inability to collect money from customers. The Company has taken several actions to deal with the COVID-19 pandemic. These include enabling its employees to work from home, company-wide salary and compensation cuts, hiring freezes, and suspending all non-essential travel. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short and long-term general economic conditions.

Cash and cash equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents are stated at cost, which approximates fair value. At times, cash deposits with banks may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, current economic conditions within the industries the Company serves as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. The allowance for doubtful accounts balance increased $0.8 million as of June 30, 2020 compared to December 31, 2019.

	As of
	June 30, 2020	December 31, 2019
Trade accounts receivable	$15,024	$13,913
Allowance for doubtful accounts	(801)	(20)
Total trade accounts receivable, net	$14,223	$13,893

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

Remaining performance obligation

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2020. This disclosure is not required for:

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

All of the Company’s contracts met one or more of these exemptions as of June 30, 2020.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Management considers all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes prior earnings history, the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods of tax attributes, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset in making this assessment. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.

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

Restructuring

The Company initiated a restructuring plan focused on optimizing utilization. For the three months ended June 30, 2020 and for the six months ended June 30, 2020, the Company incurred and paid total restructuring expenses of $0.1 million and $0.8 million, respectively, which mostly included employee termination costs. This amount is included as a component of general and administrative expenses in the condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard allows for two methods of adoption to recognize and measure leases: retrospectively to each prior period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the beginning of the earliest comparative period presented or retrospectively at the beginning of the period of adoption with the cumulative effect of initially applying the guidance recognized at the beginning of the period in which the guidance is first applied. Both adoption methods include a number of optional practical expedients that entities may elect to apply. The Company will adopt the standard retrospectively at the beginning of the period of adoption with the cumulative effect of initially applying the guidance recognized at the beginning of the period in which the guidance is first applied. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), delaying the effective implementation date for ASC 842 by one year for entities that have not yet adopted the standard. In June 2020, the FASB issued ASU No. 2020-5 delaying the transition and effective implementation date for ASC 842 by one year for entities that have not yet adopted the standard. The new accounting guidance is effective for the Company for fiscal periods beginning after December 15, 2021. The Company has not yet determined the impact that the adoption of this guidance will have on the consolidated financial statements.

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

In March 2020, FASB issued ASU No. 2020-03, Codification to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to U.S. GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 3, Issue 4, and Issue 5 were effective upon issuance of this update. The new guidance did not have a material impact on the consolidated financial statements. The amendments related to Issue 6 and Issue 7 are effective for the Company the earlier of January 1, 2023 or when the Company adopts ASU 2016-13, if early adopted. The Company is currently evaluating the impact these topics will have on the consolidated financial statements.

Note 3 – Business combination

On March 5, 2020, ChaSerg consummated its business combination with GDI pursuant to the Merger Agreement. Fees and expenses paid in connection with the Business Combination were settled using funds from the trust account. Immediately following the Business Combination, there were 50,833,619 shares of common stock with a par value of $0.0001, and 11,346,500 warrants outstanding.

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

The aggregate consideration for the Business Combination was $396.5 million, consisting of $130.0 million in cash and 27,006,251 shares of ChaSerg’s common stock valued at $10.19 per share, less a post-Closing share adjustment amount of 857,143 shares which were placed in escrow post-Closing. The shares transferred at Closing included 4,313,917 options to purchase the Company’s shares that were vested, outstanding and unexercised, which were determined using 1,739,932 vested options at Closing converted at an exchange ratio of approximately 2.48. Additionally, 364,094 options to purchase the Company’s common stock that were unvested, outstanding and unexercised were assumed by the Company, which were determined using 146,865 unvested options at Closing converted at an exchange ratio of approximately 2.48. The following represents the aggregate consideration for the Business Combination:

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

Note 4 — Concentrations of credit risk

The Company records its accounts receivable and unbilled receivables at their face amounts less allowances. Accounts receivable and unbilled receivables are generally dispersed across the Company’s customers in proportion to their revenue. Three customers individually exceeded 10% of the Company’s accounts receivable balance at June 30, 2020. Three customers individually exceeded 10% of the Company’s accounts receivable balance at December 31, 2019. Two customers individually exceeded 10% of the unbilled receivables at June 30, 2020 and two customers individually exceeded the unbilled receivables balance at December 31, 2019.

Three customers accounted for greater than 10% of the sales for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019. The three customers comprised 55% of total revenue and 52% of total revenue for the three months ended June 30, 2020 and 2019, respectively. The three customers comprised 44% of total revenue and 52% of total revenue for the six months ended June 30, 2020 and 2019, respectively. The three customers individually accounted for 30%, 15%, and 10% of total revenue for the three months ended June 30, 2020; and 23%, 15%, and 14% of total revenue, for the three months ended June 30, 2019.

The three customers individually accounted for 22%, 11%, and 11% of total revenue for the six months ended June 30, 2020; and 23%, 15%, and 14% of total revenue, for the six months ended June 30, 2019.

Note 5 — Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated	As of
	Useful Life (In Years)	June 30, 2020	December 31, 2019
Computers and equipment	3	$5,788	$5,470
Machinery and automobiles	5	129	129
Furniture and fixtures	7	593	544
Software	7	513	407
Leasehold improvements	7	127	119
		7,150	6,669
Less: Accumulated depreciation and amortization		(4,431)	(3,784)
		2,719	2,885

Capitalized software development costs	2	3,054	2,478
Less: Accumulated amortization		(1,575)	(1,339)
		1,479	1,139
Property and equipment, net		$4,198	$4,024

Note 6 — Accrued liabilities

The components of accrued liabilities were as follows (in thousands):

	As of
	June 30, 2020	December 31, 2019
Accrued customer discounts	$334	$298
Accrued retention bonus	-	648
Other accrued liabilities	335	242
Total accrued liabilities	$669	$1,188

Note 7 — Income taxes

The Company recorded income tax expense/(benefit) of $(0.8) million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $(3.5) million and $1.6 million for six months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate was 27.3% and 28.1% for the three months ended June 30, 2020 and 2019, respectively, and 34.1% and 26.9% for the six months ended June 30, 2020 and 2019, respectively. The increase/decrease in effective tax rate for the three and six months ended June 30, 2020, as compared to the same periods in 2019 was primarily due to excess tax benefits of stock-based compensation. The tax benefit recognized in the current six months is primarily due to net operating losses generated by stock compensation deductions as a result of the Business Combination and year-to-date book losses. The company is not using an annual effective tax rate approach to calculating the provision due to the implications of COVID-19 pandemic.

On March 27, 2020, the U.S. President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of net operating loss carryforwards (“NOLs”) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The Company anticipates being in a loss position at year end and will be able to take advantage of the NOL carryback provision. The Company is still evaluating the impact but does not currently expect the provisions of the CARES Act to have a material effect on the realizability of deferred income tax assets or tax expense. There is no material impact for the three and six months ended June 30, 2020. As additional guidance is released, the Company will evaluate whether there would need to be a change in the period when such guidance is issued.

Note 8 — Stockholders’ equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common stock

The Company is authorized to issue 110,000,000 of common stock. At Closing, the Company had issued 50,833,619 shares of common stock. As of June 30, 2020, the Company had 50,839,079 shares of common stock that were outstanding, of which: a) 26,888,285 shares were issued to the stockholders of ChaSerg who did not redeem their shares, b) 1,200,000 shares legally issued and outstanding to the ChaSerg founders and underwriter subject to earnout provisions as discussed further below, c) 53,000 shares issued to the Sponsor of ChaSerg, ChaSerg Technology Sponsor LLC, at $10.00 per share as the result of a promissory note of $0.5 million converted to the Company’s common stock, d) 19,490,295 shares issued to GDD International Holding Company, e) 2,094,850 shares issued to BGV Opportunity Fund, L.P., and f) 1,112,649 shares issued to former shareholders of GDI. Additionally at Closing, there were 4,313,917 outstanding vested options to purchase the Company’s common stock.

Preferred Stock

As of December 31, 2019, GDI had 1,047,942 shares of no par value shares of preferred stock outstanding convertible on a 1:1 basis with GDI’s common stock. At the Closing, the preferred stock outstanding was converted into common stock of the Company, par value $0.0001 per share. Therefore, as of June 30, 2020 there was no preferred stock outstanding.

Founders and underwriter shares subject to earnout provisions

At the Closing, the Company had 1,200,000 shares of common stock issued and outstanding subject to earnout provisions (the “Earnout Shares”). The Earnout Shares are subject to transfer restrictions and the owners of the Earnout Shares cannot sell, transfer or otherwise dispose of their respective shares until the respective earnout provisions have been achieved as described further below. The Earnout Shares have full ownership rights including the right to vote and receive dividends and other distributions thereon. Dividends and other distributions are not subject to forfeiture in accordance with the Amended and Restated Sponsor Share Letter filed with the SEC on January 27, 2020. The Earnout Shares vest and are no longer subject to the transfer restrictions as follows:

1)	399,999; 400,000; and 400,001 Earnout Shares vest if the closing price of the Company’s common stock on the principal exchange on which the securities are listed or quoted have been at or about $12.00; $13.50; and $15.00 per share, respectively, for 20 trading days (which need not be consecutive) over a 30 trading day period at any time;

The Earnout Shares automatically vest upon and immediately prior to any of the following events:

1)	The Company engages in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act;

2)	The Company’s common stock ceases to be listed on a national securities exchange;

3)	The Company is amalgamated, merged, consolidated or reorganized with or into another company or person (an “Acquiror”) and as a result of such amalgamation, merger, consolidation or reorganization, fewer than 50.1% (whether by voting or economic rights) of the outstanding equity securities or other capital interests of the Acquiror or surviving or resulting entity is owned in the aggregate by the shareholders of the Company, directly or indirectly, immediately prior to such amalgamation, merger, consolidation or reorganization, excluding from such computation the interests of the Acquiror or any affiliate of the Acquiror;

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

As of June 30, 2020, none of the Earnout Shares have vested.

Warrants

As of June 30, 2020, there were a total of 11,346,500 warrants outstanding. As part of its initial public offering (“IPO”), ChaSerg issued 22,000,000 units including one share of common stock and one-half of one redeemable warrant. Simultaneously with its IPO, ChaSerg issued 640,000 private placement units to its sponsor underwriter, each consisting of one common share and one-half of one redeemable warrant. ChaSerg issued 53,000 units as a result of the conversion of a working capital sponsor loan consisting of one common share and one-half of one redeemable warrant.

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

Note 9 — Stock-based compensation

2018 Stock Plan

The Company had previously adopted a stock plan in 2018 (the “2018 Stock Plan”). Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Therefore, on the date of Closing, the acceleration of vesting for 2,568,523 stock options resulted in a stock compensation charge and corresponding increase to additional paid-in capital of $2.5 million. Additionally, at Closing, a percentage of outstanding vested GDI stock options were settled in exchange for cash consideration, pursuant to the terms of the Merger Agreement.

The remaining portion of outstanding vested options totaling 1,739,932 and all unvested options totaling 146,865 were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. The number of each participant’s assumed options and the exercise price were adjusted as provided in the Merger Agreement. There was no incremental compensation cost attributable to the incremental fair value of the modified options compared to the original options on the modification date. The assumed stock options will continue to be subject to the same terms and conditions, including vesting schedule terms, in accordance with the 2018 Stock Plan. Exercise prices for 2018 Stock Plan options range between $3.51 and $3.54 per share.

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

2020 Equity Incentive Plan

Effective March 5, 2020, our board of directors approved an equity incentive plan (the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 16,300,000 Incentive Stock Options, Nonstatutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units (“PSUs”), and Performance Shares (“PSAs”) (collectively, the “Awards”) to employees, directors, and consultants of the Company. Our board of directors or any committee appointed by the board has the authority to grant Awards. As of June 30, 2020, our board of directors granted 1,791,500 NSOs, 2,916,750 RSUs, and 574,188 target PSU at a maximum payout at 300%.

Stock Options

The 1,552,100 NSOs granted on March 13, 2020 and 239,400 NSOs granted on May 4, 2020 are subject to the following time-based vesting conditions: one-fourth of the NSOs will vest on one year after the grant date; and thereafter one-sixteenth of the NSOs will vest each subsequent three-month anniversary. The NSOs have approximately a ten-year exercise term, and once the NSOs are vested, the recipients have the right to purchase the Company’s stock at a fixed and specified exercise price.

The grant date fair value of each NSO was estimated on the date of grant using the Black-Scholes option pricing model, as determined by our board of directors. The key assumptions for 2020 grants are provided in the following table.

2020
Dividend yield	0%
Expected volatility	40%
Risk-free interest rate	0.44%-0.80%
Expected term in years	6.11
Grant date fair value of common stock	$7.92-8.26

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

No 2020 NSO grants are vested as of June 30, 2020. The aggregated fair value of 1,791,500 NSOs granted during the six months ended June 30, 2020 was $5.8 million. The total unrecognized compensation expenses related to 2020 Stock Plan options as of June 30, 2020 was $5.1 million to be expensed on a straight-line basis over 3.85 years.

Restricted Stock Units

The 2,310,000 RSUs granted on March 13, 2020 were granted at the fair market value of the Company’s stock of $8.26. The 606,750 RSUs granted on May 4, 2020 were granted at the fair market value of the Company’s stock of $7.92. The RSUs are subject to the following time-based vesting conditions: one-fourth vest on the first anniversary of the grant; and thereafter one-sixteenth of the RSUs will vest each subsequent three-month anniversary. RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.

No 2020 RSUs grants were released as of June 30, 2020. The aggregated fair value of RSU granted during the six months ended June 30, 2020 was $23.9 million. The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of June 30, 2020 was $22.0 million to be expensed on a straight-line basis over 3.85 years.

Performance Stock Units

On May 4, 2020, the Company granted 574,188 Performance Stock target shares under the 2020 Stock Plan with the maximum payout capped at 300%. The performance goals for these grants will consist of:

1) Year-over-year growth in non-retail revenue for the Performance Period, which is Fiscal Year 2020, expressed as a percentage increase over the Fiscal Year 2019 non-retail revenue (“Revenue Growth”), and

2) Contribution Margin for the Performance Period as a percentage of non-retail revenue for the Performance Period.

Fifty percent (50%) of the target number of performance shares granted will vest (if at all) based on the extent of achievement of Revenue Growth for the Performance Period and the remaining fifty percent (50%) of the target number of performance shares granted will vest (if at all) based on the extent of achievement of the Contribution Margin.

Performance shares will be certified and vested no later than March 1, 2021 with the payout shortly after. As of June 30, 2020, the company assessed the vesting of the Performance Share Units as probable and estimated the payout at 225%.

Stock Based Compensation Expense

The Company classifies awards issued under the stock-based compensation plans as equity. Total compensation expense for the three months ended June 30, 2020 was $3.7 million, which included $0.02 million of compensation expense related to the 2018 Stock Plan and the rest of compensation expense related to the 2020 Plan. Total compensation expense for the three months ended June 30, 2019 was $0.2 million. Total compensation expense for the six months ended June 30, 2020 was $8.5 million, which included $2.0 million of compensation expense related to the 2018 Stock Plan, $2.5 million of compensation expense related to the acceleration of vesting of awards under the 2018 Stock Plan, and the rest of compensation expense related to the 2020 Plan. Total compensation expense for the six months ended June 30, 2019 was $1.9 million. Employee stock-based compensation recognized was as follows (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2020	2019	2020	2019
Cost of revenue	$60	$7	$675	$30
Engineering, research, and development	460	36	1,056	131
Sales and marketing	602	5	1,737	28
General and administrative	2,532	190	4,990	1,707
Total stock-based compensation	$3,654	$238	$8,458	$1,896

As of June 30, 2020 and 2019, there was approximately $35.9 million and $5.1 million of unrecognized stock-based compensation expense, respectively.

Note 10 — Earnings per share

The Company computed earnings per share (“EPS”) in conformity with the two-class method required for participating securities. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. The Company allocated income between its common and preferred shareholders only for the periods the preferred stock was outstanding, which was January 1, 2020 to March 4, 2020 and May 6, 2019 to June 30, 2019. There was no preferred stock outstanding March 5, 2020 to June 30, 2020 and January 1, 2019 to May 6, 2019. As the Company was in a net loss position for the periods between January 1, 2020 to March 4, 2020 and March 5, 2020 to June 30, 2020, the net loss was allocated entirely to common shareholders. There was no preferred stock outstanding during the three months ended June 30, 2020.

All participating securities are excluded from basic weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted stock units, performance stock units, and convertible preferred securities. The dilutive effect of potentially dilutive securities is reflected in diluted EPS in order of dilution and by application of the treasury stock method and the if-converted method for stock-based compensation and convertible preferred securities, respectively.

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows (in thousands except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Numerator for basic earnings/(loss) per share
Net income/(loss)	$(2,166)	$3,535	$(6,762)	$4,247
Less: Income attributable to preferred shareholders	-	(74)	-	(74)
Net income/(loss) available to common shareholders	(2,166)	3,461	(6,762)	4,173

Denominator for basic earnings per share
Weighted-average shares outstanding – basic	49,626	20,954	39,731	20,583
Basic earnings/(loss) per share	$(0.04)	$0.17	$(0.17)	$0.20

Numerator for diluted earnings/(loss) per share
Net income/(loss) available to common shareholders	$(2,166)	$3,461	$(6,762)	$4,173
Add-back: Income allocated to preferred shareholders assumed converted	-	74	-	74
Net income/(loss) available to common shareholders	(2,166)	3,535	(6,762)	4,247

Denominator for diluted earnings/(loss) per share
Basic weighted-average common shares outstanding	49,626	20,954	39,731	20,583
Add: Preferred stock assumed converted into common stock	-	640	-	318
Weighted-average shares outstanding for diluted earnings per share	49,626	21,594	39,731	20,901
Diluted earnings/(loss) per share	$(0.04)	$0.16	$(0.17)	$0.20

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

	For the three months ended June 30,		For the six months ended June 30,
Potential common shares (in ‘000s)	2020	2019	2020	2019
Convertible preferred stock	-	-	1,048	-
Stock options to purchase common stock	6,105	7,072	8,571	7,072
Restricted stock units	2,934	-	2,934	-
Performance stock units	1,292	-	1,292	-
Warrants to purchase common stock	11,347	-	11,347	-
Total	21,678	7,072	25,192	7,072

The Company has determined that it did not appropriately calculate EPS and weighted average shares outstanding (“WASO”) for the period of January 1, 2020 to March 31, 2020 in accordance with Accounting Standards Codification (“ASC”) 805-40-45 Business Combinations – Reverse Acquisitions – Other Presentation Matters (collectively with ASC, “ASC 805”). Under the guidance above, the Company is required to calculate WASO using the number of common shares outstanding from January 1, 2020 (the beginning of the period) to March 5, 2020 (the acquisition date) of the accounting acquirer, GDI, multiplied by the exchange ratio as set forth in the Merger Agreement. The number of shares outstanding from March 5, 2020 until the end of the reporting period would be the total number of common shares outstanding for GDI, multiplied by the exchange ratio as set forth in the Merger Agreement) as well as the shares of ChaSerg, the legal acquirer. Refer to the below EPS tables which presents the Company’s EPS calculation as issued and the adjusted EPS calculation which shows how the financial statements would look had the Company calculated EPS in accordance with ASC 805.

	For the three months ended March 31,
(in thousands, except per share data)	2020 (as issued)	Adjustments	2020 (as corrected)
Numerator for basic and diluted earnings/(loss) per share
Net income/(loss)	$(4,596)		$(4,596)

Denominator for basic and diluted earnings/(loss) per share
Weighted-average shares outstanding – basic and diluted	48,885	(19,247)	29,638
Basic and diluted earnings/(loss) per share	$(0.09)		$(0.16)

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

Note 12 — Subsequent events

The Company performed its subsequent event procedures through August 6, 2020, the date these condensed consolidated financial statements were issued.

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

	Three months ended June 30,
(dollars in thousands, except per share data)	2020		2019
		% of revenue		% of revenue
Revenues	$22,368	100.0%	$28,626	100.0%
Gross profit	8,386	37.5%	11,429	39.9%
Income/(loss) from operations	(3,187)	(14.2)%	4,836	16.9%
Net income/(loss)	(2,166)	(9.7)%	3,535	12.3%
Non-GAAP Financial Information(1)
Adjusted EBITDA(1)	1,198	5.4%	6,092	21.3%
Adjusted Net Income(1)	433	1.9%	4,110	14.4%
Adjusted Diluted EPS(1)	$0.01	n/a	$0.19	n/a

	Six months ended June 30,
(dollars in thousands, except per share data)	2020		2019
		% of revenue		% of revenue
Revenues	$54,825	100.0%	$54,903	100.0%
Gross profit	18,204	33.2%	21,775	39.7%
Income/(loss) from operations	(10,221)	(18.6)%	5,895	10.7%
Net income/(loss)	(6,762)	(12.3)%	4,247	7.7%
Non-GAAP Financial Information(1)
Adjusted EBITDA(1)	4,243	7.7%	9,946	18.1%
Adjusted Net Income(1)	1,978	3.6%	6,600	12.0%
Adjusted Diluted EPS(1)	$0.05	n/a	$0.32	n/a

(1)	Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

Recent Developments

Impact of COVID-19

In December 2019, a novel coronavirus COVID-19 was reported in China, and in March 2020, the World Health Organization declared it a pandemic. This contagious disease pandemic has continued to spread across the globe, including extensively within the U.S., and is impacting worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. In response to this global pandemic, several local, state, and federal governments have been prompted to take unprecedented steps that include, but not limited to, travel restrictions, closure of businesses, social distancing, and quarantines.

In March, we started witnessing the impacts of the COVID-19 pandemic to our revenues, largely as a consequence of the impacts of the pandemic to the business conditions at some of our customers’ operations. The impacts have been more pronounced at our customers exposed to the retail segment. In the three months ended June 30, 2020, our overall revenue declined 31% on a sequential basis and 22% on a year over year basis. Furthermore, during the same period, our retail business declined 75% both on a sequential and year over year basis. While the impact was more pronounced at our retail business, the impacts to other segments of our business have largely been determined by customer-specific dynamics. During the three months ended June 30, 2020, our non-retail business grew 12% on a sequential basis and 46% on a year over year basis.

A consequence of the steep sequential decline in retail revenues in the three months ended June 30, 2020 resulted in lower contribution to the overall company-wide revenues. In the three months ended June 30, 2020, revenues from our retail business was 18% of our overall revenue, down from 50% of revenue in the three months ended March 31, 2020 quarter and 55% in the three months ended December 31, 2019 quarter. Although business visibility continues to be lower than historical pre-COVID-19 levels, uncertainty around our retail business continues to be higher in comparison to other segments. Consequently, we expect the recovery in our retail business to be slower than other parts of our business.

We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. The majority of our employees continue to work remotely as they have been unable to be present at Grid Dynamics or client locations. We continue to deliver services to our clients in this fashion and this has resulted in minimal disruption in our operational and delivery capabilities.

In the three months ended March 31, 2020, we took an allowance of $0.9 million for doubtful accounts due to risks posed by the COVID-19 pandemic on our customers’ ability to make payments. We continue to be engaged with all our customers regarding their ability to fulfill their payment obligations. In the course of the three months ended June 30, 2020, we received payments from multiple customers, including some of the higher risk retail customers. After reassessing our risk profile with customers’ ability to fulfill their payment obligations, we have lowered our allowance of doubtful accounts from $0.9 million in the three months ended March 31, 2020 to $0.8 million in the three months ended June 30, 2020. We continue to review our accounts receivable on a regular basis and have put in place incremental processes to ensure payments from our customers.

Business Combination

On March 5, 2020, a wholly-owned subsidiary (“Merger Sub 1”) of ChaSerg merged with and into GDI, with GDI surviving the merger (the “Initial Merger”). Immediately following the Initial Merger, GDI merged with and into another wholly-owned subsidiary of ChaSerg (“Merger Sub 2”) with Merger Sub 2 surviving; Merger Sub 2 was then renamed “Grid Dynamics International, LLC,” and ChaSerg was then renamed “Grid Dynamics Holdings, Inc.” (the “Business Combination”). As of the open of trading on March 6, 2020, the common stock and warrants of Grid Dynamics Holdings, Inc. (“Grid Dynamics”), formerly those of ChaSerg, began trading on The NASDAQ Stock Market LLC as “GDYN” and “GDYNW,” respectively.

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

The following table shows the number of Grid Dynamics personnel (including full-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of June 30,
	2020	2019
United States	251	251
Central and Eastern Europe (1)	986	985
Total	1,237	1,236

(1)	Includes Russia, Ukraine, Poland and Serbia.

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

Hours and Utilization

As most of Grid Dynamics’ customer projects are performed and invoiced on a time and materials basis, Grid Dynamics’ management tracks and projects billable hours as an indicator of business volume and corresponding resource needs for IT professionals. To maintain its gross profit margins, Grid Dynamics must effectively utilize its IT professionals, which depends on its ability to integrate and train new personnel, to efficiently transition personnel from completed projects to new assignments, to forecast customer demand for services and to deploy personnel with appropriate skills and seniority to projects. Grid Dynamics’ management generally tracks utilization with respect to subsets of employees, by location or by project, and calculates the utilization rate for each subset by dividing (x) the aggregate number of billable hours for a period by (y) the aggregate number of total available hours for the same period. Grid Dynamics’ management analyzes and projects utilization to measure the efficiency of its workforce and to inform management’s budget and personnel recruiting decisions.

Customer Concentration

Grid Dynamics’ ability to retain and expand its relationships with existing clients and add new clients are key indicators of its revenue potential. Grid Dynamics grew its customer base from 27 customers as of June 30, 2019 to 37 customers as of June 30, 2020. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. Of Grid Dynamics’ customers, three customers each accounted for 10% or more of Grid Dynamics’ revenue in the three and six months ended June 30, 2020 and 2019.

The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the periods indicated

	Three months ended June 30,
	2020	2019

Total customers (as of period end)	37	27
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	7	6
>$2.5 – 5.0 million	2	3
>$1.0 – 2.5 million	6	8
Top five customers	67%	68%
Top ten customers	84%	86%
Top five customers	$14,924	$19,374
Top ten customers	$18,891	$24,727

	Six months ended June 30,
	2020	2019

Total customers (as of period end)	42	29
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	7	6
>$2.5 – 5.0 million	2	3
>$1.0 – 2.5 million	6	8
Top five customers	62%	68%
Top ten customers	84%	89%
Top five customers	$33,884	$37,390
Top ten customers	$46,047	$48,992

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

In the three and six months ended June 30, 2020, approximately 13%, 10% and 11% of Grid Dynamics’ $25.6 million and approximately 16%, 11% and 10% of Grid Dynamics’ $65 million, respectively, of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 22%, 13%, and 12% of Grid Dynamics’ $22 million and 22%, 13%, and 12% of Grid Dynamics’ $44.5 million of combined cost of revenue and total operating expenses in the three and six months ended June 30, 2019. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. For example, in Ukraine, Grid Dynamics generally pays salaries in the current hryvnia equivalent of an agreed U.S. dollar amount, consistent with local requirements. As a result, a significant portion of Grid Dynamics’ exposure to fluctuations in the value of the Ukrainian hryvnia against the U.S. dollar is naturally hedged. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure through the use of financial instruments, it may do so in the future. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.

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

Non-GAAP Measures

To supplement Grid Dynamics’ consolidated financial data presented on a basis consistent with U.S. GAAP, this report contains certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share, or EPS. Grid Dynamics has included these non-GAAP financial measures because they are financial measures used by Grid Dynamics’ management to evaluate Grid Dynamics’ core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. These measures exclude certain expenses that are required under U.S. GAAP. Grid Dynamics excludes these items because they are not part of core operations or, in the case of stock-based compensation, non-cash expenses that are determined based in part on Grid Dynamics’ underlying performance.

Grid Dynamics believes these supplemental performance measurements are useful in evaluating operating performance, as they are similar to measures reported by its public industry peers and those regularly used by security analysts, investors and other interested parties in analyzing operating performance and prospects. These non-GAAP financial measures are not intended to be a substitute for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

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

The following table presents the reconciliation of Grid Dynamics’ Adjusted EBITDA to its consolidated net income, the most directly comparable GAAP measure, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
GAAP net income/(loss)	$(2,166)	3,535	(6,762)	$4,247
Adjusted for:
Depreciation and amortization	588	570	1,234	1,080
Provision/(benefit) for income taxes	(813)	1,380	(3,495)	1,565
Stock-based compensation	3,654	238	8,458	1,896
Transaction and transformation-related costs (1)	-	448	3,940	1,075
Restructuring costs (2)	143	-	832	-
Other (income)/expenses, net (3)	(208)	(79)	36	83
Adjusted EBITDA	$1,198	6,092	4,243	$9,946

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, and other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2)	In the three months ended March 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.7 million, primarily resulting from a reduction in workforce and other charges. We have incurred restructuring and severance charges of $0.1 million under this plan in the three months ended June 30, 2020.

(3)	Other income/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, other miscellaneous non-operating expenses, and interest on cash held at banks.

The following table presents a reconciliation of Grid Dynamics’ Adjusted Diluted EPS and its Adjusted Net Income to its consolidated net income for the periods indicated:

	Three months ended June 30,
(in thousands, except share and per share data)	2020	2019
GAAP net income/(loss)	$(2,166)	$3,535
Adjusted for:
Stock-based compensation	3,654	238
Transaction and transformation-related costs (1)	-	448
Restructuring costs (2)	143	-
Other (income)/expenses, net (3)	(208)	(79)
Tax impact of non-GAAP adjustments (4)	(990)	(32)
Non-GAAP Net Income (5)	$433	$4,110
Non-GAAP Diluted EPS	$0.01	$0.19
Number of shares used in the Non-GAAP Diluted EPS	49,626,164	21,594,446

	Six months ended June 30,
(in thousands, except share and per share data)	2020	2019
GAAP net income/(loss)	$(6,762)	$4,247
Adjusted for:
Stock-based compensation	8,458	1,896
Transaction and transformation-related costs (1)	3,940	1,075
Restructuring costs (2)	832	-
Other (income)/expenses, net (3)	36	83
Tax impact of non-GAAP adjustments (4)	(4,526)	(701)
Non-GAAP Net Income (5)	$1,978	$6,600
Non-GAAP Diluted EPS	$0.05	$0.32
Number of shares used in the Non-GAAP Diluted EPS	39,731,499	20,901,743

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, and other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2)	In the three months ended March 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.7 million, primarily resulting from a reduction in workforce and other charges. We have incurred restructuring and severance charges of $0.1 million under this plan in the three months ended June 30, 2020.

(3)	Other income/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, other miscellaneous non-operating expenses, and interest on cash held at banks.

(4)	Reflects the estimated tax impact at a normalized tax rate of the non-GAAP adjustments presented in the table.

(5)	Non-GAAP Net Income for the period divided by the diluted weighted-average shares outstanding of 49.6 million and 21.6 million for the three months ended June 30, 2020 and 2019, respectively. Non-GAAP Net Income for the period divided by the diluted weighted-average shares outstanding of 39.7 million and 20.9 million for the six months ended June 30, 2020 and 2019, respectively.

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

Provision for Income Taxes. Grid Dynamics follows the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Grid Dynamics’ effective tax rate was 27.3% and 28.1% in the three months ended June 30, 2020 and 2019, respectively, and 34.1% and 26.9% in the six months ended June 30, 2020 and 2019, respectively. The differences in effective tax rate between the three and six months ended June 30, 2020 and 2019 were attributable mainly to an increase in stock compensation deductions as well as a change in mix of taxing jurisdictions.

Results of Operations

The Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended June 30,
(unaudited, in thousands, except percentages)	2020	2019	Change
Revenue	$22,368	$28,626	$(6,258)	(21.9)%
Cost of revenue	13,982	17,197	(3,215)	(18.7)%
Gross profit	8,386	11,429	(3,043)	(26.6)%
Engineering, research, and development	2,577	656	1,921	292.8%
Sales and marketing	1,637	1,786	(149)	(8.3)%
General and administrative	7,359	4,151	3,208	77.3%
Total operating expense	11,573	6,593	4,980	75.5%
Income/(loss) from operations	(3,187)	4,836	(8,023)	(165.9)%
Other income/(expenses), net	208	79	129	n.m.
Income before income taxes	(2,979)	4,915	(7,894)	(160.6)%
Provision/(benefit) for income taxes	(813)	1,380	(2,193)	(158.9)%
Net income/(loss)	$(2,166)	$3,535	$(5,701)	(161.3)%

	Six months ended June 30,
(unaudited, in thousands, except percentages)	2020	2019	Change
Revenue	$54,825	$54,903	$(78)	(0.1)%
Cost of revenue	36,621	33,128	3,493	10.5%
Gross profit	18,204	21,775	(3,571)	(16.4)%
Engineering, research, and development	5,117	2,201	2,916	132.5%
Sales and marketing	5,206	3,498	1,708	48.8%
General and administrative	18,102	10,181	7,921	77.8%
Total operating expense	28,425	15,880	12.545	79.0%
Income from operations	(10,221)	5,895	(16,116)	(273.4)%
Other income/(expenses), net	(36)	(83)	(47)	n.m.
Income/(loss) before income taxes	(10,257)	5,812	(16,069)	(276.5)%
Provision/(benefit) for income taxes	(3,495)	1,565	(5,060)	(323.3)%
Net income/(loss)	$(6,762)	$4,247	$(11,009)	(259.2)%.

n.m. = not meaningful.

Revenue. Revenue decreased by $6.3 million, or 21.9%, to $22.4 million in the three months ended June 30, 2020 from $28.6 million in the three months ended June 30, 2019. The revenue decrease was largely driven by the adverse impacts of the COVID-19 pandemic on our customers resulting in a decline in business volume. Grid Dynamics’ top five customers contributed $14.9 million and $19.4 million to revenue for the three months ended June 30, 2020 and 2019, respectively. Furthermore, between the three months ended June 30, 2020 and 2019, three out of the five customers remained in the top five customer group.

Revenue decreased by $0.1 million, or 0.1%, to $54.8 million in the six months ended June 30, 2020 from $54.9 million in the six months ended June 30, 2019. The slight revenue decrease was largely driven by decrease in revenues at our retail customers in the six months ended June 30, 2020 due to the adverse impacts of the COVID-19 pandemic offset by growth across our non-retail segments. Grid Dynamics’ top five customers contributed $33.9 million and $37.4 million to revenue for the six months ended June 30, 2020 and 2019, respectively. Furthermore, between the six months ended June 30, 2020 and 2019, five out of the five customers remained in the top five customer group.

Cost of Revenue and Gross Profit. Cost of revenue decreased by $3.2 million, or 18.7%, to $14.0 million in the three months ended June 30, 2020 from $17.2 million in the three months ended June 30, 2019, largely driven by Grid Dynamics’ decreased business volume due to the headwinds from the COVID-19 pandemic.

Cost of revenue increased by $3.5 million, or 10.5%, to $36.6 million in the six months ended June 30, 2020 from $33.1 million in the six months ended June 30, 2019, largely from increased costs associated with stock-based compensation and retention bonus, offset by decreased costs from lower business volume due to the headwinds from the COVID-19 pandemic.

Gross profit decreased by $3.0 million, or 26.6%, to $8.4 million in the three months ended June 30, 2020 compared to $11.4 million in the three months ended June 30, 2019. Gross margin (gross profit as a percentage of revenue) decreased by 2.4 percentage points to 37.5% in the three months ended June 30, 2020 from 39.9% in the three months ended June 30, 2019. The gross margin decline was attributable to a combination of lower levels of revenue in the three months ended June 2020 due to the impacts of the ongoing COVID-19 pandemic and increased costs associated with stock-based compensation.

Gross profit decreased by $3.6 million, or 16.4%, to $18.2 million in the six months ended June 30, 2020 compared to $21.8 million in the six months ended June 30, 2019. Gross margin (gross profit as a percentage of revenue) decreased by 6.5 percentage points to 33.2% in the six months ended June 30, 2020 from 39.7% in the six months ended June 30, 2019. The gross margin decline was attributable to a combination of increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination and lower levels of revenue in the six months ended June 2020 due to the impacts of the ongoing COVID-19 pandemic.

Engineering, Research and Development. Engineering, research and development expense increased by $1.9 million to $2.6 million in the three months ended June 30, 2020, a 292.8% increase from $0.7 million in the three months ended June 30, 2019. The increase was primarily due to enhanced efforts around engineering and development projects and reallocation of delivery personnel to strategic R&D initiatives and projects.

Engineering, research and development expense increased by $2.9 million to $5.1 million in the six months ended June 30, 2020, a 132.5% increase from $2.2 million in the six months ended June 30, 2019, reflecting Grid Dynamics’ efforts to enhance its solutions and expertise as well as due to the increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination.

Sales and Marketing. Sales and marketing expense decreased by $0.2 million, or 8.3%, to $1.6 million in the three months ended June 30, 2020 from $1.8 million in the three months ended June 30, 2019. Sales and marketing expense accounted for 7.3% of Grid Dynamics’ revenue in the three months ended June 30, 2020 compared to 6.2% in the three months ended June 30, 2019, an increase of 1.1 percentage points. The decrease in absolute expense was mainly due to decrease in marketing and sales events from the restrictions imposed with the COVID-19 pandemic.

Sales and marketing expense increased by $1.7 million, or 48.8%, to $5.2 million in the six months ended June 30, 2020 from $3.5 million in the six months ended June 30, 2019. Sales and marketing expense accounted for 9.5% of Grid Dynamics’ revenue in the six months ended June 30, 2020 compared to 6.4% in the six months ended June 30, 2019, an increase of 3.1 percentage points. The increase was due mainly to the increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination and partially offset by decrease in marketing and sales events due to the COVID-19 pandemic.

General and Administrative. General and administrative expense increased by $3.2 million, or 77.3%, to $7.4 million in the three months ended June 30, 2020 from $4.2 million in the three months ended June 30, 2019, largely from the increased expenses associated with stock-based compensation expense. As a result, general and administrative expense accounted for 32.9% of Grid Dynamics’ revenue in the three months ended June 30, 2020, an increase of 18.4 percentage points from 14.5% in the three months ended June 30, 2019.

General and administrative expense increased by $7.9 million, or 77.8%, to $18.1 million in the six months ended June 30, 2020 from $10.2 million in the six months ended June 30, 2019. Stock-based compensation expense accounted for $6.6 million of the increase, while retention bonus expense accounted for $0.6 million of the increase, and restructuring expenses accounted for $0.7 million of the increase. As a result, general and administrative expense accounted for 33.0% of Grid Dynamics’ revenue in the six months ended June 30, 2020, an increase of 14.5 percentage points from18.5% in the six months ended June 30, 2019.

Other income/(expenses), net. Other net income remained on relatively the same level of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, reflecting increased interest income and miscellaneous expenses.

Other income/(expenses) remained on the same level of $0 and $(0.1) million for the six months ended June 30, 2020 and 2019, respectively, reflecting increased interest income and miscellaneous expenses.

Provision/(benefit) for Income Tax. Provision for income tax was ($0.8) million in the three months ended June 30, 2020 compared to $1.4 million in the three months ended June 30, 2019. The difference in tax provision is primarily due to net operating losses generated by stock compensation deductions as a result of the Business Combination and year-to-date book losses.

Provision/(benefit) for income tax was ($3.5) million in the six months ended June 30, 2020 compared to $1.6 million in the six months ended June 30, 2019. The difference in tax provision is primarily driven by excess tax benefits of stock-based compensation resulted from the Business Combination.

Net Income/(loss). Net income decreased to ($2.2) million in the three months ended June 30, 2020 from $3.5 million in the three months ended June 30, 2019, for the reasons discussed above.

Net income/(loss) decreased to ($6.8) million in the six months ended June 30, 2020 from $4.2 million in the six months ended June 30, 2019, for the reasons discussed above.

Liquidity and Capital Resources

Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $123.1 million is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.

As of June 30, 2020, Grid Dynamics had cash and cash equivalents amounting to $123.1 million. Of this amount, $4.2 million was held outside the United States, namely in Russia, Ukraine, Poland and Serbia. As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Russia, Ukraine, Poland and Serbia may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States.

Grid Dynamics does not have any debt outstanding at the date of this report and did not have any debt outstanding at any balance sheet date presented.

Cash Flows

The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Six months ended June 30,
(unaudited, in thousands)	2020	2019
Net cash provided by (used in) operating activities	$(921)	$9,960
Net cash used in investing activities	(1,110)	(1,353)
Net cash provided by financing activities	82,927	14,604
Net increase in cash and cash equivalents	80,896	23,211
Cash, cash equivalents (beginning of period)	42,189	17,862
Cash, cash equivalents (end of period)	$123,085	$41,073

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2020 decreased by $10.9 million, or 109%, to ($0.9) million from $10 million in the same period in 2019, driven by lower cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges). The key reasons for the decline in cash operating profit were retention bonuses paid out to employees due to the successful Business Combination on March 5, 2020, lower level of revenues due to the impact of the COVID-19 pandemic in the month of March and the three months ended June 30, 2020, and higher costs associated with our delivery centers.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2020 was $1.1 million compared to $1.4 million used in the same period in 2019, and in both periods reflected mainly capital expenditures for computer hardware and related equipment.

Financing Activities. Net cash provided by financing activities was $82.9 million in the six months ended June 30, 2020, reflecting primarily the proceeds from the Business Combination. Net cash provided by financing activities was $14.6 million in the six months ended June 30, 2019 reflecting primarily $14.9 million in proceeds from the sale of common and preferred stock to BGV Opportunity Fund, LP and $1.7 million in proceeds from stock option grant exercises in 2019, offset by dividends paid of $2.0 million.

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

In the three months ended June 30, 2020, approximately 13%, 10% and 11% of Grid Dynamics’ $25.6 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 22%, 13%, and 12% of Grid Dynamics’ $22 million of combined cost of revenue and total operating expenses in the three months ended June 30, 2019.

In the three months ended June 30, 2020:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $0.4 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.3 million decrease in income from operations.

In the three months ended June 30, 2019:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $0.6 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.3 million decrease in income from operations.

In the six months ended June 30, 2020, approximately 16%, 11% and 10% of Grid Dynamics’ $65.0 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 22%, 13%, and 12% of Grid Dynamics’ $44.5 million of combined cost of revenue and total operating expenses in the three months ended June 30, 2019.

In the six months ended June 30, 2020:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $1.2 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.7 million decrease in income from operations.

In the six months ended June 30, 2019:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $1.0 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $1.2 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.6 million decrease in income from operations.

Grid Dynamics analyses sensitivity to the rouble and zloty separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors.

Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks minimize it by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one week. Grid Dynamics’ management may evaluate new hedging strategies in future periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We previously disclosed a material weakness in our internal control over financial reporting that remains unremediated. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Grid Dynamics’ financial statements will not be prevented or detected on a timely basis. Subsequent to the original issuance of the private company financial statements for the year ended December 31, 2018, we identified balances that were accounted for or presented incorrectly under U.S. GAAP relating to stock-based compensation, and the presentation of retention bonuses and depreciation on the consolidated statement of income and comprehensive income.

The material weakness identified was a lack of sufficient resources with appropriate depth and experience to interpret complex accounting guidance and prepare financial statements and related disclosures in accordance with U.S. GAAP.

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

An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2020. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of such date because of the material weakness.

Grid Dynamics has taken steps to enhance its internal control environment, including hiring a new Chief Financial Officer in December 2019, hiring a Global Controller, and hiring additional qualified accounting and financial reporting personnel. Additionally, Grid Dynamics has implemented a new ERP system, which it believes would enhance its internal control over financial reporting. Once all key hires in the finance function are in place, Grid Dynamics also plans to take additional steps to remediate the material weakness by integrating them into its process of implementing and enhancing key controls over financial reporting and conducting technical accounting training of key financial and accounting staff members involved in preparation and review of financial reporting and interpretation of technical accounting guidance. Although Grid Dynamics plans to complete this remediation process as quickly as possible, Grid Dynamics cannot at this time estimate how long it will take.

Grid Dynamics has discussed the matters above with its Audit Committee, including the evaluation of disclosure controls and procedures, the material weakness, and the steps it is taking to remediate the material weakness.

Internal Control Over Financial Reporting

Our management, including the CEO and CFO, confirmed there were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Risks Related to Our Business, Operations and Industry

We have a relatively short operating history and operates in a rapidly evolving industry, which makes it difficult to evaluate future prospects and may increase the risk that we will not continue to be successful.

We were founded in 2006 and has a relatively short operating history in the technology services industry, which is competitive and continuously evolving, subject to rapidly changing demands and constant technological developments. As a result, success and performance metrics are difficult to predict and measure. Since services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model and its results of operations, it can be difficult to predict how any company’s services, including ours, will be received in the market.

While many Fortune 1000 enterprises, including our clients, have been willing to devote significant resources to incorporate emerging technologies and related market trends into their business models, they may not continue to spend any significant portion of their budgets on services like those provided by us in the future. Neither our past financial performance nor the past financial performance of any other company in the technology services industry is indicative of how we will fare financially in the future. Our future profits may vary substantially from those of other companies and our past profits, making an investment in us risky and speculative. If clients’ demand for our services declines as a result of economic conditions, market factors or shifts in the technology industry, our business, financial condition and results of operations would be adversely affected.

We may be unable to effectively manage its growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

Continued growth and expansion may increase the challenges we face in recruiting, training and retaining sufficiently skilled professionals and management personnel, maintaining effective oversight of personnel and delivery centers, developing financial and management controls, coordinating effectively across geographies and business units, and preserving its culture and values. Failure to manage growth effectively could have a material adverse effect on the quality of the execution of our engagements, our ability to attract and retain Information Technology (IT) professionals, as well as our business, financial condition and results of operations.

In addition, as we increase the size and complexity of projects that we undertake with clients, add new delivery sites, introduce new services or enter into new markets, we may face new market, technological, operational, compliance and administrative risks and challenges, including risks and challenges unfamiliar to us. We may not be able to mitigate these risks and challenges to achieve our anticipated growth or successfully execute large and complex projects, which could materially adversely affect our business, prospects, financial condition and results of operations.

Our revenues are highly dependent on a limited number of clients and industries that are affected by seasonal trends, and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.

We generate a significant portion of our revenues from our largest clients and have a limited client base of fewer than 40 total revenue generating clients. For example, we generated approximately 84% and 86% of our revenue from our 10 largest clients during the three months ended June 30, 2020 and 2019, respectively, and approximately 84% and 89% during the six months ended June 30, 2020 and 2019, respectively. Our three largest clients each accounted for 10% or more of our revenue during the three and six months ended June 30, 2020 and 2019, and the year ended December 31, 2019. Since we derive substantially all of our revenue through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in two specific industry verticals: technology and retail. Our growth largely depends on continued demand for our services from clients in these two industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.

Our business is also subject to seasonal trends that impact our revenues and profitability between quarters, largely driven by the U.S. retail cycle, which drives the behavior of a significant portion of our clients, and the timing of holidays in the countries in which we operate. Excluding the impact of growth in our book of business, we have historically recorded higher revenue and gross profit in the second and third quarters of each year compared to the first and fourth quarters of each year. The Christmas holiday season in Russia and Ukraine, for example, falls in the first quarter of the calendar year, resulting in reduced activity and billable hours. In addition, many of our retail sector clients tend to slow their discretionary spending during the holiday sale season, which typically lasts from late November (before Thanksgiving) through late December (after Christmas). Such seasonal trends may cause reductions in our profitability and profit margins during periods affected.

A reduction in demand for our services and solutions caused by seasonal trends, downturns in any of our targeted industries, a slowdown or reversal of the trend to outsource IT services in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing may result in a decrease in the demand for our services and could have a material adverse effect on our business, financial condition and results of operations. In addition to the potential impact of these seasonal trends, the global pandemic of the novel coronavirus COVID-19 pandemic has had adverse effects on the retail industry, which could lead to additional adverse effects on our business.

The impact of the COVID-19 pandemic has and may continue to affect our stock price, business operations, and overall financial performance.

In December 2019, a novel coronavirus COVID-19 was reported in China, and in March 2020, the World Health Organization declared it a pandemic. This contagious disease pandemic has continued to spread across the globe and is impacting worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. In response to this global pandemic, local, state, and federal governments have been prompted to take unprecedented steps that include, but not limited to, travel restrictions, closure of businesses, social distancing, and quarantines.

The COVID-19 pandemic is currently impacting and will impact our sales and revenue in the near term. From March 2020 onwards, we started witnessing the impacts of the COVID-19 pandemic to our revenues, largely as a consequence of the impacts of the pandemic to the business conditions at some of our customers’ operations. The impacts have been more pronounced at our customers exposed to the retail segment as they depend on consumer spending and their ability to keep their stores open for customers. While the impact is more pronounced at our retail business, the impacts to other segments of our business have largely been determined by customer-specific dynamics. Examples of the COVID-19 pandemic’s impact to our business have included a temporary scale back to our personnel on projects, our customers placing projects and SOWs on temporary hold, and request for longer payment terms. Additionally, because more people are working remotely, we face increased cyber threats that may affect our systems and networks or those of our clients and contractors, and we anticipate the potential for increased costs to maintain and help secure our infrastructure and data.

There are no comparable recent events which may provide guidance as to the effect of the spread and the ultimate impact of the COVID-19 pandemic. Consequently, the magnitude of impact to our business and duration of impact is uncertain and difficult to reasonably estimate at this time. Furthermore, the heightened uncertainty and diminished visibility has reduced our ability to forecast our business.

We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. Although the COVID-19 pandemic has placed several restrictions in movement, resulting in the majority of our employees being unable to be present at client locations or attend our office locations, we have been successful in transitioning the majority of our workforce to work remotely. This has resulted in minimal disruption in our ability to deliver services to our customers.

In the three months ended March 31, 2020, we took an allowance of $0.9 million for doubtful accounts due to risks posed by the COVID-19 pandemic on our customers’ ability to make payments. We continue to be engaged with all our customers regarding their ability to fulfill their payment obligations. In the three months ended June 30, 2020, we received payments from multiple customers, including some of the higher risk retail customers. After reassessing our risk profile with our customers’ ability to fulfill their payment obligations, we have lowered our allowance of doubtful accounts from $0.9 million in the three months ended March 31, 2020 to $0.8 million in the three months ended June 30, 2020. We continue to review our accounts receivable on a regular basis and have put in place incremental processes to ensure payments from our customers.

Our revenues are highly dependent on clients primarily located in the U.S. Any economic downturn in the U.S. or disruptions in the credit markets may have a material adverse effect on our business, financial condition and results of operations.

The IT services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. We derive nearly all of our revenues from clients in the U.S. In the event of an economic downturn in the U.S., our existing and prospective clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and may have a material adverse effect on our business, financial condition and results of operations. In addition, if a disruption in the credit markets were to occur, it could pose a risk to our business if clients or vendors are unable to obtain financing to meet payment or delivery obligations to us or if we are unable to obtain necessary financing. The global pandemic of the COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small, medium as well as large-sized businesses. Any economic downturn resulting from the COVID-19 pandemic and preventative measures taken by governments and private business worldwide could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. Although the U.S. government and others throughout the world have or have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether government actions will successfully avert or mitigate any economic downturn.

We face intense competition.

The market for technology and IT services is highly competitive and subject to rapid change and evolving industry standards and we expect competition to persist and intensify. We face competition from offshore IT services providers in other outsourcing destinations with low wage costs such as India and China and other Central and Eastern Europe (CEE) countries, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Industry clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which could reduce our revenues to the extent that our clients obtain services from competing companies. Industry clients may prefer IT services providers that have more locations or that are based in countries that are more cost-competitive, stable and/or secure than some of the emerging markets in which we operate.

Our primary competitors include IT service providers such as EPAM Systems, Inc., Globant S.A. and Endava plc; global consulting and traditional IT services companies, such as Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation and Tata Consultancy Services Limited; and in-house development departments of our clients. Many of our present and potential competitors have substantially greater financial, marketing and technical resources, and name recognition than us. Therefore, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of technology and IT services and we may be unable to retain our clients while competing against such competitors. Increased competition as well as our inability to compete successfully may have a material adverse effect on our business and results of operations.

Our ability to generate and retain business depends on our reputation.

Since our business involves providing tailored services and solutions to clients, we believe that our corporate reputation is a significant factor when an existing or prospective client is evaluating whether to engage our services as opposed to those of our competitors. In addition, we believe that our brand name and reputation also play an important role in recruiting, hiring and retaining highly skilled personnel.

However, our brand name and reputation is potentially susceptible to damage by factors beyond our control, including actions or statements made by current or former clients and employees, competitors, vendors, adversaries in legal proceedings, government regulators and the media. There is a risk that negative information about us, even if untrue, could adversely affect our business. Any damage to our reputation could be challenging to repair, could make potential or existing clients reluctant to select us for new engagements, could adversely affect our recruitment and retention efforts, and could also reduce investor confidence.

Our failure to successfully attract, hire, develop, motivate and retain highly skilled personnel could materially adversely affect our business, financial condition and results of operations.

Our continued growth and success and operational efficiency is dependent on our ability to attract, hire, develop, motivate and retain highly skilled personnel, including IT engineers and other technical personnel, in the geographically diverse locations in which we operate. Competition for highly skilled IT professionals can be intense in the regions in which we operate, and we may experience significant employee attrition rates due to such competition. While our management targets a voluntary attrition rate no higher than low-twenties percentages, the significant market demand for highly skilled IT personnel and competitors’ activities may induce our qualified personnel to leave and make it more difficult for us to recruit new employees with suitable knowledge, experience and professional qualifications. Failure to attract, hire, develop, motivate and retain personnel with the skills necessary to serve our clients could decrease our ability to meet and develop ongoing and future business and could materially adversely affect our business, financial condition and results of operations.

Our success depends substantially upon the continuing efforts of our senior executives and key employees, and our business may be severely disrupted if we lose their services.

Our success depends substantially upon the continued services of our senior executives and other key employees. If we lose the services of one or more of such senior executives or key employees, our business operations can be disrupted, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

Failure to adapt to rapidly changing technologies, methodologies and evolving industry standards may have a material adverse effect on our business, financial condition and results of operations.

We operate in an industry characterized by rapidly changing technologies, methodologies and evolving industry standards. Our future success depends in part upon our ability to anticipate developments in our industry, enhance our existing services and to develop and introduce new services to keep pace with such changes and developments and to meet changing client needs.

Development and introduction of new services and products is expected to become increasingly complex and expensive, involve a significant commitment of time and resources, and subject to a number of risks and challenges, including:

●	difficulty or cost in updating services, applications, tools and software and to develop new services quickly enough to meet clients’ needs;

●	difficulty or cost in making some features of software work effectively and securely over the Internet or with new or changed operating systems;

●	difficulty or cost in updating software and services to keep pace with evolving industry standards, methodologies, regulatory and other developments in the industries where our clients operate; and

●	difficulty or cost in maintaining a high level of quality as we implement new technologies and methodologies.

We may not be successful in anticipating or responding to these developments in a timely manner, and even if we do so, the services, technologies or methodologies we develop or implement may not be successful in the marketplace. Furthermore, services, technologies or methodologies that are developed by competitors may render our services non-competitive or obsolete. Our failure to adapt and enhance our existing services and to develop and introduce new services to promptly address the needs of our clients may have a material adverse effect on our business, financial condition and results of operations.

Security breaches, system failures or errors, and other disruptions to network security could result in disclosure of confidential information and expose us to liability, which would cause our business and reputation to suffer.

We often have access, or are required, to collect, process, transmit and store sensitive or confidential client and customer data, including intellectual property, proprietary business information of Grid Dynamics and our clients, and personally identifiable information of our clients, customers, employees, contractors, service providers, and others. We use our data centers and networks, and certain networks and other facilities and equipment of our contractors and service providers, for these purposes. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks and disruptions by hackers or other third parties or otherwise may be breached due to human error, phishing attacks, social engineering, malfeasance or other disruptions. Any such breach or disruption could compromise our data centers, networks and other equipment and the information stored or processed there could be accessed, disclosed, altered, misappropriated, lost or stolen. In addition, any failure or breach of security in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition or disclosure of sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if Grid Dynamics’ and our contractors’ networks and other facilities and equipment were not compromised.

Our contractors and service providers face similar risks with respect to their facilities and networks used by us, and they also may suffer outages, disruptions, and security incidents and breaches. Breaches and security incidents suffered by Grid Dynamics and our contractors and service providers may remain undetected for an extended period. Any such breach, disruption or other circumstance leading to loss, alteration, misappropriation, or unauthorized use, access, acquisition, or disclosure of sensitive or confidential client or customer data suffered by Grid Dynamics or our contractors or service providers, or the perception that any may have occurred, could expose us to claims, litigation, and liability, regulatory investigations and proceedings, cause us to lose clients and revenue, disrupt our operations and the services provided to clients, damage our reputation, cause a loss of confidence in our products and services, require us to expend significant resources to protect against further breaches and to rectify problems caused by these events, and result in significant financial and other potential losses.

Our errors and omissions insurance covering certain damages and expenses may not be sufficient to compensate for all liability. Although we maintain insurance for liabilities incurred as a result of certain security-related damages, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Undetected software design defects, errors or failures may result in loss of business or in liabilities that could have a material adverse effect on our reputation, business and results of operations.

Our services involve developing software solutions for our clients and we may be required to make certain representations and warranties to our clients regarding the quality and functionality of our software. Given that our software solutions have a high degree of technological complexity, they could contain design defects or errors that are difficult to detect or correct. We cannot provide assurances that, despite testing by us, errors or defects will not be found in our software solutions. Any such errors or defects could result in litigation, other claims for damages against us, the loss of current clients and loss of, or delay in, revenues, loss of market share, a failure to attract new clients or achieve market acceptance, diversion of development resources, increased support or service costs, as well as reputational harm and thus could have a material adverse effect on our reputation, business and results of operations.

Failure to successfully deliver contracted services or causing disruptions to clients’ businesses may have a material adverse effect on our reputation, business, financial condition and results of operations.

Our business is dependent on our ability to successfully deliver contracted services in a timely manner. Any partial or complete failure of our equipment or systems, or any major disruption to basic infrastructure like power and telecommunications in the locations in which we operate, could impede our ability to provide adequate services to our clients. In addition, if our professionals make errors in the course of delivering services to our clients or fail to consistently meet the service requirements of a client, these errors or failures could disrupt the client’s business. Any failure to successfully deliver contracted services or causing disruptions to a client’s business, including the occurrence of any failure in a client’s system or breach of security relating to the services provided by us, may expose us to substantial liabilities and have a material adverse effect on our reputation, business, financial condition and results of operations.

Additionally, our clients may perform audits or require us to perform audits and provide audit reports with respect to the controls and procedures that we use in the performance of services for our clients. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner, with respect to our controls and procedures in connection with any such audit. We could also incur liability if our controls and procedures, or the controls and procedures we manage for a client, were to result in an internal control failure or impair our client’s ability to comply with its own internal control requirements. If we or our partners fail to meet Grid Dynamics’ contractual obligations or otherwise breach obligations to Grid Dynamics’ clients, we could be subject to legal liability, which may have a material and adverse effect on our revenues and profitability.

We rely on software, hardware and SaaS technologies from third parties that may be difficult to replace or that may cause errors or defects in, or failures of, our services or solutions.

We rely on software and hardware from various third parties as well as hosted SaaS applications from third parties to deliver our services and solutions. If any of these software, hardware or SaaS applications become unavailable due to loss of license, extended outages, interruptions, such as adverse impacts from the COVID-19 pandemic, or because they are no longer available on commercially reasonable terms, there may be delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could increase our expenses or otherwise harm our business. Furthermore, any errors or defects in or failures of third-party software, hardware or SaaS applications could result in errors or defects in or failures of our services and solutions, which could be costly to correct and have an adverse effect on our reputation, business, financial condition and results of operations.

Existing insurance coverage and limitation of liability provisions in service contracts may be inadequate to protect us against losses.

We maintain certain insurance coverage, including professional liability insurance, director and officer insurance, property insurance for certain of our facilities and equipment, and business interruption insurance for certain of our operations. However, we do not insure for all risks in our operations and if any claims for injury are brought against us, or if we experience any business disruption, litigation or natural disaster, we might incur substantial costs and diversion of resources.

Most of the agreements we have entered into with our clients require us to purchase and maintain specified insurance coverage during the terms of the agreements, including commercial general insurance or public liability insurance, umbrella insurance, product liability insurance, and workers’ compensation insurance. Some of these types of insurance are not available on reasonable terms or at all in some countries in which we operate.

Our liability for breach of our obligations is in some cases limited under client contracts. Such limitations may be unenforceable or otherwise may not protect us from liability for damages. In addition, our existing contracts may not limit certain liabilities, such as claims of third parties for which we may be required to indemnify our clients. The successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could materially adversely affect our business, financial condition and results of operations. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees.

If we are not able to maintain an effective system of internal control over financial reporting, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price. A material weakness has been identified in our internal controls over financial reporting and while we have been taking steps to remediate this weakness, we cannot provide assurances that a current material weakness or additional material weaknesses or significant deficiencies will not occur in the future.

Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us. Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting when we cease qualifying as an “emerging growth company” pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”). If we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

We have identified a material weakness in our internal control over financial reporting that remains unremediated. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Subsequent to the original issuance of the private company financial statements for the year ended December 31, 2018, we identified balances that were accounted for or presented incorrectly under U.S. GAAP relating to stock-based compensation, and the presentation of retention bonuses and depreciation on the consolidated statement of income and comprehensive income.

The material weakness identified was a lack of sufficient resources with appropriate depth and experience to interpret complex accounting guidance and prepare financial statements and related disclosures in accordance with U.S. GAAP.

We were not required to perform an evaluation of internal control over financial reporting as of December 31, 2018 and 2017 in accordance with the provisions of the Sarbanes-Oxley Act as we were then a private company. Had such an evaluation been performed, additional control deficiencies may have been identified by our management, and those control deficiencies could have also represented one or more material weaknesses.

We have taken steps to enhance our internal control environment, including hiring a new Chief Financial Officer in December 2019, hiring a Global Controller, and hiring additional qualified accounting and financial reporting personnel, and implementing and maintaining a new ERP system, which we believe will enhance our internal control over financial reporting. Once all key hires in the finance function are in place, Grid Dynamics also plans to take additional steps to remediate the material weakness by integrating them into its process of implementing and enhancing key controls over financial reporting and conducting technical accounting training of key financial and accounting staff members involved in preparation and review of financial reporting and interpretation of technical accounting guidance. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take.

Our global business, especially in CIS and CEE countries, exposes it to significant legal, economic, tax and political risks.

We have significant operations in certain emerging market economies, which creates legal, economic, tax and political risks. Risks inherent in conducting international operations include:

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

The legal systems of Russia, Ukraine, Poland and Serbia, where we have significant operations, are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in Russia, Ukraine, Poland and Serbia will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.

The banking and other financial systems in certain CIS and CEE countries that we operate remain subject to periodic instability and generally do not meet the banking standards of more developed markets. A financing crisis or the bankruptcy or insolvency of banks through which we receive, or with which we hold, funds may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business and financial condition.

Furthermore, the emergence of new or escalated tensions in CIS and CEE countries, including the conflict with Russia in connection with the ongoing crisis in Ukraine, allegations of the Russian government interference in the 2016 U.S. presidential elections and state-sponsored cyberattacks, could further exacerbate tensions between such countries and the U.S. Such tensions, concerns regarding information security, and potential imposition of additional sanctions by the U.S. and other countries may discourage existing or prospective clients to engage our services, have a negative effect on our ability to develop or maintain our operations in the countries where we currently operate, and disrupt our ability to attract, hire and retain employees. The occurrence of any such event may have a material adverse effect on our business, financial condition and results of operations.

The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken by governments and private businesses to attempt to contain and treat the disease. Any prolonged shut down of a significant portion of global economic activity or downturn in the global economy, along with any adverse effects on industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.

Our effective tax rate could be materially adversely affected by several factors.

We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by, or allocated to, the various jurisdictions in which we operate that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in multiple jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. In particular, there have been significant changes to the taxation systems in CEE countries in recent years as the authorities have gradually replaced or introduced new legislation regulating the application of major taxes such as corporate income tax, value-added tax, corporate property tax, personal income taxes and payroll taxes. Furthermore, any significant changes to the Tax Cuts and Jobs Act (“U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our effective tax rate.

The determination of our provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by authorities in various jurisdictions. If a tax authority in any jurisdiction reviews any of our tax returns and proposes an adjustment, including a determination that the transfer prices and terms we have applied are not appropriate, such an adjustment could have an adverse effect on our business.

We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheets, and otherwise affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders and increase the complexity, burden and cost of tax compliance.

There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.

Certain of our personnel are retained as independent contractors. The criteria to determine whether an individual is considered an independent contractor, or an employee are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations.

Globally mobile employees may potentially create additional tax liabilities for us in different jurisdictions.

In performing services to clients, our employees may be required to travel to various locations. Depending on the length of the required travel and the nature of employees’ activities the tax implications of travel arrangements vary, with generally more extensive tax consequences in cases of longer travel. Such tax consequences mainly include payroll tax liabilities related to employee compensation and, in cases envisaged by international tax legislation, taxation of profits generated by employees during their time of travel.

We have internal procedures, policies and systems, including an internal mobility program, for monitoring our tax liabilities arising in connection with the business travel. However, considering that the tax authorities worldwide are paying closer attention to global mobility issues, our operations may be adversely affected by additional tax charges related to the activity of our mobile employees.

Loss of taxation benefits related to our employment-related taxes that are enjoyed in Russia could have a negative impact on our operating results and profitability.

The Russian government provides qualified Russian IT companies with substantial tax benefits through a reduced social contribution charge rate program. This program resulted in savings for us of approximately $2.3 million in the fiscal year ended December 31, 2019, $2.1 million in the fiscal year ended December 31, 2018, and approximately $2.0 million in the fiscal year ended December 31, 2017. However, the reduced tax rates for social contributions (16% in total) are a temporary measure. In 2016, application of reduced rates was prolonged until 2023, after which the Russian government may take the decision to gradually increase the tax rates. If the Russian government were to change its favorable treatment of Russian IT companies by modifying or repealing its current favorable tax measures, or if we become ineligible for such favorable treatment, it would significantly impact our financial condition and results of operations.

Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates.

Our functional currency, as well as the functional currency of all of our subsidiaries, is the U.S. dollar. However, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three months ended June 30, 2020, approximately 13%, 10% and 11% of our $25.6 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively, compared to 22%, 13%, and 12%, of our $22.0 million for the three months ended June 30, 2019. During the six months ended June 30, 2020, approximately 16%, 11% and 10% of our $65.0 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively, compared to 22%, 13%, and 12% of our $44.5 million, for the six months ended June 30, 2019. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rate Risk” for more information about our exposure to foreign currency exchange rates.

We may be exposed to liability for actions taken by its subsidiaries.

In certain cases, we may be jointly and severally liable for obligations of our subsidiaries. We may also incur secondary liability and, in certain cases, liability to creditors for obligations of our subsidiaries in certain instances involving bankruptcy or insolvency.

In particular, under Article 53, Part 1 of the Russian Civil Code, a “controlling person” of a legal entity may be held directly liable for losses that the entity suffers because of his or her “fault,” and any agreement that seeks to limit or waive such liability will not be valid. Generally, a controlling person is anyone who holds the power to determine the entity’s actions, including the right to direct the actions of officers or executives. When a controlling person causes losses, officers and executives may all be held jointly and severally liable (a parent entity may also be held jointly liable with a subsidiary for actions directed by the parent or made with its consent). Liability may also apply to stockholders or controlling persons when the company is a foreign legal entity but conducts its business primarily in Russia.

Further, an effective parent is secondarily liable for an effective subsidiary’s debts if the effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of the effective parent. In these instances, the other stockholders of the effective subsidiary may claim compensation for the effective subsidiary’s losses from the effective parent that caused the effective subsidiary to take action or fail to take action, knowing that such action or failure to take action would result in losses. We could be found to be the effective parent of the subsidiaries, in which case we could become liable for their debts, which could have a material adverse effect on our business, financial condition and results of operations or prospects.

Our profitability may suffer if we are unable to maintain our resource utilization and productivity levels, which occurred in the second quarter of fiscal year 2020.

As most of our client projects are performed and invoiced on a time and materials basis, our management tracks and projects billable hours as an indicator of business volume and corresponding resource needs for IT professionals. To maintain our gross profit margins, we must effectively utilize our IT professionals, which depends on our ability to:

●	integrate and train new personnel;

●	efficiently transition personnel from completed projects to new assignments;

●	forecast customer demand for services; and

●	deploy personnel with appropriate skills and seniority to projects.

If we experience a slowdown or stoppage of work for any client, or on any project for which we has dedicated personnel or facilities, including any adverse impacts from the COVID-19 pandemic, which occurred in the second quarter 2020, we may be unable to reallocate these personnel or assets to other clients and projects to keep their utilization and productivity levels high. If we are unable to maintain appropriate resource utilization levels, our profitability may suffer.

If we are unable to accurately estimate the cost of service or fail to maintain favorable pricing for its services, our contracts may be unprofitable.

In order for our contracts to be profitable, we must be able to accurately estimate our costs to provide the services required by the applicable contract and appropriately price our contracts. Such estimates and pricing structures used by us for our contracts are highly dependent on internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange volatility) and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Due to the inherent uncertainties that are beyond our control, we may underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In select cases, we also offer volume discounts once a client reaches certain contractual spend thresholds, which may lower the reference price for a client or result in a loss of profits if we do not accurately estimate the amount of discounts to be provided. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of our contracts, including those caused by factors outside our control, could make these contracts less profitable or unprofitable.

We face risks associated with having a long selling and implementation cycle for our services that require significant resource commitments prior to realizing revenues for those services.

We have a long selling cycle for our services, which requires us to expend substantial time and resources to educate clients on the value of our services and our ability to meet their requirements. In certain cases, we may begin work and incur costs prior to executing a contract. Our selling cycle is subject to many risks and delays over which we have little or no control, including the clients’ decisions to choose alternatives to our services (such as other IT services providers or in-house resources) and the timing of clients’ budget cycles and approval processes. Therefore, selling cycles for new clients can be especially unpredictable and we may fail to close sales with prospective clients to whom we have devoted significant time and resources. Any significant failure to generate revenues or delays in recognizing revenues after incurring costs related to sales or services processes could have a material adverse effect on our business, financial condition and results of operations.

Failure to obtain engagements for and effectively manage increasingly large and complex projects may have an adverse effect on our business, financial condition and results of operations.

Our operating results are dependent on the scale of our projects and the prices we are able to charge for our services. In order to successfully perform larger and more complex projects, we need to establish and maintain effective, close relationships with our clients, continue high levels of client satisfaction and develop a thorough understanding of our clients’ needs. We may also face a number of challenges managing larger and more complex projects, including:

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

There is no guarantee that we may be able to overcome such challenges. In addition, large and complex projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. Our failure to successfully obtain engagements for and effectively manage large and complex projects may have an adverse effect on our business, financial condition and results of operations.

Increases in compensation expenses, including stock-based compensation expenses, could prevent us from sustaining competitive advantage and result in dilution to stockholders.

Wages and other compensation costs in the countries in which we maintain significant operations are lower than comparable wage costs in more developed countries. Wage inflation could increase our cost of services as well as selling, general and administrative expenses and reduce our profitability.

In addition, we have granted certain equity-based awards under our equity incentive plans and expects to continue doing so. For the three months ended June 30, 2020 and 2019, Grid Dynamics recorded $3.7 million and $0.2 million, respectively, of stock-based compensation expense related to the grant of options. For the six months ended June 30, 2020 and 2019, Grid Dynamics recorded $8.5 million and $1.9 million, respectively, of stock-based compensation expense related to the grant of options. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. The issuance of equity-based compensation may also result in dilution to stockholders.

Failure to collect receivables from, or bill for unbilled services to, clients may have a material adverse effect on our results of operations and cash flows.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe for work performed. We usually bill and collect such amounts on relatively short cycles and maintain allowances for doubtful accounts. However, actual losses on client balances could differ from those that we anticipate and, as a result, we might need to adjust our allowances.

There is no guarantee that we will accurately assess the creditworthiness of our clients. If clients suffer financial difficulties, it could cause them to delay payments, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations, which has happened as a result of the COVID-19 pandemic. Given the risks associated with the pandemic at some of our customers and their ability to fulfill their payment obligations, we took an allowance with our accounts receivables in both the first and second quarters of 2020, and reserved a total amount of $0.9 million and $0.8 million in the first and second quarters for allowance of doubtful accounts, respectively. We review our accounts receivable on a regular basis and have put in place incremental processes to ensure payments from our customers.

In addition, some of our clients may delay payments due to changes in internal payment procedures driven by rules and regulations to which they are subject. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect contracted revenues. If we are unable to meet our contractual requirements, we may experience delays in collection of or inability to collect accounts receivable. If this occurs, our results of operations and cash flows could be materially adversely affected.

We may need additional capital and a failure to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance its service offerings to respond to market demand or competitive challenges.

We may require additional cash resources due to changed business conditions or other future developments. If existing resources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including investors’ perception of, and demand for, securities of IT services companies, conditions in the capital markets in which we may seek to raise funds, our future results of operations and financial condition, and general economic and political conditions. Financing may not be available in amounts or on terms acceptable to us, or at all, which could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.

War, terrorism, other acts of violence, or natural or manmade disasters may affect the markets in which we operate, our clients and our service delivery.

Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic. Such events may cause clients to delay their decisions on spending for the services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.

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

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock and warrants less attractive to investors.

We are currently a “smaller reporting company,” because ChaSerg Technology Acquisition Corp. (“ChaSerg”), our legal acquirer, was not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and had a public float of less than $250 million and annual revenues of less than $100 million during ChaSerg’s most recently completed fiscal year. In the event that we are still considered a smaller reporting company at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock and warrants.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If no analysts commence coverage of us, the market price and volume for our common stock and warrants could be adversely affected.

Risks Related to Government Regulations

Failure to comply with privacy and data protection laws and regulations could lead to government enforcement actions, private litigation and adverse publicity.

We receive, store and process personal information and other data from and about customers in addition to our employees and contractors. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and may be deemed to be subject to industry standards, including certain industry standards that we undertake to comply with. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

For example, the European Union has implemented the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. The GDPR has a significant impact on how businesses can collect and process the personal data of individuals in the European Economic Area (“EEA”). The regulation includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon model contractual clauses approved by the European Commission. These model clauses have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for its transfer and receipt of personal data from the EEA. We are in the process of assessing the “Schrems II” decision issued by the Court of Justice of the European Union on July 16, 2020, and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition, California has enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. The California Consumer Privacy Act (“CCPA”) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. After going into effect on January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information and allow for a new cause of action for data breaches. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data. For example, under Russian law, all data operators collecting personal data of Russian citizens through electronic communications, including the Internet, must comply with Russian laws regulating the local storage of such data in databases located in the territory of Russia. This law applies not only to local data controllers but also to data controllers established outside Russia to the extent they gather personal data relating to Russian nationals through websites aimed at the territory of Russia.

We have been undertaking measures in an effort to comply with the GDPR, CCPA and other applicable privacy and data protection laws and regulations, and complying with these laws and regulations may require us to incur substantial operational costs and to require its data handling practices. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to Gus may limit the use and adoption of our products and solutions, alter the way we conduct business and/or could otherwise have a material adverse impact on our results of operations. For example, we may find it necessary to establish systems to maintain data originated in certain jurisdictions within those jurisdictions, which may involve substantial expense and distraction from other aspects of our business. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us, may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

Any failure or perceived failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data protection, data security, marketing or client communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, data security, marketing, consumer communications and information security in the U.S., the European Union, Russia and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation or enforcement of existing laws or regulations could impair our ability to develop and market new services and maintain and grow our client base and increase revenue.

We are subject to laws and regulations restricting our operations, including export restrictions, economic sanctions and the Foreign Corrupt Practices Act and similar anti-corruption laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures.

Our operations are subject to laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control (“OFAC”) or other international economic sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and other laws concerning our international operations. The FCPA’s foreign counterparts contain similar prohibitions, although varying in both scope and jurisdiction. We operate in many parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.

We are currently in the process of developing and implementing formal controls and procedures to ensure that we are in compliance with the FCPA, OFAC sanctions, and similar sanctions, laws and regulations. The implementation of such procedures may be time consuming and expensive and could result in the discovery of issues or violations with respect to the foregoing by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware.

We may not be completely effective in ensuring our compliance with all such applicable laws, which could result in us being subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. Likewise, any investigation of any potential violations of such laws by the U.S. or other jurisdictions could also have an adverse impact on our reputation, business, financial condition and results of operations.

Changes to the U.S. administration’s fiscal, political, regulatory and other policies may adversely affect our business, financial condition and results of operations.

Recent events, including the policies introduced by the current U.S. presidential administration, have resulted in substantial regulatory uncertainty regarding international trade and trade policy. For example, the current U.S. presidential administration has called for substantial changes to trade agreements, has increased tariffs on certain goods imported into the U.S. and has raised the possibility of imposing significant, additional tariff increases. The announcement of unilateral tariffs on imported products by the U.S. has triggered retaliatory actions from certain foreign governments, including China and Russia, and may trigger retaliatory actions by other foreign governments, potentially resulting in a “trade war.” While we cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for our services, sales and clients and affect the economies of the U.S. and various countries, having an adverse effect on our business, financial condition and results of operations.

Negative publicity about offshore outsourcing or anti-outsourcing legislation and restriction on immigration may have an adverse effect on our business.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the U.S., which is our largest source of revenues. Many organizations and public figures in the U.S. and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT services providers and the loss of jobs in their home countries. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the U.S.. A number of U.S. states have passed legislation that restricts state government entities from outsourcing certain work to offshore IT services providers. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain business visas. In addition, current or prospective clients may be discouraged from transferring services to providers that utilize offshore delivery centers such as us to avoid any negative perceptions that may be associated with using an offshore provider or for data privacy and security concerns. As a result, our ability to service our clients could be impaired and we may not be able to compete effectively with competitors that operate primarily from within the countries in which our clients operate. Any such slowdown or reversal of the existing industry trends toward offshore outsourcing may have a material adverse effect on our business, financial condition and results of operations.

Our subsidiaries in CEE can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.

We operate in CEE primarily through locally organized subsidiaries. Certain provisions of local laws may allow a court to order liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations. If a company fails to comply with certain requirements including those relating to minimum net assets, governmental or local authorities can seek the involuntary liquidation of such company in court, and the company’s creditors will have the right to accelerate their claims or demand early performance of the company’s obligations as well as demand compensation for any damages. If involuntary liquidation of any of our subsidiaries were to occur, such liquidation could materially adversely affect our financial condition and results of operations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are, and will be, required to comply with certain SEC and other legal requirements. Continued compliance with, and monitoring of, applicable laws and regulations can be difficult, time consuming and costly.

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

Risks Associated with Intellectual Property

We may not be able to prevent unauthorized use of our intellectual property and our intellectual property rights may not be adequate to protect its business, financial condition and results of operations.

Our success largely depends on methodologies, practices, tools and technical expertise and other intellectual property that we use in designing, developing, implementing and maintaining our services and solutions. We rely upon a combination of nondisclosure, confidentiality, assignment of invention and other contractual arrangements as well as trade secret, patent, copyright and trademark laws to protect our intellectual property rights. We may also rely on litigation to enforce our intellectual property rights and contractual rights.

The nondisclosure and confidentiality agreements that we enter into with our employees, independent contractors, vendors and clients in order to protect our proprietary information may not provide meaningful protection against unauthorized use, misappropriation or disclosure for trade secrets, know-how or other proprietary information and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better methods than us. Policing unauthorized use of such proprietary information is difficult and expensive. We may not be able to deter current and former employees, contractors, vendors, clients and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringing on our intellectual property rights.

In addition, our current and former employees or contractors could challenge our exclusive rights in the intellectual property they have developed in the course of their employment. In Russia and certain other countries in which we operate, an employer is deemed to own the copyright in works created by its employees during the course, and within the scope, of their employment, but the employer may be required to satisfy additional legal requirements in order to make further use and dispose of such works. While we believe that we have complied with all such requirements and have fulfilled all requirements necessary to acquire all rights in intellectual property developed by our contractors and subcontractors, these requirements are often ambiguously defined and enforced.

Implementation of intellectual property-related laws in CIS and CEE countries in which we operate has historically been lacking and there is no assurance that we will be able to enforce or defend our rights under our non-disclosure, confidentiality or assignment of invention agreements or that protection of intellectual property rights in such countries will be as effective as that in the U.S. Any litigation relating to our intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

Due to the foregoing reasons, we cannot guarantee that we will be successful in maintaining existing or obtaining future intellectual property rights or registrations, be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce and protect our rights, or that any such steps will be successful. We can also neither guarantee that we have taken all necessary steps to enforce our intellectual property rights in each jurisdiction in which we operate nor that the intellectual property laws of any jurisdiction in which we operate are adequate to protect our interest or that any favorable judgment obtained by us with respect thereto will be enforced in the courts. Unauthorized use by third parties of, or other failure to protect, our intellectual property, including the costs of enforcing intellectual property rights, could have a material adverse effect on our business, financial condition and results of operations.

We may face intellectual property infringement claims that could be time-consuming and costly to defend and failure to defend against such claims may have a material adverse effect on our reputation, business, financial condition and results of operations.

Our success largely depends on our ability to use and develop our technology, tools, code, methodologies and services without infringing the intellectual property rights of third parties, including patents, copyrights, trade secrets and trademarks. We may be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties.

We typically indemnify clients who purchase our services and solutions against potential infringement of intellectual property rights, which subjects us to the risk of indemnification claims. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims and are often not subject to liability limits or exclusion of consequential, indirect or punitive damages. If any of these claims succeed, we may be forced to pay damages on behalf of our clients, redesign or cease offering our allegedly infringing services or solutions or obtain licenses for the intellectual property such services or solutions allegedly infringe. If we cannot obtain all necessary licenses on commercially reasonable terms, our clients may be forced to stop using our services or solutions.

The holders of patents and other intellectual property rights potentially relevant to our service offerings may make it difficult for us to acquire a license on commercially acceptable terms. Also, we may be unaware of intellectual property registrations or applications relating to our services that may give rise to potential infringement claims against us. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies.

Parties making infringement claims may be able to obtain an injunction to prevent us from delivering our services or using technology involving the allegedly infringing intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. A successful infringement claim against us, whether with or without merit, could, among other things, require us to pay substantial damages, develop non-infringing technology, or rebrand our name or enter into royalty or license agreements that may not be available on acceptable terms, if at all, and would require us to cease making, licensing or using products that have infringed a third party’s intellectual property rights. Protracted litigation could also result in existing or prospective clients deferring or limiting their purchase or use of our software product development services or solutions until resolution of such litigation or could require us to indemnify our clients against infringement claims in certain instances. Any intellectual property claims or litigation in this area, whether or not we ultimately win or lose, could damage our reputation and materially adversely affect our business, financial condition and results of operations.

Our use of open source software may lead to possible litigation, negatively affect sales and create liability.

We often incorporate software licensed by third parties under so-called “open source” licenses, which may expose us to liability and have a material impact on our software development services. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our client deliverables to conditions we do not intend, the terms of many open source licenses have not been interpreted by courts in relevant jurisdictions, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our clients’ ability to use the software that we develop for them and operate their businesses as they intend.

Therefore, there is a possibility that our clients could be subject to actions by third parties claiming that what we believe to be licensed open source software infringes such third parties’ intellectual property rights, and we would generally be required to indemnify our clients against such claims. In addition, in the event that portions of client deliverables are determined to be subject to an open source license, we or our clients could be required to publicly release the affected portions of source code or re-engineer all, or a portion of, the applicable software. Disclosing our proprietary source code could allow our clients’ competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for our clients. Furthermore, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Any of these events could create liability for us to our clients and damage our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers or other employees to us or our stockholders;

●	any action arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or amended and restated bylaws;

●	any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws; and

●	any other action asserting a claim that is governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware.

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

These market and industry factors may materially reduce the market price of our common stock and warrants, regardless of our operating performance.

As of June 30, 2020, approximately 48.5% of our outstanding common stock is held or beneficially owned by the Lock-up Stockholders. The concentration of beneficial ownership provides the Lock-up Stockholders with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by these significant stockholders may cause the market price of our common stock to drop significantly.

Approximately 48.5% of our outstanding common stock is held or beneficially owned by Automated Systems Holdings Limited, Teamsun Technology (HK) Limited, Beijing Teamsun Technology Co. Ltd., Benhamou Global Ventures, BGV Opportunity Fund LP, Renascia Fund B LLC, VLSK2019 LLC, Livschitz Children’s Charitable Trust, Victoria Livschitz Charitable Trust, O. Fox Charitable Trust, and GDD International Holdings Company (together, the “Lock-up Stockholders”) and approximately 14.6% of our outstanding common stock is held or beneficially owned by our directors and officers or persons affiliated with our directors and officers (including shares owned by the Lock-up Stockholders).

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

To the extent that the Lock-up Stockholders purchase additional shares of ours, the percentage of shares that will be held by them will increase, decreasing the percentage of shares that are held by public stockholders.

The Lock-up Stockholders have each agreed in lock-up letters dated as of the closing of the Business Combination not to sell or otherwise transfer their shares in Grid Dynamics during the period commencing from the closing and ending on the earlier of (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

In addition, the Sponsor and Cantor have entered into a side letter with us pursuant to which, among other things, each of the Sponsor and Cantor agreed to refrain from selling, transferring or otherwise disposing of up to 1,090,000 and 110,000 shares, respectively, of our common stock (such portion, the “Earnout Shares”) that it holds, until certain release events have been realized. Under the terms of the Side Letter, each of the Sponsor and Cantor will be able to sell or transfer one-third of its respective Earnout Shares upon the price of our common stock reaching a price of $12.00 per share, an additional one-third of its respective Earnout Shares upon the stock price reaching a price of $13.50 per share and the final one-third of its respective Earnout Shares upon the stock price reaching a price of $15.00 per share, in each case where such price targets were achieved for a minimum of 20 days out of a 30-day trading period during the applicable earn out period.

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

Our certificate of incorporation and bylaws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock and warrants. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

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

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock and warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Form of Salary Change Acknowledgment.	Form 8-K	10.1	7/6/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101,LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grid Dynamics Holdings, Inc.

Date: August 6, 2020	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)