Form 10-Q
period 2020-09-30
GRID DYNAMICS HOLDINGS, INC.
filed 2020-11-05
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 50,859,760 shares of Common Stock issued and outstanding.

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$126,526	$42,189
Accounts receivable, net of allowance of $418, and $20 as of September 30, 2020 and December 31, 2019	15,634	13,893
Unbilled receivables	2,063	5,036
Prepaid income taxes	1,130	308
Deferred transaction costs	—	1,878
Prepaid expenses and other current assets	2,486	2,711
Total current assets	147,839	66,015
Property and equipment, net	3,969	4,024
Intangible assets, net	—	18
Deferred income taxes	5,993	1,474
Total assets	$157,801	$71,531

Liabilities and equity
Current liabilities
Accounts payable	$518	$768
Accrued liabilities	612	1,188
Accrued compensation and benefits	5,685	5,337
Accrued income taxes	979	869
Other current liabilities	2	138
Total liabilities	7,796	8,300

Commitments and contingencies (Note 11)
Convertible preferred stock, no par value, 0 and 1,047,942 shares authorized and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	9,187

Stockholders’ equity (Note 8)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 50,859,760 and 21,644,392 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5	2
Additional paid-in capital	122,487	18,650
Retained earnings	27,513	35,392
Total stockholders’ equity	150,005	54,044
Total liabilities, convertible preferred stock, and stockholders’ equity	$157,801	$71,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$26,332	$31,422	$81,157	$86,325
Cost of revenue	15,178	17,626	51,799	50,754
Gross profit	11,154	13,796	29,358	35,571

Operating expenses
Engineering, research, and development	2,076	1,083	7,193	3,284
Sales and marketing	2,245	1,764	7,451	5,262
General and administrative	8,504	5,364	26,606	15,545
Total operating expenses	12,825	8,211	41,250	24,091

Income/(loss) from operations	(1,671)	5,585	(11,892)	11,480
Other income/(expenses), net	455	(89)	419	(172)

Income/(loss) before income taxes	(1,216)	5,496	(11,473)	11,308
Provision/(benefit) for income taxes	(99)	1,043	(3,594)	2,608
Net income/(loss) and comprehensive income/(loss)	$(1,117)	$4,453	$(7,879)	$8,700

Earnings/(loss) per share
Basic	$(0.02)	$0.20	$(0.18)	$0.40
Diluted	$(0.02)	$0.20	$(0.18)	$0.40

Weighted average shares outstanding
Basic	49,651	21,644	43,074	20,941
Diluted	49,651	22,692	43,074	21,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

Nine months ended September 30, 2020

	Temporary equity
	Convertible Preferred Stock		Common Stock		Additional paid-in	Retained	Total
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at December 31, 2019 (as previously reported)	622	$9,187	12,847	$8,117	$10,535	$35,392	$54,044
Conversion of stock	426	-	8,797	(8,115)	8,115	-	-
Balance at December 31, 2019, effect of reverse recapitalization (refer to Note 3)	1,048	$9,187	21,644	$2	$18,650	$35,392	$54,044
Net loss	-	-	-	-	-	(4,596)	(4,596)
Stock-based compensation	-	-	-	-	4,804	-	4,804
Merger recapitalization	(1,048)	(9,187)	1,048	1	9,187	-	9,188
Consideration paid to Grid shareholders	-	-	-	-	(123,865)	-	(123,865)
ChaSerg shares recapitalized, net of transaction costs of $4,142	-	-	28,088	2	204,323	-	204,325
Conversion of promissory note to common stock	-	-	53	-	530	-	530
Balance at March 31, 2020	-	$-	50,833	$5	$113,629	$30,796	$144,430
Net loss	-	-	-	-	-	(2,166)	(2,166)
Stock-based compensation	-	-	-	-	3,654	-	3,654
Exercise of stock options	-	-	6	-	59	-	59
Balance at June 30, 2020	-	$-	50,839	$5	$117,342	$28,630	$145,977
Net loss	-	-	-	-	-	(1,117)	(1,117)
Stock-based compensation	-	-	-	-	5,126	-	5,126
Exercise of stock options	-	-	6	-	19	-	19
Issuance of shares in connection with vested RSUs	-	-	15	-	-	-
Balance at September 30, 2020	-	$-	50,860	$5	$122,487	$27,513	$150,005

Nine months ended September 30, 2019

	Temporary equity
	Convertible Preferred Stock		Common Stock		Additional paid-in	Retained	Total
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at December 31, 2018 (as previously reported)	-	$-	12,000	$-	$8,794	$24,585	$33,379
Conversion of stock	-	-	8,217	2	(2)	-	-
Balance at December 31, 2018, effect of reverse recapitalization (refer to Note 3)	-	$-	20,217	$2	$8,792	$24,585	$33,379
Net income	-	-	-	-	-	712	712
Stock-based compensation	-	-	-	-	1,658	-	1,658
Balance at March 31, 2019	-	$-	20,217	$2	$10,450	$25,297	$35,749
Net income	-	-	-	-	-	3,535	3,535
Stock-based compensation	-	-	-	-	238	-	238
Issuance of common and preferred stock, net of $96 issuance costs	1,048	9,187	1,048	-	5,717	-	5,717
Exercise of stock options	-	-	379	-	1,700	-	1,700
Balance at June 30, 2019	1,048	$9,187	21,644	$2	$18,105	$28,832	$46,939
Net Income	-	-	-	-	-	4,453	4,453
Stock-based compensation	-	-	-	-	129	-	129
Balance of September 30, 2019	1,048	$9,187	21,644	$2	$18,234	$33,285	$51,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income/(loss)	$(7,879)	$8,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,896	1,681
Impairment of goodwill	—	139
Bad debt expense	398	—
Deferred income taxes	(4,519)	(41)
Stock-based compensation	13,584	2,025
Changes in assets and liabilities:
Accounts receivable	(2,139)	(97)
Unbilled receivables	2,973	(1,197)
Prepaid income taxes	(822)	(1,132)
Deferred transaction cost	—	(1,414)
Prepaid expenses and other current assets	10	(393)
Accounts payable	(250)	(137)
Accrued liabilities	(576)	(142)
Accrued compensation and benefits	348	2,308
Accrued income taxes	110	773
Other current liabilities	(136)	(257)
Net cash provided by operating activities	2,998	10,816

Cash flows from investing activities
Purchase of property and equipment	(1,607)	(2,099)
Net cash used in investing activities	(1,607)	(2,099)

Cash flows from financing activities
Cash received from ChaSerg	208,997	—
GDI shares redeemed for cash (net of cash received from exercise of accelerated options)	(123,865)	—
Equity issuance costs	(2,264)	—
Sales of common and preferred stock	—	14,904
Proceeds from exercises of stock options	78	1,700
Payments of dividends	—	(2,000)
Net cash provided by financing activities	82,946	14,604

Net increase in cash and cash equivalents	84,337	23,321
Cash and cash equivalents, beginning of period	42,189	17,862
Cash and cash equivalents, end of period	$126,526	$41,183

Cash paid for income taxes	$1,370	$3,828
Significant non-cash activities
Conversion of preferred stock to common stock	$9,187	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 — Background and nature of operations

Grid Dynamics Holdings, Inc. (the “Company” or “GDH”) provides enterprise-level digital transformation in the areas of search, analytics, and release automation to Fortune 1000 companies. The Company’s headquarters and principal place of business is in San Ramon, California.

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim financial statements should be read in conjunction with GDI’s audited financial statements for the year ended December 31, 2019 included in the Current Report on Form 8-K that the Company filed with the SEC on March 9, 2020.

Basis of presentation

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Although ChaSerg was the legal acquirer, for accounting purposes, GDI was deemed to be the accounting acquirer. GDI was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	GDI holds executive management roles for the Company and those individuals are responsible for the day-to-day operations;

●	GDI’s former owners have the largest minority voting rights in the Company;

●	From a revenue and business operation standpoint, GDI was the larger entity in terms of relative size;

●	GDI’ San Ramon, CA headquarters are the headquarters of the Company; and

●	The intended strategy of the Company will continue GDI’s strategy of driving enterprise-level digital transformation in the Fortune 1000 companies.

In conjunction with the Business Combination, outstanding shares of GDI were converted into common stock of the Company, par value $0.0001 per share, shown as a recapitalization, and the net assets of ChaSerg were acquired at historical cost, with no goodwill or other intangible assets recorded. GDI was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing (for the year ended December 31, 2019 and three months ended March 31, 2020 and for the three and nine months ended September 30, 2019) are those of GDI. ChaSerg’s assets and liabilities, which include net cash from the trust of $85.1 million, and results of operations were consolidated with GDI beginning on the Closing. The shares and corresponding capital amounts and earnings per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

Principles of consolidation

The accompanying condensed financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of the consolidated condensed financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material. Significant estimates include useful lives and recoverability of property and equipment, allowances for receivables, calculation of accrued liabilities, capitalization of internally developed software, stock-based compensation, determination of provision for income taxes and uncertain tax positions.

Certain significant risks and uncertainties

The Company is subject to risks, including but not limited to customer concentration, concentrations of credit and foreign currency risks. Refer to Note 4 below for additional information. Additionally, the Company has been impacted by the recent coronavirus (“COVID-19”) pandemic. The global pandemic of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial market. The COVID-19 pandemic has impacted the Company’s revenues and the Company’s business continues to be exposed to risks and uncertainties related to the pandemic.  The impact of the COVID-19 pandemic has been more pronounced with the Company’s retail customers, which depend on keeping their stores open. Additionally, in situations where the Company’s customers encounter financial difficulties, there is a risk associated with the Company’s inability to collect money from customers. The Company has taken several actions to deal with the COVID-19 pandemic. These include enabling its employees to work from home, company-wide salary and compensation cuts, hiring freezes, and suspending all non-essential travel. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short and long-term general economic conditions.

Cash and cash equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents are stated at cost, which approximates fair value. At times, cash deposits with banks may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, current economic conditions within the industries the Company serves as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. The allowance for doubtful accounts balance increased $0.4 million as of September 30, 2020 compared to December 31, 2019.

	As of
	September 30, 2020	December 31, 2019
Trade accounts receivable	$16,052	$13,913
Allowance for doubtful accounts	(418)	(20)
Total trade accounts receivable, net	$15,634	$13,893

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

Consulting services revenue is a single performance obligation earned through a series of distinct daily services and may include services such as those described above. The Company recognizes revenue for services over time as the customer simultaneously receives and consumes the benefits as the Company performs IT consulting services. For time-and-materials contracts, the customer derives value from the Company providing daily consulting services, and the value derived corresponds to the labor hours expended. Therefore, the Company measures the progress and recognizes revenue using an effort-based input method. For fixed fee contracts, the Company recognizes revenue as the work is performed, the monthly calculation of which is based upon actual labor hours incurred and level of effort expended throughout the duration of the contract.

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

Remaining performance obligation

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2020. This disclosure is not required for:

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

All of the Company’s contracts met one or more of these exemptions as of September 30, 2020.

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

Restructuring

The Company initiated a restructuring plan focused on optimizing utilization. For the three months ended September 30, 2020 and for the nine months ended September 30, 2020, the Company incurred and paid total restructuring expenses of $0.1 million and $0.9 million, respectively, which mostly included employee termination costs. This amount is included as a component of general and administrative expenses in the condensed consolidated financial statements.

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

GDI began operations in September 2006 to provide next-generation ecommerce platform solutions in the areas of search, analytics, and release automation to Fortune 1000 companies. Under ASC 805, Business Combinations, GDI was deemed the accounting acquirer, and the Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP. ChaSerg was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of GDI issuing stock for the net assets of ChaSerg, accompanied by a recapitalization. The net assets of ChaSerg were stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (approximately 1.685 GDH shares to 1.0 GDI share).

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

Note 4 — Concentrations of credit risk

The Company records its accounts receivable and unbilled receivables at their face amounts less allowances. Accounts receivable and unbilled receivables are generally dispersed across the Company’s customers in proportion to their revenue. Two customers individually exceeded 10% of the Company’s accounts receivable balance at September 30, 2020. Three customers individually exceeded 10% of the Company’s accounts receivable balance at December 31, 2019. Four customers individually exceeded 10% of the unbilled receivables at September 30, 2020 and two customers individually exceeded the unbilled receivables balance at December 31, 2019.

Two and three customers accounted for greater than 10% of the sales for the three months ended September 30, 2020 and 2019, respectively. Two and three customers accounted for greater than 10% of the sales for the nine months ended September 30, 2020 and 2019, respectively.

Note 5 — Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful	As of
	Life (In Years)	September 30, 2020	December 31, 2019
Computers and equipment	3	$5,580	$5,470
Machinery and automobiles	5	162	129
Furniture and fixtures	7	457	544
Software	5	513	407
Leasehold improvements	7	153	119
		6,865	6,669
Less: Accumulated depreciation and amortization		(4,388)	(3,784)
		2,477	2,885

Capitalized software development costs	2	3,395	2,478
Less: Accumulated amortization		(1,903)	(1,339)
		1,492	1,139
Property and equipment, net		$3,969	$4,024

Note 6 — Accrued liabilities

The components of accrued liabilities were as follows (in thousands):

	As of
	September 30, 2020	December 31, 2019
Accrued customer discounts	$334	$298
Accrued retention bonus	-	648
Other accrued liabilities	278	242
Total accrued liabilities	$612	$1,188

Note 7 — Income taxes

The Company recorded income tax expense/(benefit) of $(0.1) million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $(3.6) million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 8.1% and 19.0% for the three months ended September 30, 2020 and 2019, respectively, and 31.3% and 23.1% for the nine months ended September 30, 2020 and 2019, respectively. The increase/decrease in effective tax rate for the three and nine months ended September 30, 2020, as compared to the same periods in 2019 was primarily due to excess tax benefits of stock-based compensation. The tax benefit recognized in the current nine months is primarily due to net operating losses generated by stock compensation deductions as a result of the Business Combination and year-to-date book losses. For the three-and nine-month periods ended September 30, 2020, the Company used a discrete  effective tax rate method to calculate income taxes. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate due to uncertainties created by the COVID-19 pandemic. The estimated annual effective tax rate method would not provide a reliable estimate and therefore has not been used for the three-and nine-month periods ended September 30, 2020.

On March 27, 2020, the U.S. President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of net operating loss carryforwards (“NOLs”) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The Company anticipates being in a loss position at year end and will be able to take advantage of the NOL carryback provision. The Company is still evaluating the impact but does not currently expect the provisions of the CARES Act to have a material effect on the realizability of deferred income tax assets or tax expense. There is no material impact for the three and nine months ended September 30, 2020. As additional guidance is released, the Company will evaluate whether there would need to be a change in the period when such guidance is issued.

Note 8 — Stockholders’ equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common stock

The Company is authorized to issue 110,000,000 of common stock. At Closing, the Company had issued 50,833,619 shares of common stock. As of September 30, 2020, the Company had 50,859,760 shares of common stock that were outstanding, of which: a) 26,888,285 shares were issued to the stockholders of ChaSerg who did not redeem their shares, b) 1,200,000 shares legally issued and outstanding to the ChaSerg Founders and underwriter subject to earnout provisions as discussed further below, c) 53,000 shares issued to the Sponsor of ChaSerg (the “Sponsor”) at $10.00 per share as the result of a promissory note of $0.5 million converted to the Company’s common stock, d) 19,490,295 shares issued to GDD International Holding Company, e) 2,094,850 shares issued to BGV Opportunity Fund, L.P., and f) 1,133,330 shares issued to former shareholders of GDI. Additionally at Closing, there were 4,313,917 outstanding vested options to purchase the Company’s common stock.

Preferred Stock

As of December 31, 2019 GDI had 1,047,942 shares of no par value shares of preferred stock outstanding convertible on a 1:1 basis with GDI’s common stock. At the Closing, the preferred stock outstanding was converted into common stock of the Company, par value $0.0001 per share. Therefore, as of September 30, 2020 there was no preferred stock outstanding.

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

As of September 30, 2020, none of the Earnout Shares have vested.

Warrants

As of September 30, 2020, there were a total of 11,346,500 warrants outstanding. As part of its initial public offering (“IPO”), ChaSerg issued 22,000,000 units including one share of common stock and one-half of one redeemable warrant. Simultaneously with its IPO, ChaSerg issued 640,000 private placement units to its sponsor underwriter, each consisting of one common share and one-half of one redeemable warrant. ChaSerg issued 53,000 units as a result of the conversion of a working capital sponsor loan consisting of one common share and one-half of one redeemable warrant.

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

As of September 30, 2020 28,641 shares were forfeited and 22,217 shares were exercised for the total proceeds of $0.1 million. The number of shares exercisable as of September 30, 2020 was 4,357,125 with the average exercise price $3.54 per share.

2020 Equity Incentive Plan

Effective March 5, 2020, our board of directors approved an equity incentive plan (the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 16,300,000 Incentive Stock Options, Nonstatutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units (“PSUs”), and Performance Shares (“PSAs”) (collectively, the “Awards”) to employees, directors, and consultants of the Company. Our board of directors or any committee appointed by the board has the authority to grant Awards. As of September 30, 2020, our board of directors granted 1,897,000 NSOs, 2,993,455 RSUs, and 574,188 target PSU at a maximum payout at 300%.

Stock Options

The 1,552,100 NSOs granted on March 13, 2020, 239,400 NSOs granted on May 4, 2020 and 105,500 NSOs granted on August 3, 2020 are subject to the following time-based vesting conditions: one-fourth of the NSOs will vest on one year after the grant date; and thereafter one-sixteenth of the NSOs will vest each subsequent three-month anniversary. The NSOs have approximately a ten-year exercise term, and once the NSOs are vested, the recipients have the right to purchase the Company’s stock at a fixed and specified exercise price.

The grant date fair value of each NSO was estimated on the date of grant using the Black-Scholes option pricing model, as determined by our board of directors. The key assumptions for 2020 grants are provided in the following table.

2020
Dividend yield	0%
Expected volatility	40%
Risk-free interest rate	0.31%-0.80%
Expected term in years	6.11
Grant date fair value of common stock	$6.86-8.26

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

None of the 2020 NSO grants are vested as of September 30, 2020. The aggregated fair value of 1,897,000 NSOs granted during the nine months ended September 30, 2020 was $6.1 million. The total unrecognized compensation expenses related to 2020 Stock Plan options as of September 30, 2020 was $4.9 million to be expensed on a straight-line basis over 3.49 years.

Restricted Stock Units

A total of 2,993,455 RSUs granted as of September 30, 2020 were granted at the average fair market value of the Company’s stock of $8.17. The RSUs granted to employees generally are subject to the following time-based vesting conditions: one-fourth vest on the first anniversary of the grant; and thereafter one-sixteenth of the RSUs will vest each subsequent three-month anniversary.   RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.

15,120 RSUs granted to the Board were released as of September 30, 2020. The aggregated fair value of RSUs granted during the nine months ended September 30, 2020 was $24.5 million. The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of September 30, 2020 was $21.0 million to be expensed on a straight-line basis over 3.43 years.

Performance Stock Units

On May 4, 2020, the Company granted 574,188 Performance Stock target shares under the 2020 Stock Plan with the maximum payout capped at 300%. The performance goals for these grants consist of:

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

Performance shares will be certified and vested no later than March 1, 2021 with the payout shortly after. As of September 30, 2020, the Company assessed the vesting of the Performance Share Units as probable. Stock-based compensation expense related to Performance Stock  Units was $3.1 million and $5.1 million in the three and nine months ended September 30, 2020.

Stock-Based Compensation Expense

The Company classifies awards issued under the stock-based compensation plans as equity. Total compensation expense for the three months ended September 30, 2020 was $5.1 million, which included $0.02 million of compensation expense related to the 2018 Stock Plan and the rest of compensation expense related to the 2020 Plan. Total compensation expense for the three months ended September 30, 2019 was $0.1 million. Total compensation expense for the nine months ended September 30, 2020 was $13.6 million, which included $2.0 million of compensation expense related to the 2018 Stock Plan, $2.5 million of compensation expense related to the acceleration of vesting of awards under the 2018 Stock Plan, and the rest of compensation expense related to the 2020 Plan. Total compensation expense for the nine months ended September 30, 2019 was $2.0 million. Employee stock-based compensation recognized was as follows (in thousands):

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Cost of revenue	$66	$28	$740	$58
Engineering, research, and development	621	12	1,678	143
Sales and marketing	808	6	2,545	34
General and administrative	3,631	83	8,621	1,790
Total stock-based compensation	$5,126	$129	$13,584	$2,025

As of September 30, 2020 and 2019, there was approximately $31.4 million and $4.5 million of unrecognized stock-based compensation expense, respectively.

Note 10 — Earnings per share

The Company computed earnings per share (“EPS”) in conformity with the two-class method required for participating securities. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. The Company allocated income between its common and preferred shareholders only for the periods the preferred stock was outstanding, which was January 1, 2020 to March 4, 2020 and May 6, 2019 to September 30, 2019. There was no preferred stock outstanding March 5, 2020 to September 30, 2020 and January 1, 2019 to May 6, 2019. As the Company was in a net loss position for the periods between January 1, 2020 to March 4, 2020 and March 5, 2020 to September 30, 2020, the net loss was allocated entirely to common shareholders.

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

The following table sets forth the computation of basic and diluted EPS of common stock as follows (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator for basic earnings/(loss) per share
Net income/(loss)	$(1,117)	$4,453	$(7,879)	$8,700
Less: Income attributable to preferred shareholders	-	(206)	-	(280)
Net income/(loss) available to common shareholders	(1,117)	4,247	(7,879)	8,420

Denominator for basic earnings per share
Weighted-average shares outstanding – basic	49,651	21,644	43,074	20,941
Basic earnings/(loss) per share	$(0.02)	$0.20	$(0.18)	$0.40

Numerator for diluted earnings/(loss) per share
Net income/(loss) available to common shareholders	$(1,117)	$4,247	$(7,879)	$8,420
Add-back: Income allocated to preferred shareholders assumed converted	-	206	-	280
Net income/(loss) available to common shareholders	(1,117)	4,453	(7,879)	8,700

Denominator for diluted earnings/(loss) per share
Basic weighted-average common shares outstanding	49,651	21,644	43,074	20,941
Add: Preferred stock assumed converted into common stock	-	1,048	-	564
Weighted-average shares outstanding for diluted earnings per share	49,651	22,692	43,074	21,505
Diluted earnings/(loss) per share	$(0.02)	$0.20	$(0.18)	$0.40

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

	Three months ended September 30,		Nine months ended September 30,
Potential common shares (in ‘000s)	2020	2019	2020	2019
Convertible preferred stock	-	-	1,048	-
Stock options to purchase common stock	6,467	6,786	8,676	7,370
Restricted stock units	2,963	-	2,993	-
Performance stock units	1,292	-	1,292	-
Warrants to purchase common stock	11,347	-	11,347	-
Total	22,069	6,786	25,356	7,370

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

Note 12 — Subsequent events

The Company performed its subsequent event procedures through November 5, 2020, the date these condensed consolidated financial statements were issued.

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

	Three months ended September 30,
(dollars in thousands, except per share data)	2020		2019
		% of revenue		% of revenue
Revenues	$26,332	100.0%	$31,422	100.0%
Gross profit	11,154	42.4%	13,796	43.9%
Income/(loss) from operations	(1,671)	(6.3)%	5,585	17.8%
Net income/(loss)	(1,117)	(4.2)%	4,453	14.2%
Non-GAAP Financial Information(1)
Adjusted EBITDA(1)	4,173	15.8%	7,014	22.3%
Adjusted Net Income(1)	2,492	9.5%	5,146	16.4%
Adjusted Diluted EPS(1)	$0.05	n/a	$0.23	n/a

	Nine months ended September 30,
(dollars in thousands, except per share data)	2020		2019
		% of revenue		% of revenue
Revenues	$81,157	100.0%	$86,325	100.0%
Gross profit	29,358	36.2%	35,571	41.2%
Income/(loss) from operations	(11,892)	(14.7)%	11,480	13.3%
Net income/(loss)	(7,879)	(9.7)%	8,700	10.1%
Non-GAAP Financial Information(1)
Adjusted EBITDA(1)	8,416	10.4%	16,960	19.6%
Adjusted Net Income(1)	4,803	5.9%	11,746	13.6%
Adjusted Diluted EPS(1)	$0.11	n/a	$0.55	n/a

(1)	Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

Recent Developments

Overall, in the three months ended September 30, 2020, we witnessed improving business trends in comparison to the three months ended June 30, 2020 as our customers steadily worked towards returning to normal levels of operations. This is largely reflected in the 18% sequential revenue growth in the three months ended September 30, 2020. That said, the ongoing COVID-19 pandemic continues to impact our business as we are yet to return to pre-COVID levels (revenue & profitability). In the three months ended September 30, 2020, our revenues of $26.3 million were down 16% in comparison to the three months ended September 30, 2019, and down 19% from the three months ended March 31, 2020.

In the three months ended September 30, 2020, our non-retail segments combined contributed 77% of our revenue and in the aggregate, grew 10% on a sequential basis and 47% on a year-over-year basis. The growth has been driven by a combination of factors including our technical expertise, our success in engaging with new customers, and existing customers seeking to accelerate their engagements as digital transformation increasingly becomes important.

In the three months ended September 30, 2020, our retail business was 23% of our revenue and grew 53% on a sequential basis and declined by 65% on a year-over-year basis. During the quarter, we witnessed a sequential pickup in demand across most of our retail customers with a subset of the customers contributing to majority of the growth in the three months ended September 30, 2020. As we highlighted last quarter, the impacts from the COVID-19 pandemic were more pronounced on our retail customers as the pandemic resulted in business disruption that included closure of stores resulting in sales being severely impacted. Although we witnessed a sequential growth in this segment in the three months ended September 30, 2020, revenues from most of our retail customers have not come back to pre-COVID-19 levels.

We continue to focus on revenue diversification by increasing our customer base with new logos. In the three months ended September 30, 2020, we finished the quarter with 42 paying customers, up from 37 paying customers in the three months ended June 30, 2020, and 35 paying customers in the three months ended September 30, 2019. Furthermore, in the three months ended September 30, 2020, we added five new logos across industry verticals that included Technology, Financials, and Medical Devices.

We exited the three months ended September 30, 2020 with $4.2 million, or 16% of our revenue in Adjusted EBITDA, down from $7.0 million, or 22% of our revenue from the three months ended September 30, 2019. The year-over-year decline in the three months ended September 30, 2020 over the three months ended September 30, 2019 was largely driven by lower revenue and higher stock-based compensation expenses.

COVID-19 Related Updates

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

We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. Although a significant proportion of our employees continue to work remotely, all of our facilities in the Central and Eastern Europe (CEE) region have been opened for employees to work following local government guidelines. We continue to deliver services to our clients in this fashion and this has resulted in minimal disruption in our operational and delivery capabilities.

In the three months ended June 30, 2020, we took an allowance of $0.8 million for doubtful accounts due to risks posed by the COVID-19 pandemic on our customers’ ability to make payments. We continue to be engaged with all of our customers regarding their ability to fulfill their payment obligations. In the course of the three months ended September 30, 2020, we received payments from multiple customers, including some of the higher risk retail customers. After reassessing our risk profile with customers’ ability to fulfill their payment obligations, we have lowered our allowance of doubtful accounts from $0.8 million at June 30, 2020 to $0.4 million at September 30, 2020. We continue to review our accounts receivable on a regular basis and have put in place processes to ensure payments from our customers.

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

Comparability of Financial Information

Grid Dynamics’ results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination on March 5, 2020 and the other events and transactions discussed below.

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

The following table shows the number of Grid Dynamics personnel (including full-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of September 30,
	2020	2019
United States	249	244
Central and Eastern Europe (1)	955	1,106
Total	1,204	1,350

(1)	Includes Russia, Ukraine, Poland and Serbia.

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

Customer Concentration

Grid Dynamics’ ability to retain and expand its relationships with existing clients and add new clients are key indicators of its revenue potential. Grid Dynamics grew its customer base from 35 customers as of September 30, 2019 to 42 customers as of September 30, 2020. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. Of Grid Dynamics’ customers, two customers each accounted for 10% or more of Grid Dynamics’ revenue in the three and nine months ended September 30, 2020 and three customers each accounted for 10% or more of Grid Dynamics’ revenue in the three and nine months ended September 30, 2019.

The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the periods indicated

	Three months ended September 30,
	2020	2019

Total customers (as of period end)	42	35
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	7	7
>$2.5 – 5.0 million	3	3
>$1.0 – 2.5 million	7	5
Top five customers	60%	67%
Top ten customers	78%	85%
Top five customers	$15,782	$20,968
Top ten customers	$20,463	$26,762

	Nine months ended September 30,
	2020	2019

Total customers (as of period end)	47	36
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	7	7
>$2.5 – 5.0 million	3	3
>$1.0 – 2.5 million	7	5
Top five customers	59%	68%
Top ten customers	81%	88%
Top five customers	$47,724	$58,358
Top ten customers	$65,925	$75,706

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

In the three and nine months ended September 30, 2020, approximately 12%, 11% and 10% of Grid Dynamics’ $28.0 million and approximately 14%, 11% and 10% of Grid Dynamics’ $93.0 million, respectively, of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 22%, 13%, and 11% of Grid Dynamics’ $25.8 million and 21%, 12%, and 11% of Grid Dynamics’ $74.8 million of combined cost of revenue and total operating expenses in the three and nine months ended September 30, 2019. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. For example, in Ukraine, Grid Dynamics generally pays salaries in the current hryvnia equivalent of an agreed U.S. dollar amount, consistent with local requirements. As a result, a significant portion of Grid Dynamics’ exposure to fluctuations in the value of the Ukrainian hryvnia against the U.S. dollar is naturally hedged. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure through the use of financial instruments, it may do so in the future. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.

Seasonality

Grid Dynamics’ business is subject to seasonal trends that impact its revenues and profitability between quarters. Some of the factors that influence the seasonal trends include the timing of holidays in the countries in which Grid Dynamics operates and the U.S. retail cycle, which drives the behavior of Grid Dynamics’ retail customers. Excluding the impact of growth in its book of business, Grid Dynamics has historically recorded higher revenue and gross profit in the second and third quarters of each year compared to the first and fourth quarters of each year. The Christmas holiday season in Russia and Ukraine, for example, falls in the first quarter of the calendar year, resulting in reduced activity and billable hours. In addition, many of Grid Dynamics’ retail sector customers tend to slow their discretionary spending during the holiday sale season, which typically lasts from late November (before Thanksgiving) through late December (after Christmas).

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

Grid Dynamics defines and calculates its non-GAAP financial measures as follows:

●	Adjusted EBITDA: Net income before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses).

●	Non-GAAP Net Income: Net income adjusted for the impact of stock-based compensation, impairment of goodwill, transaction-related costs, restructuring costs, other income/expenses, net, and the tax impacts of these adjustments.

●	Non-GAAP Diluted EPS: Non-GAAP Net Income, divided by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the reconciliation of Grid Dynamics’ Adjusted EBITDA to its consolidated net income, the most directly comparable GAAP measure, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
GAAP net income/(loss)	$(1,117)	4,453	(7,879)	$8,700
Adjusted for:
Depreciation and amortization	662	601	1,896	1681
Impairment of goodwill	-	139	-	139
Provision/(benefit) for income taxes	(99)	1,043	(3,594)	2,608
Stock-based compensation	5,126	129	13,584	2,025
Transaction and transformation-related costs (1)	-	560	3,940	1,635
Restructuring costs (2)	56	-	888	-
Other (income)/expenses, net (3)	(455)	89	(419)	172
Adjusted EBITDA	$4,173	7,014	8,416	$16,960

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, and other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2)	In the three months ended March 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.7 million, primarily resulting from a reduction in workforce and other charges. We have incurred restructuring and severance charges of $0.1 million under this plan in the three months ended September 30, 2020 and $0.9 million in the nine months ended September 30, 2020.

(3)	Other (income)/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, other miscellaneous non-operating expenses, and interest on cash held at banks.

The following table presents a reconciliation of Grid Dynamics’ Adjusted Diluted EPS and its Adjusted Net Income to its consolidated net income for the periods indicated:

	Three months ended September 30,
(in thousands, except share and per share data)	2020	2019
GAAP net income/(loss)	$(1,117)	$4,453
Adjusted for:
Stock-based compensation	5,126	129
Impairment of goodwill	-	139
Transaction and transformation-related costs (1)	-	560
Restructuring costs (2)	56	-
Other (income)/expenses, net (3)	(455)	89
Tax impact of non-GAAP adjustments (4)	(1,118)	(224)
Non-GAAP Net Income (5)	$2,492	$5,146
Non-GAAP Diluted EPS	$0.05	$0.23
Number of shares used in the Non-GAAP Diluted EPS	49,650,667	22,692,331

	Nine months ended September 30,
(in thousands, except share and per share data)	2020	2019
GAAP net income/(loss)	$(7,879)	$8,700
Adjusted for:
Stock-based compensation	13,584	2,025
Impairment of goodwill	-	139
Transaction and transformation-related costs (1)	3,940	1,635
Restructuring costs (2)	888	-
Other (income)/expenses, net (3)	(419)	172
Tax impact of non-GAAP adjustments (4)	(5,311)	(925)
Non-GAAP Net Income (5)	$4,803	$11,746
Non-GAAP Diluted EPS	$0.11	$0.55
Number of shares used in the Non-GAAP Diluted EPS	43,074,180	21,505,164

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, and other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2)	In the three months ended March 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.7 million, primarily resulting from a reduction in workforce and other charges. We have incurred restructuring and severance charges of $0.1 million under this plan in the three months ended September 30, 2020 and $0.9 million in the nine months ended September 30, 2020.

(3)	Other (income)/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, other miscellaneous non-operating expenses, and interest on cash held at banks.

(4)	Reflects the estimated tax impact at a normalized tax rate of the non-GAAP adjustments presented in the table.

(5)	Non-GAAP Net Income for the period divided by the diluted weighted-average shares outstanding of 49.7 million and 22.7 million for the three months ended September 30, 2020 and 2019, respectively. Non-GAAP Net Income for the period divided by the diluted weighted-average shares outstanding of 43.1 million and 21.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Key Components of Revenue and Expenses

Revenue

Grid Dynamics generates revenue by providing focused and complex services in the area of software engineering, development, integration, testing, and operations of digital services. Grid Dynamics provides services mainly on a time and materials basis and, to a much lesser extent, on a fixed-fee basis. While fixed-fee contracts currently represent an immaterial portion of overall revenue for the periods presented, Grid Dynamics expects proportionate revenue from fixed-fee contracts to increase in future periods. On a time and materials basis, Grid Dynamics earns and recognizes revenue as hours and costs are incurred. On its current and future fixed fee contracts, Grid Dynamics earns and recognizes revenue as the work is performed, the monthly calculation of which is based upon actual labor hours incurred and level of effort expended throughout the duration of the contract. For both time and materials contracts and fixed fee contracts, hourly rates are typically determined based on the location and experience of Grid Dynamics personnel selected to perform the service and are negotiated for each contract or statement of work, as the case may be. For fixed fee contracts, the fixed fee generally remains constant for the contracted project period unless the client directs a change in scope of project work or requests additional Grid Dynamics employees in excess of those scheduled for a specific project.

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

Provision for Income Taxes. Grid Dynamics follows the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Grid Dynamics’ effective tax rate was 8.1% and 19.0% in the three months ended September 30, 2020 and 2019, respectively, and 31.3% and 23.1% in the nine months ended September 30, 2020 and 2019, respectively. The differences in effective tax rate between the three and nine months ended September 30, 2020 and 2019 were attributable mainly to an increase in stock compensation deductions as well as a change in mix of taxing jurisdictions.

Results of Operations

The Three and Nine months Ended September 30, 2020 Compared to the Three and Nine months Ended September 30, 2019

The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended September 30,
(unaudited, in thousands, except percentages)	2020	2019	Change
Revenue	$26,332	$31,422	$(5,090)	(16.2)%
Cost of revenue	15,178	17,626	(2,448)	(13.9)%
Gross profit	11,154	13,796	(2,642)	(19.2)%
Engineering, research, and development	2,076	1,083	993	91.7%
Sales and marketing	2,245	1,764	481	27.3%
General and administrative	8,504	5,364	3,140	58.5%
Total operating expense	12,825	8,211	4,614	56.2%
Income/(loss) from operations	(1,671)	5,585	(7,256)	(129.9)%
Other income/(expenses), net	455	(89)	544	n.m.
Income/(loss) before income taxes	(1,216)	5,496	(6,712)	(122.1)%
Provision/(benefit) for income taxes	(99)	1,043	(1,142)	(109.5)%
Net income/(loss)	$(1,117)	$4,453	$(5,570)	(125.1)%

	Nine months ended September 30,
(unaudited, in thousands, except percentages)	2020	2019	Change
Revenue	$81,157	$86,325	$(5,168)	(6.0)%
Cost of revenue	51,799	50,754	1,045	2.1%
Gross profit	29,358	35,571	(6,213)	(17.5)%
Engineering, research, and development	7,193	3,284	3,909	119.0%
Sales and marketing	7,451	5,262	2,189	41.6%
General and administrative	26,606	15,545	11,061	71.2%
Total operating expense	41,250	24,091	17,159	71.2%
Income/(loss) from operations	(11,892)	11,480	(23,372)	(203.6)%
Other income/(expenses), net	419	(172)	591	n.m.
Income/(loss) before income taxes	(11,473)	11,308	(22,781)	(201.5)%
Provision/(benefit) for income taxes	(3,594)	2,608	(6,202)	(237.8)%
Net income/(loss)	$(7,879)	$8,700	$(16,579)	(190.6)%.

n.m. = not meaningful.

Revenue. Revenue decreased by 5.1 million, or 16.2%, to $26.3 million in the three months ended September 30, 2020 from $31.4 million in the three months ended September 30, 2019. The revenue decrease was largely driven by the adverse impacts of the COVID-19 pandemic on our retail customers offset by growth across our non-retail segments. Grid Dynamics’ top five customers contributed $15.8 million and $21.0 million to revenue for the three months ended September 30, 2020 and 2019, respectively. Furthermore, between the three months ended September 30, 2020 and 2019, three out of the five customers remained in the top five customer group.

Revenue decreased by $5.2 million, or 6.0%, to $81.1 million in the nine months ended September 30, 2020 from $86.3 million in the nine months ended September 30, 2019. The revenue decrease was largely driven by decrease in revenues on our retail customers in the nine months ended September 30, 2020 due to the adverse impacts of the COVID-19 pandemic offset by growth across our non-retail segments. Grid Dynamics’ top five customers contributed $47.7 million and $58.4 million to revenue for the nine months ended September 30, 2020 and 2019, respectively. Furthermore, between the nine months ended September 30, 2020 and 2019, four out of the five customers remained in the top five customer group.

Cost of Revenue and Gross Profit. Cost of revenue decreased by $2.4 million, or 13.9%, to $15.2 million in the three months ended September 30, 2020 from $17.6 million in the three months ended September 30, 2019, largely driven by Grid Dynamics’ decreased business volume due to the headwinds from the COVID-19 pandemic.

Cost of revenue increased by $1.0 million, or 2.1%, to $51.8 million in the nine months ended September 30, 2020 from $50.8 million in the nine months ended September 30, 2019, largely from increased costs associated with stock-based compensation and retention bonus, offset by decreased costs from lower business volume due to the headwinds from the COVID-19 pandemic.

Gross profit decreased by $2.6 million, or 19.2%, to $11.2 million in the three months ended September 30, 2020 compared to $13.8 million in the three months ended September 30, 2019. Gross margin (gross profit as a percentage of revenue) decreased by 1.5 percentage points to 42.4% in the three months ended September 30, 2020 from 43.9% in the three months ended September 30, 2019. The gross margin decline was attributable to a combination of lower levels of revenue in the three months ended June 2020 due to the impacts of the ongoing COVID-19 pandemic and increased costs associated with stock-based compensation.

Gross profit decreased by $6.2 million, or 17.5%, to $29.4 million in the nine months ended September 30, 2020 compared to $35.6 million in the nine months ended September 30, 2019. Gross margin (gross profit as a percentage of revenue) decreased by 5 percentage points to 36.2% in the nine months ended September 30, 2020 from 41.2% in the nine months ended September 30, 2019. The gross margin decline was attributable to a combination of increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination and lower levels of revenue in the nine months ended September 30, 2020 due to the impacts of the ongoing COVID-19 pandemic.

Engineering, Research and Development. Engineering, research and development expenses increased by $1.0 million to $2.1 million in the three months ended September 30, 2020, a 91.7% increase from $1.1 million in the three months ended September 30, 2019. The increase was primarily due to a combination of enhanced efforts around engineering and development projects, costs associated with stock-based compensation, and reallocation of delivery personnel to strategic R&D initiatives and projects.

Engineering, research and development expenses increased by $3.9 million to $7.2 million in the nine months ended September 30, 2020, a 119.0% increase from $3.3 million in the nine months ended September 30, 2019, reflecting Grid Dynamics’ efforts to enhance its solutions and expertise as well as due to the increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination.

Sales and Marketing. Sales and marketing expenses increased by $0.4 million, or 27.3%, to $2.2 million in the three months ended September 30, 2020 from $1.8 million in the three months ended September 30, 2019. Sales and marketing expenses accounted for 8.5% of Grid Dynamics’ revenue in the three months ended September 30, 2020 compared to 5.6% in the three months ended September 30, 2019, an increase of 2.9 percentage points. The increase in expense was due to an increase in stock-based compensation offset by a decrease in marketing and sales events from the restrictions imposed with the COVID-19 pandemic.

Sales and marketing expenses increased by $2.2 million, or 41.6%, to $7.5 million in the nine months ended September 30, 2020 from $5.3 million in the nine months ended September 30, 2019. Sales and marketing expenses accounted for 9.2% of Grid Dynamics’ revenue in the nine months ended September 30, 2020 compared to 6.1% in the nine months ended September 30, 2019, an increase of 3.1 percentage points. The increase was due mainly to the increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination and partially offset by a decrease in marketing and sales events due to the COVID-19 pandemic.

General and Administrative. General and administrative expenses increased by $3.1 million, or 58.5%, to $8.5 million in the three months ended September 30, 2020 from $5.4 million in the three months ended September 30, 2019, largely from the increased expenses associated with stock-based compensation expenses. As a result, general and administrative expenses accounted for 32.3% of Grid Dynamics’ revenue in the three months ended September 30, 2020, an increase of 15.2 percentage points from 17.1% in the three months ended September 30, 2019.

General and administrative expenses increased by $11.1 million, or 71.2%, to $26.6 million in the nine months ended September 30, 2020 from $15.5 million in the nine months ended September 30, 2019, largely due to the increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination. As a result, general and administrative expenses accounted for 32.8% of Grid Dynamics’ revenue in the nine months ended September 30, 2020, an increase of 14.8 percentage points from 18.0% in the nine months ended September 30, 2019.

Other income/(expenses), net. Other net income increased by $0.5 million to $0.5 million in the three months ended September 30, 2020 over the three months ended September 2019, mainly due to interest and other income offset by miscellaneous expenses.

Other income/(expenses) increased by $0.6 million to $0.4 million in the nine months ended September 30, 2020 over the nine months ended September 30, 2019 reflecting increased interest and other income and miscellaneous expenses.

Provision/(benefit) for Income Tax. Provision/(benefit) for income tax was ($0.1) million in the three months ended September 30, 2020 compared to $1.0 million in the three months ended September 30, 2019. The difference in tax provision is primarily due to net operating losses generated by stock compensation deductions and year-to-date book losses.

Provision/(benefit) for income tax was ($3.6) million in the nine months ended September 30, 2020 compared to $2.6 million in the nine months ended September 30, 2019. The difference in tax provision is primarily driven by excess tax benefits of stock-based compensation resulted from the Business Combination.

Net Income/(loss). Net income decreased to ($1.1) million in the three months ended September 30, 2020 from $4.5 million in the three months ended September 30, 2019, for the reasons discussed above.

Net income/(loss) decreased to ($7.9) million in the nine months ended September 30, 2020 from $8.7 million in the nine months ended September 30, 2019, for the reasons discussed above.

Liquidity and Capital Resources

Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $126.5 million is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.

As of September 30, 2020, Grid Dynamics had cash and cash equivalents amounting to $126.5 million. Of this amount, $2.0 million was held outside the United States, namely in Russia, Ukraine, Poland and Serbia. As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Russia, Ukraine, Poland and Serbia may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States.

Grid Dynamics does not have any debt outstanding at the date of this report and did not have any debt outstanding at any balance sheet date presented.

All of our performance stock units, or PSUs, vest upon the satisfaction of a performance-based vesting condition, which is expected no later than March 1, 2021. We currently estimate that approximately 1.28 million shares will be issued upon vesting of the PSUs. The first vesting event for our restricted stock units, or RSUs, will also occur no later than March 13, 2021, by which time approximately 0.6 million shares underlying RSUs held by our officers and employees will have vested and settled into shares of our common stock. We currently expect that the average withholding tax rate for such individuals will be approximately 50%. We have determined that our policy will be to require individuals to withhold to cover, so approximately 50% of the vested shares would be withheld on the settlement date, with the equivalent value being paid by us from our working capital. If the price of our common stock at the time of settlement of our PSUs and RSUs in the first quarter of 2021 were equal to the share price on September 30, 2020 of $7.73 per share, we estimate that this tax withholding obligation in the first quarter of 2021 would be approximately $7.1 million in the aggregate.

Cash Flows

The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Nine months ended September 30,
(unaudited, in thousands)	2020	2019
Net cash provided by operating activities	$2,998	$10,816
Net cash used in investing activities	(1,607)	(2,099)
Net cash provided by financing activities	82,946	14,604
Net increase in cash and cash equivalents	84,337	23,321
Cash, cash equivalents (beginning of period)	42,189	17,862
Cash, cash equivalents (end of period)	$126,526	$41,183

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2020 decreased by $7.8 million, or 72.3%, to $3.0 million from $10.8 million in the same period in 2019, driven by lower cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges). The key reasons for the decline in cash operating profit were retention bonuses paid out to employees due to the successful Business Combination on March 5, 2020, lower level of revenues due to the impact of the COVID-19 pandemic in the period of March through September 30, 2020, and higher costs associated with our delivery centers.

Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2020 was $(1.6) million compared to $(2.1) million used in the same period in 2019, and in both periods reflected mainly capital expenditures for computer hardware, related equipment and software.

Financing Activities. Net cash provided by financing activities was $83.0 million in the nine months ended September 30, 2020, reflecting primarily the proceeds from the Business Combination. Net cash provided by financing activities was $14.6 million in the nine months ended September 30, 2019 reflecting primarily $14.9 million in proceeds from the sale of common and preferred stock and $1.7 million in proceeds from stock option grant exercises in 2019, offset by dividends paid of $(2.0) million.

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

Off-Balance Sheet Arrangements and Commitments

Except for its credit support for the letter of credit and balances on corporate credit cards, Grid Dynamics does not have any off-balance sheet arrangements of the kind required to be disclosed under SEC rules and does not have any off-balance sheet or contingent commitments, except as described above with respect to operating leases.

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

In particular, Grid Dynamics implemented Accounting Standards Codification (ASC) Topic 606 (Revenue from Contracts with Customers) in January 2019. Grid Dynamics adopted the standard using the modified retrospective method, where it recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings while prior period amounts are not adjusted and continue to be reported in accordance   with Grid Dynamics’ legacy accounting under ASC Topic 605. The implementation of the new standard did not materially affect our consolidated financial statements as discussed further in Note 2 to Grid Dynamics’ condensed consolidated financial statements.

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

In the three months ended September 30, 2020, approximately 12%, 11% and 10% of Grid Dynamics’ $28.0 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 22%, 13%, and 11% of Grid Dynamics’ $25.8 million of combined cost of revenue and total operating expenses in the three months ended September 30, 2019.

In the three months ended September 30, 2020:

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

In the three months ended September 30, 2019:

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

In the nine months ended September 30, 2020, approximately 14%, 11% and 10% of Grid Dynamics’ $93.0 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 21%, 12%, and 11% of Grid Dynamics’ $74.8 million of combined cost of revenue and total operating expenses in the three months ended September 30, 2019.

In the nine months ended September 30, 2020:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $1.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $1.5 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.8 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.0 million decrease in income from operations.

In the nine months ended September 30, 2019:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $1.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $1.8 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.8 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.9 million decrease in income from operations.

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

An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2020. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of such date because of the material weakness.

We have taken steps to enhance our internal control environment, including hiring a new Chief Financial Officer in December 2019, hiring a Global Controller in May 2020, and hiring additional qualified accounting and financial reporting personnel. Additionally, our new ERP system, which has been implemented in phases since January 2020, has enhanced our internal controls over financial reporting. Over the course of the last three quarters of 2020, with a combination of increased personnel, greater automation with software systems, and implementation of more detailed processes and procedures, we believe we are well positioned to remediate our material weakness. Although we seek to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take.

We have discussed the matters above with our Audit Committee, including the evaluation of disclosure controls and procedures, the material weakness, and the steps we are taking to remediate the material weakness.

Internal Control Over Financial Reporting

Our management, including the CEO and CFO, confirmed there were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the improvements discussed above.

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

Risks Related to Our Business, Operations and Industry

We have a relatively short operating history and operates in a rapidly evolving industry, which makes it difficult to evaluate future prospects and may increase the risk that we will not continue to be successful and may adversely impact our stock price.

We were founded in 2006 and have a relatively short operating history in the technology services industry, which is competitive and continuously evolving, subject to rapidly changing demands and constant technological developments. As a result, success and performance metrics are difficult to predict and measure. Since services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model and its results of operations, it can be difficult to predict how any company’s services, including ours, will be received in the market.

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

As a newly formed public company, our stock performance is highly dependent on our ability to successfully execute and grow the business. Consequently, our stock price may be adversely impacted by our inability to execute to our plan, our inability to meet or exceed forward looking financial forecasts, and our inability to achieve our stated short-term and long-term goals.

We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

Continued growth and expansion may increase challenges we face in recruiting, training and retaining sufficiently skilled professionals and management personnel, maintaining effective oversight of personnel and delivery centers, developing financial and management controls, coordinating effectively across geographies and business units, and preserving its culture and values. Failure to manage growth effectively could have a material adverse effect on the quality of the execution of our engagements, our ability to attract and retain Information Technology (“IT”) professionals, as well as our business, financial condition and results of operations.

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

We generate a significant portion of our revenues from our largest clients and have a limited client base of fewer than 45 total revenue generating clients. For example, we generated approximately 78% and 85% of our revenue from our 10 largest clients during the three months ended September 30, 2020 and 2019, respectively, and approximately 81% and 88% during the nine months ended September 30, 2020 and 2019, respectively. Our two largest clients each accounted for 10% or more of our revenue during the three and nine months ended September 30, 2020 and our top three clients each accounted for 10% or more of our revenue during the three months and nine months ended September 30, 2019. Since we derive substantially all of our revenue through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in two specific industry verticals: technology and retail. Our growth largely depends on continued demand for our services from clients in these two industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.

Our business is also subject to seasonal trends that impact our revenues and profitability between quarters, driven by the timing of holidays in the countries in which we operate and the U.S. retail cycle, which drives the behavior of several of our clients. Excluding the impact of growth in our book of business, we have historically recorded higher revenue and gross profit in the second and third quarters of each year compared to the first and fourth quarters of each year. The Christmas holiday season in Russia and Ukraine, for example, falls in the first quarter of the calendar year, resulting in reduced activity and billable hours. In addition, many of our retail sector clients tend to slow their discretionary spending during the holiday sale season, which typically lasts from late November (before Thanksgiving) through late December (after Christmas). Such seasonal trends may cause reductions in our profitability and profit margins during periods affected.

A reduction in demand for our services and solutions caused by seasonal trends, downturns in any of our targeted industries, a slowdown or reversal of the trend to outsource IT services in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing may result in a decrease in the demand for our services and could have a material adverse effect on our business, financial condition and results of operations. In addition to the potential impact of these seasonal trends, the global COVID-19 pandemic has had adverse effects on the retail industry, which could lead to additional adverse effects on our business.

The impact of the COVID-19 pandemic has and may continue to affect our overall financial performance, business operations, and stock price.

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

The COVID-19 pandemic is currently impacting and will impact our sales and revenue in the near term. From March 2020 onwards, we started witnessing the impacts of the COVID-19 pandemic to our revenues, largely as a consequence of the impacts of the pandemic to the business conditions at some of our customers’ operations. The impacts have been more pronounced at our customers exposed to the retail segment as they depend on consumer spending and their ability to keep their stores open for customers. While the impact is more pronounced on our retail business, the impacts to other segments of our business have largely been determined by customer-specific dynamics. Examples of the COVID-19 pandemic’s impact to our business have included a temporary scale back to our personnel on projects, our customers placing projects and SOWs on temporary hold, and request for longer payment terms. Additionally, because more people are working remotely, we face increased cyber threats that may affect our systems and networks or those of our clients and contractors, and we anticipate the potential for increased costs to maintain and help secure our infrastructure and data.

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

We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. All of our facilities in the Central and Eastern Europe (“CEE”) region have been opened for employees to work following local government guidelines. That said, the COVID-19 pandemic has placed restrictions in movement, and the majority of our employees continue to work remotely. Additionally, we have been successful in transitioning the majority of our workforce to work remotely and this has resulted in minimal disruption in our ability to deliver services to our customers.

In the three months ended June 30, 2020, we took an allowance of $0.8 million for doubtful accounts due to risks posed by the COVID-19 pandemic on our customers’ ability to make payments. We continue to be engaged with all of our customers regarding their ability to fulfill their payment obligations. In the three months ended September 30, 2020, we received payments from multiple customers, including some of the higher risk retail customers. After reassessing our risk profile with our customers’ ability to fulfill their payment obligations, we have lowered our allowance of doubtful accounts from $0.8 million in the three months ended June 30, 2020 to $0.4 million in the three months ended September 30, 2020. We continue to review our accounts receivable on a regular basis and have put in place incremental processes to ensure payments from our customers.

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

We face intense competition.

The market for technology and IT services is highly competitive and subject to rapid change and evolving industry standards and we expect competition to persist and intensify. We face competition from offshore IT services providers in other outsourcing destinations with low wage costs such as India and China and CEE countries, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Industry clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which could reduce our revenues to the extent that our clients obtain services from competing companies. Industry clients may prefer IT services providers that have more locations or that are based in countries that are more cost-competitive, stable and/or secure than some of the emerging markets in which we operate.

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

Damage to our reputation may adversely impact our ability to generate and retain business.

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

Our failure to successfully attract, hire, develop, motivate and retain highly skilled personnel could have a significant adverse effect on our business, financial condition, and results of operations.

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

Our business operations may be severely disrupted if we lose the services of our senior executives and key employees.

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

Failure to adapt to changing technologies, methodologies, and evolving industry standards may have a material adverse effect on our business, financial condition, and results of operations.

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

Security breaches, system failures or errors, and other disruptions to our network could result in disclosure of confidential information and expose us to liability, which would cause our business and reputation to suffer.

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

Our contractors and service providers face similar risks with respect to their facilities and networks used by us, and they also may suffer outages, disruptions, and security incidents and breaches. Breaches and security incidents suffered by us and our contractors and service providers may remain undetected for an extended period. Any such breach, disruption or other circumstance leading to loss, alteration, misappropriation, or unauthorized use, access, acquisition, or disclosure of sensitive or confidential client or customer data suffered by us or our contractors or service providers, or the perception that any may have occurred, could expose us to claims, litigation, and liability, regulatory investigations and proceedings, cause us to lose clients and revenue, disrupt our operations and the services provided to clients, damage our reputation, cause a loss of confidence in our products and services, require us to expend significant resources to protect against further breaches and to rectify problems caused by these events, and result in significant financial and other potential losses.

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

Failure to successfully deliver contracted services or causing disruptions to clients’ businesses may have a material adverse effect on our reputation, business, financial condition, and results of operations.

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

Additionally, our clients may perform audits or require us to perform audits and provide audit reports with respect to the controls and procedures that we use in the performance of services for our clients. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner, with respect to our controls and procedures in connection with any such audit. We could also incur liability if our controls and procedures, or the controls and procedures we manage for a client, were to result in an internal control failure or impair our client’s ability to comply with its own internal control requirements. If we or our partners fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability, which may have a material and adverse effect on our revenues and profitability.

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

We have taken steps to enhance our internal control environment, including hiring a new Chief Financial Officer in December 2019, hiring a Global Controller in May 2020, and hiring additional qualified accounting and financial reporting personnel. Additionally, our new enterprise resource planning system, which has been implemented in phases since January 2020, has enhanced our internal controls over financial reporting. Over the course of the last three quarters of 2020, with a combination of increased personnel, greater automation with software systems, and implementation of more detailed processes and procedures, we believe we are well positioned to remediate our material weakness. Although we seek to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take.

Our global business, especially in CIS and CEE countries, exposes us to significant legal, economic, tax and political risks.

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

The banking and other financial systems in certain Commonwealth of Independent States (“CIS”) and CEE countries that we operate remain subject to periodic instability and generally do not meet the banking standards of more developed markets. A financing crisis or the bankruptcy or insolvency of banks through which we receive, or with which we hold, funds may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business and financial condition.

Furthermore, the emergence of new or escalated tensions in CIS and CEE countries, including the conflict with Russia in connection with the ongoing crisis in Ukraine, allegations of the Russian government interference in the 2016 and 2020 U.S. presidential elections and state-sponsored cyberattacks, could further exacerbate tensions between such countries and the U.S. Such tensions, concerns regarding information security, and potential imposition of additional sanctions by the U.S. and other countries may discourage existing or prospective clients to engage our services, have a negative effect on our ability to develop or maintain our operations in the countries where we currently operate, and disrupt our ability to attract, hire and retain employees. The occurrence of any such event may have a material adverse effect on our business, financial condition and results of operations.

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

Our effective tax rate could be adversely affected by several factors.

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

Global mobility of employees may potentially create additional tax liabilities for us in different jurisdictions.

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

Our functional currency, as well as the functional currency of all of our subsidiaries, is the U.S. dollar. However, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three months ended September 30, 2020, approximately 12%, 11% and 10% of our $28.0 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively, compared to 22%, 13%, and 11%, of our $25.8 million for the three months ended September 30, 2019. During the nine months ended September 30, 2020, approximately 14%, 11% and 10% of our $93.0 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively, compared to 21%, 12%, and 11% of our $74.8 million, for the nine months ended September 30, 2019. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rate Risk” for more information about our exposure to foreign currency exchange rates.

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

Our profitability may suffer if we are unable to maintain our resource utilization and productivity levels, which occurred in the second and third quarters of fiscal year 2020.

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

If we experience a slowdown or stoppage of work for any client, or on any project for which we has dedicated personnel or facilities, including any adverse impacts from the COVID-19 pandemic, which occurred in the second and third quarters of 2020, we may be unable to reallocate these personnel or assets to other clients and projects to keep their utilization and productivity levels high. If we are unable to maintain appropriate resource utilization levels, our profitability may suffer.

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

We face risks associated with long selling and implementation cycle for our services that require significant resource commitments prior to realizing revenues for those services.

We have a long selling cycle for our services, which requires us to expend substantial time and resources to educate clients on the value of our services and our ability to meet their requirements. In certain cases, we may begin work and incur costs prior to executing a contract. Our selling cycle is subject to many risks and delays over which we have little or no control, including clients’ decisions to choose alternatives to our services (such as other IT services providers or in-house resources) and the timing of clients’ budget cycles and approval processes. Therefore, selling cycles for new clients can be especially unpredictable and we may fail to close sales with prospective clients to whom we have devoted significant time and resources. Any significant failure to generate revenues or delays in recognizing revenues after incurring costs related to sales or services processes could have a material adverse effect on our business, financial condition and results of operations.

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

Increases in compensation expenses, including stock-based compensation expenses, could lower our profitability, and dilute our existing stockholders.

Wages and other compensation costs in the countries in which we maintain significant operations are lower than comparable wage costs in more developed countries. Wage inflation could increase our cost of services as well as selling, general and administrative expenses and reduce our profitability.

In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the three months ended September 30, 2020 and 2019, we recorded $5.1 million and $0.1 million, respectively, of stock-based compensation expense related to the grant of options. For the nine months ended September 30, 2020 and 2019, we recorded $13.6 million and $2.0 million, respectively, of stock-based compensation expense related to the grant of options. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. The issuance of equity-based compensation may also result in dilution to stockholders.

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

There is no guarantee that we will accurately assess the creditworthiness of our clients. If clients suffer financial difficulties, it could cause them to delay payments, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations, which has happened as a result of the COVID-19 pandemic. Given the risks associated with the pandemic at some of our customers and their ability to fulfill their payment obligations, we took an allowance for doubtful accounts of $0.9 million, $0.8 million, and $0.4 million in the first, second, and third quarters of 2020, respectively. We review our accounts receivable on a regular basis and have put in place processes to ensure payments from our customers.

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

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may be adversely affected. Furthermore, we may acquire businesses that have inferior margins and profitability levels in comparison to our existing business and this may dilute our overall profitability of the company. This, in turn, may result in adverse financial results and dilution to existing stockholders.

Risks associated with the transparency, quality, and reliability of financials of a business we acquire.

Although we perform due diligence on a targeted business that we intend to acquire, we are exposed to risks associated with the quality and reliability of the financial statements of the acquired business. This risk may be higher with smaller businesses and businesses that are operated in jurisdictions and countries with poorer regulatory and compliance requirements. In such situation where we acquire a target with unreliable financial statements, we are exposed to material risks that may impact the reliability of our overall financial statements and may adversely impact our stock price. Some of the additional risks associated with acquiring a business include, but not limited to the following:

●	inability to integrate or benefit from acquired technologies or services;

●	product synergies, cost reductions, increases in revenue and economies of scale may not materialize as expected;

●	the business culture of the acquired entity may not match well with our culture;

●	unforeseen delays, unanticipated costs and liabilities may arise when integrating operations, processes and systems in geographies where we have not conducted business;

●	unanticipated costs or liabilities associated with the strategic transactions;

●	incurrence of transaction-related costs;

●	assumption of the existing obligations or unforeseen liabilities of the acquired business;

●	difficulty integrating the accounting systems, security infrastructure, operations, and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the current and prospective customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and customers as a result of the strategic transactions;

●	unexpected costs may arise due to unforeseen changes in tax, payroll, pension, labor, trade, environmental and safety policies in new jurisdictions where the acquired entity operates;

●	difficulty in retaining, motivating and integrating key management and other employees of the acquired business;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the strategic transaction.

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

We have been undertaking measures in an effort to comply with the GDPR, CCPA and other applicable privacy and data protection laws and regulations, and complying with these laws and regulations may require us to incur substantial operational costs and to require its data handling practices. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, alter the way we conduct business and/or could otherwise have a material adverse impact on our results of operations. For example, we may find it necessary to establish systems to maintain data originated in certain jurisdictions within those jurisdictions, which may involve substantial expense and distraction from other aspects of our business. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us, may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

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

Recent events, including new policy introductions following the 2020 U.S presidential election, may result in substantial regulatory uncertainty regarding international trade and trade policy. CU.S. policies have called for substantial changes to trade agreements, has increased tariffs on certain goods imported into the U.S. and has raised the possibility of imposing significant, additional tariff increases. In the past, unilateral tariffs on imported products by the U.S. has triggered retaliatory actions from certain foreign governments, including China and Russia, and may trigger retaliatory actions by other foreign governments, potentially resulting in a “trade war.” While we cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for our services, sales and clients and affect the economies of the U.S. and various countries, having an adverse effect on our business, financial condition and results of operations.

Negative publicity about offshore outsourcing or anti-outsourcing legislation and restriction on immigration may have an adverse effect on our business.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the U.S., which is our largest source of revenues. Many organizations and public figures in the U.S. and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT services providers and the loss of jobs in their home countries. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the U.S. A number of U.S. states have passed legislation that restricts state government entities from outsourcing certain work to offshore IT services providers. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain business visas. In addition, current or prospective clients may be discouraged from transferring services to providers that utilize offshore delivery centers such as us to avoid any negative perceptions that may be associated with using an offshore provider or for data privacy and security concerns. As a result, our ability to service our clients could be impaired and we may not be able to compete effectively with competitors that operate primarily from within the countries in which our clients operate. Any such slowdown or reversal of the existing industry trends toward offshore outsourcing may have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Capitalization Matters and Corporate Governance

Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for substantially all disputes between us and our stockholders (other than claims arising under federal securities laws, including the Securities Act or the Exchange Act and any successors thereto), which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers or other employees to us or our stockholders;

●	any action arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or bylaws;

●	any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; and

●	any other action asserting a claim that is governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware.

However, notwithstanding the exclusive forum provisions, our bylaws explicitly state that they would not preclude the filing of claims brought to enforce any liability or duty created under federal securities laws, including the Exchange Act or Securities Act.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Additionally, a court could determine that the exclusive forum provision is unenforceable. If a court were to find the exclusive forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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

As of September 30, 2020, approximately 46.2%% of our outstanding common stock is held or beneficially owned by the Lock-up Stockholders. The concentration of beneficial ownership provides the Lock-up Stockholders with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by these significant stockholders may cause the market price of our common stock to drop significantly.

Approximately 46.2% of our outstanding common stock is held or beneficially owned by Automated Systems Holdings Limited, Teamsun Technology (HK) Limited, Beijing Teamsun Technology Co. Ltd., Benhamou Global Ventures, BGV Opportunity Fund LP, Renascia Fund B LLC, VLSK2019 LLC, Livschitz  Children’s Charitable Trust, Victoria Livschitz Charitable Trust, O. Fox Charitable Trust, and GDD International Holdings Company (together, the “Lock-up Stockholders”) and approximately 15.6% of our outstanding common stock is held or beneficially owned by our directors and officers or persons affiliated with our directors and officers (including shares owned by the Lock-up Stockholders).

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

In addition, the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) have entered into a side letter with us pursuant to which, among other things, each of the Sponsor and Cantor agreed to refrain from selling, transferring or otherwise disposing of up to 1,090,000 and 110,000 shares, respectively, of our common stock (such portion, the “Earnout Shares”) that it holds, until certain release events have been realized. Under the terms of the side letter, each of the Sponsor and Cantor will be able to sell or transfer one-third of its respective Earnout Shares upon the price of our common stock reaching a price of $12.00 per share, an additional one-third of its respective Earnout Shares upon the stock price reaching a price of $13.50 per share and the final one-third of its respective Earnout Shares upon the stock price reaching a price of $15.00 per share, in each case where such price targets were achieved for a minimum of 20 days out of a 30-day trading period during the applicable earn out period.

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

Grid Dynamics Holdings, Inc.

Date: November 5, 2020	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)