Form 10-K
period 2020-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2021-03-05
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $187 million based on the closing price of the registrant’s common stock on June 30, 2020 of $6.90 per share, as reported by the NASDAQ Capital Market (the “NASDAQ”). Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2021, there were 53,802,690 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the evolution of the digital engineering and information technology services landscape facing our customers and prospects;

●	our ability to educate the market regarding the advantages of our digital transformation products;

●	our ability to maintain an adequate rate of revenue growth;

●	our future financial and operating results;

●	our business plan and our ability to effectively manage our growth and associated investments;

●	beliefs and objectives for future operations;

●	our ability to expand a leadership position in enterprise-level digital transformation;

●	our ability to attract and retain customers;

●	our ability to further penetrate our existing customer base;

●	our ability to maintain our competitive technological advantages against new entrants in our industry;

●	our ability to timely and effectively scale and adapt our existing technology;

●	our ability to innovate new products and services and bring them to market in a timely manner;

●	our ability to maintain, protect, and enhance our brand and intellectual property;

●	our ability to capitalize on changing market conditions;

●	our ability to develop strategic partnerships;

●	benefits associated with the use of our services;

●	our ability to expand internationally;

●	our ability to raise financing in the future;

●	operating expenses, including changes in research and development, sales and marketing, and general administrative expenses;

●	the effects of seasonal trends on our results of operations;

●	our ability to grow and manage growth profitably and retain our key employees;

●	the expected benefits and effects of strategic acquisitions of business, products or technologies;

●	our ability to maintain the listing of our shares of common stock and our warrants on the NASDAQ;

ii

●	costs related to being a public company;

●	changes in applicable laws or regulations;

●	the possibility that we have been and may continue to be adversely affected by other economic, business, and/or competitive factors, including the effects of the global COVID-19 pandemic; and

●	other risks and uncertainties indicated in this Annual Report on Form 10-K, including those set forth in Item 1A, “Risk Factors.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

iii

PART I

ITEM 1. BUSINESS

Business Combination

On March 5, 2020, a wholly-owned subsidiary (“Merger Sub 1”) of ChaSerg Technology Acquisition Corp., a Delaware corporation (“ChaSerg”), merged with and into Grid Dynamics International, Inc., a California corporation (“GDI”), with GDI surviving the merger (the “Initial Merger”). Immediately following the Initial Merger, GDI merged with and into another wholly-owned subsidiary of ChaSerg (“Merger Sub 2”) with Merger Sub 2 surviving; Merger Sub 2 was then renamed “Grid Dynamics International, LLC,” and ChaSerg was then renamed “Grid Dynamics Holdings, Inc.” (the “Business Combination”). As of the open of trading on March 6, 2020, the common stock and warrants of Grid Dynamics Holdings, Inc. (“Grid Dynamics,” “GDH,” the “Company,” “we,” “us,” or “our”), formerly those of ChaSerg, began trading on the NASDAQ as “GDYN” and “GDYNW,” respectively.

Business Overview

Grid Dynamics is an emerging leader in enterprise-level digital transformations in Fortune 1000 companies. For enterprises that create innovative digital products and experiences, Grid Dynamics offers close collaboration to provide digital transformation initiatives that span strategy consulting, development of early prototypes and enterprise-scale delivery of new digital platforms. Since its inception in 2006 in Menlo Park, California, as a grid and cloud consultancy firm, Grid Dynamics has been on the forefront of digital transformation, working on big ideas like cloud computing, NOSQL, DevOps, microservices, big data and artificial intelligence (“AI”), and quickly established itself as a provider of choice for technology and digital enterprise companies.

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

Grid Dynamics believes that the key to its success is a business culture that puts products over projects, client success over contract terms and real business results over pure technical innovation. By leveraging Grid Dynamics’ proprietary processes optimized for innovation, emphasis on talent development and technical expertise, Grid Dynamics has been able to achieve significant growth, increasing our revenue from $91.9 million for the year ended December 31, 2018 to $111.3 million for the year ended December 31, 2020, a 21% increase, although revenue for 2020 decreased 6% from $118.3 million for the year ended December 31, 2019 mostly due to disruptions caused to our Retail Vertical which was negatively impacted by the COVID-19 pandemic.

On December 14, 2020, we acquired Netherland-based Daxx Web Industries B.V. (“Daxx”) in an all-cash transaction. Headquartered in Amsterdam, and with 492 employees, Daxx has engineering centers situated in major tech hubs across Ukraine. Daxx has over 20 years of experience in delivering software services to clients across a wide range of industry verticals that include high-tech, digital media, healthcare, and education. Some of the key capabilities include consulting services spanning agile process reengineering, lean development, and DevOps. Daxx serves customers in the Netherlands, Germany, U.K., and U.S., and has strong relationships with high-growth start-ups and established software companies. We believe the acquisition of Daxx will enable our company to have a stronger foothold in Europe and will enable us to continue diversifying our business.

Industry Background and Market Opportunity

Digital transformation is a rapidly expanding market which is still in its early stages. Enterprises strive to compete in the digital world, facing the need to transform to survive attacks from the nimbler and more technologically advanced newcomers. Traditional approaches to managing information technology as a mix of vendor solutions and outsourced services often break down in the face of the imperative to innovate through technology.

Increasingly, business executives are looking at use of technology as a competitive advantage rather than a way to cut costs. The rise of AI signifies a shift from automation of business process to automation of decision making itself. In an effort to differentiate, corporations are directing investments towards building digital new products and experiences, instead of buying off-the-shelf software products. This drives demand for highly technical software development, creating an opportunity for pure-play software development service providers such as Grid Dynamics.

As the demand for technical software development talent continues to grow, the shortage of this talent in the United States and Europe, as well as the inability of non-technology-based companies to attract and retain such talent, encourages organizations to look to third parties, such as Grid Dynamics, to satisfy the demand.

Further, the growing acceptance of the offshore delivery model, beyond the traditional India-based IT services provider, has created significant opportunities for software development service providers delivering from CEE. CEE-based service providers now compete against the largest global IT service providers and are capable of providing complex technology services. Grid Dynamics believes that CEE is increasingly known for the quality of its software development talent, enabled in part by decades of focus on fundamental STEM disciplines in higher education. CEE-based teams and individuals are frequent winners of programming contests such as the ones held by the Association for Computing Machinery, or ACM, TopCoder and Kaggle.

Grid Dynamics believes that this disparity between the supply and demand for technical talent can be a significant opportunity for Grid Dynamics.

Strategies and Strengths

Grid Dynamics’ objective is to become a global leader in enabling digital transformation at Fortune 1000 companies. Grid Dynamics’ strategy to achieve such objective is based on leveraging the following core strengths.

Proprietary Processes Optimized for Innovation

Grid Dynamics recognizes the changing dynamics of IT outsourcing. Increasingly, corporations expect their service providers to participate and help shape innovation programs, which are not addressed well by the traditional service models used by outsourcing providers. Grid Dynamics melds technical consulting, engineering and analytics competencies into unified, cross-functional digital teams which are designed to respond and adapt to the change in the client’s business. The effectiveness of such teams is further increased by a close collaboration with the client’s technology leadership teams and active inquiry into client’s business priorities on all levels.

Culture-First Approach to Talent Development

The ever-increasing role of digital transformation leads to the emergence of a new kind of business leader that combines a vision of business transformation with deep understanding of information technology. Earning the trust of these leaders is one of the pillars of Grid Dynamics’ success. Grid Dynamics selects, trains and promotes its technical leadership based on the following cultural principles.

●	Global integration. Demands of modern businesses transcend cultural, political and language boundaries. Grid Dynamics builds teams which are transparently distributed across countries, time zones and reporting lines. Decisions on hiring, staffing and promotion are all managed centrally from Grid Dynamics’ U.S. offices, allowing Grid Dynamics to optimize for quality rather than convenience.

●	Partnership with client. Grid Dynamics demands accountability and ownership of the client’s success, whether or not such success is a contractual matter. Understanding Grid Dynamics clients’ goals and ability to manage such goals across reporting lines is a must for any leadership role within Grid Dynamics. Therefore, Grid Dynamics places a significant proportion of its IT personnel at client sites and offers team members temporary assignments to client locations through fellowships.

●	Technological innovation. Understanding digital transformation and successfully delivering IT programs is impossible without a strong understanding of emerging technology. Deep knowledge of how new technology, such as cloud, big data and AI, transforms the way corporations develop their businesses is a pre-requisite for leadership roles in Grid Dynamics.

●	Education. Grid Dynamics believes that technology changes rapidly, and it is critical for Grid Dynamics ‘employees to adapt even more rapidly. Grid Dynamics offers many formal and informal training programs, such as Grid University, an online education platform with thousands of hours of training videos, to ensure that professionals can expand and enhance their capabilities.

Technical Expertise and Scalable Engineering

Grid Dynamics believes in strong infrastructure underpinning mission-critical services. From its inception, Grid Dynamics has been focusing on developing and using its expertise in the latest technologies, such as AI and conversational systems, cloud engineering solutions, data platform, data science and analytical data platforms, DevOps, MLOps, microservices, mobile, QA automation, search and user interfaces. By making such emerging technologies accessible to clients through the use of proprietary skill development programs, industry experience and solution accelerators, Grid Dynamics seeks to strengthen its position as a technical leader with its established clients and attract new clients.

Services and Solutions

In the rapidly evolving market of engineering and IT services, customers are increasingly looking for service providers that can be a co-innovation partner rather than a cost saving measure. Grid Dynamics addresses this need by focusing on high value, high impact services. The key service and solutions offerings are the following:

Technical Consulting

Grid Dynamics provides technical consulting services to help executives in charge of digital transformation define an ambitious, yet achievable roadmap, quantify business value attained through new technology, select the right technology stack, develop reference architecture and guide the transformational journey every step of the way.

Lean Prototypes

Grid Dynamics helps enterprises prototype and test new ideas. This includes both proof-of-concept implementations, which can be rapidly put in front of the end users to verify business assumptions, as well as sophisticated, long-running labs that cross organizational walls to establish feasibility and de-risk large transformational programs. Self-sufficient teams move quickly, use the latest technologies and aim to solve the business use case to demonstrate measurable value to the business stakeholders.

Digital Intelligence

Grid Dynamics helps corporations transform from automation of business processes to automation of decision making. To this end, Grid Dynamics deploys data science approaches to analyze client challenges and arrive at a strategy which produces measurable outcomes. This continuous “analyze-assess-decide-measure” cycle becomes the foundation of AI programs, leveraging the latest technologies to constantly react to real-time changes in consumer behavior.

Scalable Engineering

Grid Dynamics believes in strong infrastructure underpinning mission-critical services. From inception, Grid Dynamics engineers pushed the boundaries of IT performance, developing a strong expertise in distributed systems. Grid Dynamics’ experience in cloud, NoSQL, big data, grid computing and performance engineering helps its clients go beyond the capabilities provided by off-the-shelf products.

Development Culture

Grid Dynamics helps clients to contain and rearchitect legacy platforms as a part of the digital transformation journey. A significant factor in the success of legacy transformation is the robustness of the process of breaking down and reassembling monolithic systems into smaller, more manageable pieces. Grid Dynamics has a deep expertise in building agile teams, which are adept at realizing incremental value through a cycle of continuous delivery enabled by automated quality and security assurance. Grid Dynamics offers its clients services that help enable continuous integration, continuous delivery and DevOps at enterprise scale.

Experience Design

Grid Dynamics helps clients achieve higher rates of conversion and end user satisfaction by improving the service experience across engagement channels. This includes transformation of the web user interfaces to a responsive/adaptive model, design and development of next-gen mobile applications as well as leveraging new channels of engagement such as conversational interfaces.

Verticals

Grid Dynamics has strong vertical-specific domain knowledge backed by extensive experience. By merging technology with business processes, Grid Dynamics delivers tailored solutions in several key industry verticals: Retail, Technology, Consumer Packaged goods (CPG)/manufacturing, and Finance.

Technology

Grid Dynamics has a strong presence in the digital technology sector, particularly among analytics, SaaS and platform vendors which are driven by a constant need for innovation. Grid Dynamics’ long-lasting expertise in complex open-source technology and in building massively scalable distributed systems, the company-wide culture of agile co-creation as well as a deep understanding of digital commerce have enabled Grid Dynamics to build strong business relationships with the leading players in this sector. For example, Grid Dynamics has been providing software engineering, continuous delivery and deployment automation, machine learning, internal tool development and quality engineering services to one of the largest cloud services providers, becoming one of their key technological services partners.

Retail

By utilizing Grid Dynamics’ deep expertise in the digital retail space and providing a mix of consulting and engineering services, Grid Dynamics enables its clients to win market share, shorten time to market and reduce costs of digital operations. For example, Grid Dynamics has worked closely with a large U.S. retail company over a span of many years to develop a strategic omnichannel transformation program and became a key contributor to the development of a new omnichannel platform including consumer experience, product discovery, analytics and inventory optimization.

CPG/Manufacturing

Grid Dynamics helps its manufacturing customers to harness digital transformation by applying novel approaches to engage the consumers directly and optimize the back-end supply chain. For example, Grid Dynamics accelerated digital transformation in a global CPG company by building direct-to-consumer capabilities, modernizing an omnichannel pricing engine, and optimizing operational efficiency with modern data analytics and AI.

Finance

In the early days of Grid Dynamics, the financial sector recognized it for the ability to tackle high-end technology programs, such as moving from the batch to real-time fraud detection. Today, Grid Dynamics has evolved from a niche provider to a proven partner able to enable agility and time to market in the most challenging regulatory environments. For example, a major commercial bank chose Grid Dynamics to solve the challenge of evolving its security frameworks to realize benefits from cloud and DevOps.

The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year ended December 31,
(dollars in thousands, except per share data)	2020		2019		2018
		% of revenue		% of revenue		% of revenue
Tech, Media and Telecom	$45,362	40.8%	$32,337	27.3%	$23,485	25.6%
Retail	33,975	30.5%	67,367	56.9%	58,544	63.7%
Finance	13,589	12.2%	12,479	10.6%	8,089	8.8%
CPG/Manufacturing	14,202	12.8%	4,850	4.1%	1,330	1.4%
Other (1)	4,155	3.7%	1,293	1.1%	417	0.5%
Total	$111,283	100.0%	$118,326	100.0%	$91,865	100.0%

(1)	Includes Daxx

Delivery Model and Operating Structure

Our service delivery model involves using an efficient mix of on-site, off-site and offshore staffing. We believe that the combination of our delivery model optimized for co-innovation and the placement of our technology leaders at clients’ premises creates a key competitive advantage that enables us to better understand and meet a client’s diverse needs.

The majority of Grid Dynamics’ engineering personnel is located within Grid Dynamics’ engineering centers in the United States and CEE. As of December 31, 2020, Grid Dynamics had 1,894 full-time and part-time personnel and delivered services from 12 engineering centers in the following locations:

●	San Ramon, California, United States - Global Headquarters

●	Plano, Texas, United States

●	Amsterdam, Netherlands

●	Krakow, Poland

●	Wroclaw, Poland

●	St. Petersburg, Russia

●	Saratov, Russia

●	Belgrade, Serbia

●	Kyiv, Ukraine

●	Kharkiv, Ukraine

●	Lviv, Ukraine

●	Dnipro, Ukraine

Grid Dynamics also places a significant proportion of its IT professionals at client premises and promotes temporary assignments to client locations.

Quality and Process Management

Grid Dynamics enforces stringent security standards and has maintained a continuous ISO 27001:2013 certification since August 2014. All key company locations, departments and teams are within the scope of the deployed information security management system.

Grid Dynamics policies, standards and procedures are reviewed annually during both internal and external certification audits. Grid Dynamics has successfully passed seven ISO 27001:2013 audits, as well as over a dozen exhaustive audits from top financial services customers.

Sales and Marketing

Grid Dynamics’ sales and marketing strategy focuses on increasing revenues from new and existing clients through a “land and expand” strategy. Grid Dynamics’ technology leaders deployed at clients’ premises play an integral role in identifying, developing and expanding potential business opportunities. This strategy has been effective both in deepening relationships with existing clients and increasing the number of Grid Dynamics’ clients.

Grid Dynamics has an “85/10/5” strategy where 85% of projected revenue is expected from clients with whom we have worked for over two years, 10% from clients with whom we have worked for one to two years and 5% from clients with whom we have worked for less than a year.

Grid Dynamics focuses its business development efforts in the North   American market. We believe the acquisition of Daxx will enable our company to have a stronger foothold in Europe and to continue diversifying our business.

Grid Dynamics also maintains a dedicated sales force as well as a marketing team, which coordinates corporate-level branding efforts that range from sponsorship of programming competitions to participation in and hosting of industry conferences and events.

Customers

Grid Dynamics’ client base primarily consists of Fortune 1000 corporations based in North   America. With the acquisition of Daxx in December 2020, we have gained customers in the Netherlands, Germany, U.K., as well as the U.S.

Grid Dynamics has a high level of revenue concentration with certain clients. In the year ended December 31, 2020 Grid Dynamics top two customers each accounted for 10% or more of Grid Dynamics revenue. In the year ended December 31, 2019 Grid Dynamics top three customers each accounted for 10% or more of Grid Dynamics’ revenue.

Grid Dynamics typically enters into a master services agreement with its clients, which provides a framework for services that is then supplemented by statements of work, which specify the particulars of each individual engagement.

Competition

Grid Dynamics faces competition from both global IT services providers as well as those based in CEE. Grid Dynamics believes that the principal competitive factors in its business include technical expertise and industry knowledge, culture, reputation and track record for high-quality and on-time delivery of work, effective employee recruiting, training and retention, responsiveness to clients’ business needs and financial stability.

Grid Dynamics faces competition primarily from:

●	emerging mid-cap digital services companies, such as Globant and Endava;

●	large global consulting and outsourcing firms, such as Accenture plc, Atos Origin, Capgemini SE, DXC and IBM, and EPAM Systems.

●	India-based technology outsourcing IT services providers, such as Cognizant Technology Solutions Corporation, GlobalLogic, HCL Technologies, Infosys Technologies, Mindtree, Sapient, Symphony Technology Group, Tata Consultancy Services Limited, and Wipro; and

●	in-house IT departments of Grid Dynamics’ clients and potential clients; and

●	Daxx primary competitors are Andersen Lab, Ciklum, and SoftServe, Inc., with respect to our Daxx business

Given Grid Dynamics’ focus on complex digital transformation programs, technical employee base and the development and continuous improvement in new software technology, Grid Dynamics believes that it is well positioned to compete effectively in the future.

Human Capital and Employees

People are critical to the success of Grid Dynamics. Accordingly, attracting and retaining employees is a key factor in Grid Dynamics’ ability to grow revenues and meet its clients’ needs. As of December 31, 2020, Grid Dynamics had 1,894 personnel across six countries (the U.S., the Netherlands, Poland, Serbia, Russia and Ukraine).

Recruitment and Retention

Grid Dynamics hires both for technical skills and cultural fit. The reality of the changing technological landscape demands that our engineering personnel are able to continuously acquire new proficiencies and skills.

Grid Dynamics’ hiring program is driven by demand within current and projected clients. Projections of client demand are constantly reviewed to ensure that we maintain a proper recruiting and training pipeline. The geographical spread helps Grid Dynamics to shorten the time to identify and recruit top technical talent. Grid Dynamics targets the top 10% of technical talent from top technical universities. Nearly 100% of Grid Dynamics’ engineering personnel have advanced degrees in computer science.

To attract, retain and motivate IT professionals, Grid Dynamics seeks to provide an environment and culture that rewards entrepreneurial initiative and performance. In addition, Grid Dynamics offers a challenging work environment, ongoing skills development initiatives and attractive career advancement and promotion opportunities.

Grid Dynamics believes that it maintains a good working relationship with its employees and has not experienced any labor disputes. Grid Dynamics’ employees have not entered into any collective bargaining agreements.

Training and Development

Grid Dynamics dedicates significant resources to the training and development of its technical leaders. The company believes in the importance of supporting educational initiatives and sponsors employees’ participation in internal and external training and certifications.

Every year Grid Dynamics delivers hundreds of courses in emerging technologies to its engineers using the Grid University online education platform. Employees can also take advantage of educational and certification programs offered by the technology leaders both in open-source as well as in proprietary spaces.

Furthermore, through Grid Dynamics, deep relationships with top local universities, forged over years of collaboration, and specialized recruiting programs, Grid Dynamics can scale the hiring and staffing of new engineering teams to support complex technical programs.

Grid Dynamics also provides ongoing English language training at all of its delivery centers to maintain and enhance the English language skills of its IT professionals.

Management Training Programs

Grid Dynamics offers support, training and mentoring programs to managers through the Grid Dynamics Manager Training School. Various courses in project management and leadership skills help managers build strong teams through positive work environment, group inspiration and individual motivation.

Internships

Grid Dynamics has a long-standing tradition of running internship programs for students and junior engineers. The company opens its doors to young, promising engineers who are ready for a life-changing career of working on complex projects in big data, machine learning, AI and other emerging technologies.

Each intern works with a mentor who helps them adapt, shares knowledge and supports them in developing the necessary skills.

Intellectual Property

Protection of intellectual property rights is paramount to Grid Dynamics and its clients. Grid Dynamics relies on a combination of trade secret, patent, copyright and trademark laws as well as confidentiality procedures and contractual provisions to protect its intellectual property. Grid Dynamics requires its employees, independent contractors, vendors and clients to enter into written confidentiality agreements upon the commencement of their relationships with Grid Dynamics. These agreements generally provide that any confidential or proprietary information disclosed or otherwise made available by Grid Dynamics must be kept confidential.

Grid Dynamics customarily enters into non-disclosure agreements with its clients with respect to the use of their software systems and platforms. Grid Dynamics’ clients usually own the intellectual property in the software or systems Grid Dynamics develops for them. Furthermore, Grid Dynamics usually grants a perpetual, worldwide, royalty-free, nonexclusive, transferable and non-revocable license to its clients to use its preexisting intellectual property to the extent necessary in order to use the software or systems Grid Dynamics developed for them.

Grid Dynamics and its clients often use open-source software to improve quality and reduce time-to-market. Grid Dynamics works with the compliance departments of its clients to comply with the client’s open-source licensing policies.

Regulations

Due to the industry and geographic diversity of Grid Dynamics’ operations and services, Grid Dynamics’ operations are subject to a variety of laws and regulations in the United States, Russia, Ukraine and other CEE countries. See Item 1A, “Risk Factors—Risks Related to Government Regulations”.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, accordingly, file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, with the Securities and Exchange Commission (the “SEC”). In addition, the SEC maintains a website (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the SEC.

We maintain a website at www.griddynamics.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Report or our other filings with the SEC, and should not be relied upon.

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. See the section titled “Special Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K for a discussion of the forward-looking statements that are qualified by these risk factors. If any of these known or unknown risks or uncertainties actually occurs and have a material adverse effect on us, our business, financial condition and results of operations could be seriously harmed.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

●	We have a relatively short operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful and may adversely impact our stock price.

●	We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

●	Our revenues have historically been highly dependent on a limited number of clients and industries that are affected by seasonal trends, and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.

●	The impact of the COVID-19 pandemic has and may continue to affect our overall financial performance, business operations, and stock price.

●	Our revenues are highly dependent on clients primarily located in the U.S. Any economic downturn in the U.S. or in other parts of the world, including Europe, or disruptions in the credit markets may have a material adverse effect on our business, financial condition and results of operations.

●	We face intense competition.

●	Damage to our reputation may adversely impact our ability to generate and retain business.

●	Our failure to successfully attract, hire, develop, motivate and retain highly skilled personnel could have a significant adverse effect on our business, financial condition, and results of operations.

●	Our business operations may be severely disrupted if we lose the services of our senior executives and key employees.

●	Failure to adapt to changing technologies, methodologies, and evolving industry standards may have a material adverse effect on our business, financial condition, and results of operations.

●	Security breaches, system failures or errors, and other disruptions to our network could result in disclosure of confidential information and expose us to liability, which would cause our business and reputation to suffer.

●	Undetected software design defects, errors or failures may result in loss of business or in liabilities that could have a material adverse effect on our reputation, business and results of operations.

●	Acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations, we may not achieve the financial and strategic goals that were contemplated at the time of a transaction, and we may be exposed to claims, liabilities and disputes as a result of the transaction that may adversely impact our business, operating results and financial condition.

Risks Related to Our Business, Operations and Industry

We have a relatively short operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate future prospects and may increase the risk that we will not continue to be successful and may adversely impact our stock price.

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

As a recently formed public company, our stock performance is highly dependent on our ability to successfully execute and grow the business. Consequently, our stock price may be adversely impacted by our inability to execute to our plan, our inability to meet or exceed forward looking financial forecasts, and our inability to achieve our stated short-term and long-term goals.

We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

Continued growth and expansion may increase challenges we face in recruiting, training and retaining sufficiently skilled professionals and management personnel, maintaining effective oversight of personnel and delivery centers, developing financial and management controls, coordinating effectively across geographies and business units, and preserving our culture and values. Failure to manage growth effectively could have a material adverse effect on the quality of the execution of our engagements, our ability to attract and retain IT professionals, as well as our business, financial condition and results of operations.

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

Our revenues have historically been highly dependent on a limited number of clients and industries that are affected by seasonal trends, and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.

Our revenues have historically been highly dependent on a limited number of clients. In 2020, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 79% and 87% of our revenue from our 10 largest clients during the year ended December 31, 2020 and 2019. Our top two clients each accounted for 10% or more of our revenue during the year ended December 31, 2020 and our top three clients each accounted for 10% or more of our revenue during the year ended December 31, 2019. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top two industry verticals: technology and retail. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.

Our business is also subject to seasonal trends that impact our revenues and profitability between quarters, driven by the timing of holidays in the countries in which we operate and the U.S. retail cycle, which drives the behavior of several of our retail clients. Excluding the impact of growth in our book of business, we have historically recorded higher revenue and gross profit in the second and third quarters of each year compared to the first and fourth quarters of each year. The Christmas holiday season in Russia and Ukraine, for example, falls in the first quarter of the calendar year, resulting in reduced activity and billable hours of our engineering personnel. In addition, many of our retail sector clients tend to slow their discretionary spending during the holiday sale season, which typically lasts from late November (before Thanksgiving) through late December (after Christmas). Such seasonal trends may cause reductions in our profitability and profit margins during periods affected.

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

In December 2019, a novel coronavirus COVID-19 was reported in China, and in March 2020, the World Health Organization declared it a pandemic. This contagious disease pandemic has continued to spread across the globe and is impacting worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. In response to this global pandemic, local, state, and federal governments have been prompted to take unprecedented steps that include, but are not limited to, travel restrictions, closure of businesses, social distancing, and quarantines.

From March 2020 onwards, we started witnessing the impacts of the COVID-19 pandemic to our revenues, largely as a consequence of the effect of the pandemic on the business conditions at some of our customers’ operations. The impacts have been more pronounced at our customers exposed to the retail segment where store closures resulted in sales being severely impacted. Although we witnessed sequential growth in this segment in the second half of 2020, revenues from most of our retail customers have not come back to pre-COVID-19 levels. The impact of the pandemic to other segments of our business has largely been determined by customer-specific dynamics. The ongoing COVID-19 pandemic may pose risks in the future to our business as some of our customers are unable to recover to pre-COVID 19 levels of operation. Examples of the COVID-19 pandemic’s impact to our business have included a temporary scale back to our personnel on projects, our customers placing projects and SOWs on temporary hold, and request for longer payment terms. Additionally, because more of our personnel are working remotely, we face increased cyber threats that may affect our systems and networks or those of our clients and contractors, and we anticipate the potential for increased costs to maintain and help secure our infrastructure and data.

There are no comparable recent events which may provide guidance as to the effect of the spread and the ultimate impact of the COVID-19 pandemic. Consequently, the total magnitude of impact to our business and duration of impact is uncertain and difficult to reasonably estimate at this time.

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

In the three months ended December 31, 2020, our allowance for doubtful accounts was $0.4 million and we continue to be engaged with all of our customers regarding their ability to fulfill their payment obligations. We continue to review our accounts receivable on a regular basis and have put in place regular review and processes to ensure payments from our customers.

Our revenues are highly dependent on clients primarily located in the U.S. Any economic downturn in the U.S. or in other parts of the world, including Europe, or disruptions in the credit markets may have a material adverse effect on our business, financial condition and results of operations.

The IT services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. We derive the majority of our revenues from clients in the U.S. In the event of an economic downturn in the U.S. or in other parts of the world, including Europe (where we have gained customers in the Netherlands, Germany and the U.K. through our acquisition of Daxx in December 2020), our existing and prospective clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and may have a material adverse effect on our business, financial condition and results of operations. In addition, if a disruption in the credit markets were to occur, it could pose a risk to our business if clients or vendors are unable to obtain financing to meet payment or delivery obligations to us or if we are unable to obtain necessary financing. The COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small, medium as well as large-sized businesses. Although the U.S. government and others throughout the world have or have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether these government actions will be sufficient to successfully avert or mitigate any economic downturn. Any economic downturn resulting from the COVID-19 pandemic and preventative measures taken by governments and private business worldwide could decrease technology spending and negatively affect demand for our offerings, which could materially adversely affect our business, prospects, financial condition and results of operations.

We face intense competition.

The market for technology and IT services is highly competitive and subject to rapid change and evolving industry standards and we expect competition to persist and intensify. We face competition from offshore IT services providers in other outsourcing destinations with low wage costs such as India, China, CEE countries and Latin America, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Industry clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which could reduce our revenues to the extent that our clients obtain services from competing companies. Industry clients may prefer IT services providers that have more locations or that are based in countries that are more cost-competitive, stable and/or secure than some of the emerging markets in which we operate.

Our primary competitors include IT service providers such as Andersen Lab, Ciklum, EPAM Systems, Inc., Globant S.A. and Endava plc; global consulting and traditional IT services companies, such as Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation, SoftServe, Inc. and Tata Consultancy Services Limited; and in-house development departments of our clients. Many of our present and potential competitors have substantially greater financial, marketing and technical resources, and name recognition than we do. Therefore, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of technology and IT services and we may be unable to retain our clients while competing against such competitors. Increased competition as well as our inability to compete successfully may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our continued growth and success and operational efficiency is dependent on our ability to attract, hire, develop, motivate and retain highly skilled personnel, including IT engineers and other technical personnel, in the geographically diverse locations in which we operate. Competition for highly skilled IT professionals can be intense in the regions in which we operate, and we may experience significant employee attrition rates due to such competition. While our management targets a voluntary attrition rate (expressed as a percentage) no higher than in the low-twenties, the significant market demand for highly skilled IT personnel and competitors’ activities may induce our qualified personnel to leave and make it more difficult for us to recruit new employees with suitable knowledge, experience and professional qualifications. High attrition rates of IT personnel would increase our operating costs, including hiring and training costs, and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business. Failure to attract, hire, develop, motivate and retain personnel with the skills necessary to serve our clients could decrease our ability to meet and develop ongoing and future business and could materially adversely affect our business, financial condition and results of operations.

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

Development and introduction of new services and products is expected to become increasingly complex and expensive, involve a significant commitment of time and resources, and subject to a number of risks and challenges, including:

●	difficulty or cost in updating services, applications, tools and software and in developing new services quickly enough to meet clients’ needs;

●	difficulty or cost in making some features of software work effectively and securely over the Internet or with new or changed operating systems;

●	difficulty or cost in updating software and services to keep pace with evolving industry standards, methodologies, regulatory and other developments in the industries where our clients operate; and

●	difficulty or cost in maintaining a high level of quality and reliability as we implement new technologies and methodologies.

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

We often have access, or are required, to collect, process, transmit and store sensitive or confidential client and customer data, including intellectual property, proprietary business information of Grid Dynamics and our clients, and personally identifiable information of our clients, customers, employees, contractors, service providers, and others. We use our data centers and networks, and certain networks and other facilities and equipment of our contractors and service providers, for these purposes. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks and disruptions by hackers or other third parties or otherwise may be breached due to human error, phishing attacks, social engineering, malfeasance or other disruptions. During the COVID-19 pandemic, because more of our personnel are working remotely, we face increased risks of such attacks and disruptions that may affect our systems and networks or those of our clients and contractors. Any such breach or disruption could compromise our data centers, networks and other equipment and the information stored or processed there could be accessed, disclosed, altered, misappropriated, lost or stolen. In addition, any failure or breach of security in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition or disclosure of sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if Grid Dynamics’ and our contractors’ networks and other facilities and equipment were not compromised.

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

Our errors and omissions insurance covering certain damages and expenses may not be sufficient to compensate for all liability. Although we maintain insurance for liabilities incurred as a result of certain security-related damages, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations, and reputation.

Undetected software design defects, errors or failures may result in loss of business or in liabilities that could have a material adverse effect on our reputation, business and results of operations.

Our services involve developing software solutions for our clients and we may be required to make certain representations and warranties to our clients regarding the quality and functionality of our software. Given that our software solutions have a high degree of technological complexity, they could contain design defects or errors that are difficult to detect or correct. We cannot provide assurances that, despite testing by us, errors or defects will not be found in our software solutions. Any such errors or defects could result in litigation, other claims for damages against us, the loss of current clients and loss of, or delay in, revenues, loss of market share, a failure to attract new clients or achieve market acceptance, diversion of development resources, increased support or service costs, as well as reputational harm and thus could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

We do not have long-term commitments from our clients, and our clients may terminate contracts before completion or choose not to renew contracts.

Our clients are generally not obligated for any long-term commitments to us. Although a substantial majority of our revenues are generated from repeated business, which we define as revenues from a client who also contributed to our revenues during the prior year, our engagements with our clients are typically for projects that are singular in nature. In addition, our clients can terminate many of our master services agreements and work orders with or without cause, and in most cases without any cancellation charge. Therefore, we must seek to obtain new engagements when our current engagements are successfully completed or are terminated as well as maintain relationships with existing clients and secure new clients to expand our business.

There are a number of factors relating to our clients that are outside of our control which might lead them to terminate a contract or project with us, including:

●	financial difficulties for the client;

●	a change in strategic priorities, resulting in elimination of the impetus for the project or a reduced level of technology spending;

●	a change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors;

●	the replacement by our clients of existing software with packaged software supported by licensors; and

●	mergers and acquisitions or significant corporate restructurings.

Failure to perform or observe any contractual obligations could result in cancellation or non-renewal of a contract, which could cause us to experience a higher than expected number of unassigned employees and an increase in our cost of revenues as a percentage of revenues, until we are able to reduce or reallocate our headcount. The ability of our clients to terminate agreements makes our future revenues uncertain. We may not be able to replace any client that elects to terminate or not renew its contract with us, which could materially adversely affect our revenues and thus our results of operations.

In addition, some of our agreements specify that if a change of control of our company occurs during the term of the agreement, the client has the right to terminate the agreement. If any future event triggers any change-of- control provision in our client contracts, these master services agreements may be terminated, which would result in loss of revenues.

Failure to successfully deliver contracted services or causing disruptions to clients’ businesses may have a material adverse effect on our reputation, business, financial condition, and results of operations.

Our business is dependent on our ability to successfully deliver contracted services in a timely manner. Any partial or complete failure of our equipment or systems, or any major disruption to basic infrastructure like power and telecommunications in the locations in which we operate, could impede our ability to provide contracted services to our clients. In addition, if our professionals make errors in the course of delivering services to our clients or fail to consistently meet the service requirements of a client, these errors or failures could disrupt the client’s business. Any failure to successfully deliver contracted services or causing disruptions to a client’s business, including the occurrence of any failure in a client’s system or breach of security relating to the services provided by us, may expose us to substantial liabilities and have a material adverse effect on our reputation, business, financial condition and results of operations.

Additionally, our clients may perform audits or require us to perform audits and provide audit reports with respect to the IT and financial controls and procedures that we use in the performance of services for our clients. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner, with respect to our controls and procedures in connection with any such audit. We could also incur liability if our controls and procedures, or the controls and procedures we manage for a client, were to result in an internal control failure or impair our client’s ability to comply with its own internal control requirements. If we or our partners fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability, which may have a material and adverse effect on our reputation, business, financial condition, and results of operations.

We rely on software, hardware and SaaS technologies from third parties that may be difficult to replace or that may cause errors or defects in, or failures of, our services or solutions.

We rely on software and hardware from various third parties as well as hosted SaaS applications from third parties to deliver our services and solutions. If any of these software, hardware or SaaS applications become unavailable due to loss of license, extended outages, interruptions, or because they are no longer available on commercially reasonable terms, there may be delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could increase our expenses or otherwise harm our business. Furthermore, any errors or defects in or failures of third-party software, hardware or SaaS applications could result in errors or defects in or failures of our services and solutions, which could be costly to correct and have an adverse effect on our reputation, business, financial condition and results of operations.

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

If we are not able to maintain an effective system of internal control over financial reporting, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price. Management identified a material weakness in our internal controls over financial reporting in 2019 and although this material weakness has since been remediated, we cannot provide assurances that additional material weaknesses, or significant deficiencies, will not occur in the future.

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

In 2019, management identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Subsequent to the original issuance of the private company financial statements for the year ended December 31, 2018, we identified balances that were accounted for or presented incorrectly under U.S. GAAP relating to stock-based compensation and the presentation of retention bonuses and depreciation on the consolidated statement of income and comprehensive income.

The material weakness identified was a lack of sufficient resources with appropriate depth and experience to interpret complex accounting guidance and prepare financial statements and related disclosures in accordance with U.S. GAAP.

We have taken steps to enhance our internal control environment, including hiring a new Chief Financial Officer in December 2019, hiring a Global Controller in May 2020, and hiring additional qualified accounting and financial reporting personnel. Additionally, our new enterprise resource planning system, which has been implemented in phases since January 2020, has enhanced our internal controls over financial reporting. Given a combination of increased personnel, greater automation with software systems, and implementation of more detailed processes and procedures over the course of the year ended December 31, 2020, management considers this material weakness to have been remediated as of December 31, 2020.

If additional material weaknesses, or significant deficiencies, in internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information in a timely and accurate manner and, as a result, our financial statements may contain material misstatements or omissions.

Our global business, especially in CIS and CEE countries, exposes us to significant legal, economic, tax and political risks.

We have significant operations in certain emerging market economies, which creates legal, economic, tax and political risks. Risks inherent in conducting international operations include:

●	less established legal systems and legal ambiguities, inconsistencies and anomalies;

●	changes in laws and regulations;

●	application and imposition of protective legislation and regulations relating to import or export, including tariffs, quotas and other trade protection measures;

●	difficulties in enforcing intellectual property and/or contractual rights;

●	bureaucratic obstacles and corruption;

●	compliance with a wide variety of foreign laws, including those relating to privacy and data protection;

●	restrictions on the repatriation of dividends or profits;
●	expropriation or nationalization of property;
●	restrictions on currency convertibility and exchange controls;

●	fluctuations in currency exchange rates;

●	potentially adverse tax consequences;

●	competition from companies with more experience in a particular country or with international operations;

●	civil strife;

●	unstable political and military situations; and

●	overall foreign policy and variability of foreign economic conditions, including the effects of the COVID-19 pandemic.

The legal systems of Russia, Ukraine, Poland and Serbia, where we have significant operations, are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in Russia, Ukraine, Poland and Serbia will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.

The banking and other financial systems in certain Commonwealth of Independent States (“CIS”) and CEE countries where we operate remain subject to periodic instability and generally do not meet the banking standards of more developed markets. A financial crisis or the bankruptcy or insolvency of banks through which we receive, or with which we hold, funds may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business and financial condition.

Furthermore, existing tensions and the emergence of new or escalated tensions in CIS and CEE countries could further exacerbate tensions between such countries and the U.S. Such tensions, concerns regarding information security, and potential imposition of additional sanctions by the U.S. and other countries may discourage existing or prospective clients to engage our services, have a negative effect on our ability to develop or maintain our operations in the countries where we currently operate, and disrupt our ability to attract, hire and retain employees. The occurrence of any such event may have a material adverse effect on our business, financial condition and results of operations.

The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, travel restrictions and social distancing in the CIS and CEE countries, the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken by governments and private businesses to attempt to contain and treat the disease. Any prolonged shut down of a significant portion of global economic activity or downturn in the global economy, along with any adverse effects on industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.

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

The determination of our provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by authorities in various jurisdictions. If a tax authority in any jurisdiction reviews any of our tax returns and proposes an adjustment, including a determination that the transfer prices and terms we have applied are not appropriate, such an adjustment could have an adverse effect on our business, financial condition and results of operations.

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

Certain of our personnel are retained as independent contractors. The criteria to determine whether an individual is considered an independent contractor or an employee are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations.

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

The Russian government provides qualified Russian IT companies with substantial tax benefits through a reduced social contribution charge rate program. This program resulted in savings for us of approximately $1.8 million in the fiscal year ended December 31, 2020 and approximately $2.3 million in the fiscal year ended December 31, 2019. However, the reduced tax rates for social contributions (16% in total) are a temporary measure. In 2016, application of reduced rates was prolonged until 2023, after which the Russian government may take the decision to gradually increase the tax rates. If the Russian government were to change its favorable treatment of Russian IT companies by modifying or repealing its current favorable tax measures, or if we become ineligible for such favorable treatment, it would significantly impact our financial condition and results of operations.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an arbitrary or unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, a tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including methodologies for valuing developed technology and amounts paid with respect to our intellectual property development.

A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates.

Our functional currency, as well as the functional currency of all of our subsidiaries, is the U.S. dollar. However, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the year ended December 31, 2020, approximately 14%, 12% and 10% of our $126.7 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively, compared to approximately 22%, 13%, and 12% of our $102.7 million of combined cost of revenue and total operating expenses in the year ended December 31, 2019. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” for more information about our exposure to foreign currency exchange rates.

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

Our profitability may suffer if we are unable to maintain our resource utilization and productivity levels.

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

If we experience a slowdown or stoppage of work for any client, or on any project for which we have dedicated personnel or facilities, including any adverse impacts from the COVID-19 pandemic, which occurred in the second quarter, and to a lesser extent, in the third quarter of 2020, we may be unable to reallocate these personnel or assets to other clients and projects to keep their utilization and productivity levels high. If we are unable to maintain appropriate resource utilization levels, our profitability may suffer.

If we are unable to accurately estimate the cost of service or fail to maintain favorable pricing for our services, our contracts may be unprofitable.

While fixed-fee contracts currently represent an immaterial portion of overall revenue for the periods presented, Grid Dynamics expects proportionate revenue from fixed-fee contracts to increase in future periods. In order for our contracts to be profitable, we must be able to accurately estimate our costs to provide the services required by the applicable contract and appropriately price our contracts. Such estimates and pricing structures used by us for our contracts are highly dependent on internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange volatility) and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Due to the inherent uncertainties that are beyond our control, we may underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In select cases, we also offer volume discounts once a client reaches certain contractual spend thresholds, which may lower the reference price for a client or result in a loss of profits if we do not accurately estimate the amount of discounts to be provided. We may not be able to recognize revenues from fixed-fee contracts in the period in which our services are performed, which may cause our margins to fluctuate. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of our contracts, including those caused by factors outside our control, could make these contracts less profitable or unprofitable.

We face risks associated with the long selling and implementation cycle for our services that require significant resource commitments prior to realizing revenues for those services.

We have a long selling cycle for our services, which requires us to expend substantial time and resources to educate clients on the value of our services and our ability to meet their requirements. In certain cases, we may begin work and incur costs prior to executing a contract. Our selling cycle is subject to many risks and delays over which we have little or no control, including clients’ decisions to choose alternatives to our services (such as other IT services providers or in-house resources) and the timing of clients’ budget cycles and approval processes. Therefore, selling cycles for new clients can be especially unpredictable and we may fail to close sales with prospective clients to whom we have devoted significant time and resources. Any significant failure to generate revenues or delays in recognizing revenues after incurring costs related to sales processes could have a material adverse effect on our business, financial condition and results of operations.

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

Wages and other compensation costs in the countries in which we maintain significant operations and delivery centers are lower than comparable wage costs in more developed countries. However, wages in the technology industry in these countries may increase at a faster rate than in the past, which may make us less competitive unless we are able to increase the efficiency and productivity of our people. If we increase operations and hiring in more developed economies, our compensation expenses will increase because of the higher wages demanded by technology professionals in those markets. Wage inflation, whether driven by competition for talent or ordinary course pay increases, could increase our cost of services as well as selling, general and administrative expenses and reduce our profitability if we are not able to pass those costs on to our customers or charge premium prices when justified by market demand.

In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the years ended December 31, 2020 and 2019, we recorded $20.0 million and $2.4 million, respectively, of stock-based compensation expense related to the grant of stock options and awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.

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

There is no guarantee that we will accurately assess the creditworthiness of our clients. If clients suffer financial difficulties, it could cause them to delay payments, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations, which has happened as a result of the COVID-19 pandemic. Given the risks associated with the pandemic at some of our customers and their ability to fulfill their payment obligations, our allowance for doubtful accounts was $0.9 million, $0.8 million, $0.4 million and $0.4 million in the first, second, third and fourth quarters of 2020, respectively. We review our accounts receivable on a regular basis and have put in place processes to ensure payments from our customers.

In addition, some of our clients may delay payments due to changes in internal payment procedures driven by rules and regulations to which they are subject. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect contracted revenues. If we are unable to meet our contractual requirements, we may experience delays in collection of or inability to collect accounts receivable. If this occurs, our financial condition, results of operations and cash flows could be materially adversely affected.

We may need additional capital and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.

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

Acquisitions could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations, we may not achieve the financial and strategic goals that were contemplated at the time of a transaction, and we may be exposed to claims, liabilities and disputes as a result of the transaction that may adversely impact our business, operating results and financial condition.

We continuously review and consider strategic acquisitions of businesses, products or technologies. We recently acquired Daxx Web Industries B.V., a Netherlands-based software development and technology consulting company, and we may in the future seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition.

Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial condition, cash flows and results of operations. In addition, if an acquired business fails to meet our expectations, we may not achieve the financial and strategic goals that were contemplated at the time of a transaction, and our business, financial condition and results of operations may be adversely affected. Furthermore, we may acquire businesses that have inferior margins and profitability levels in comparison to our existing business and this may dilute our overall profitability of the company. This, in turn, may result in adverse financial results and dilution to existing stockholders.

Our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or other claims or liabilities otherwise related to an acquisition, including, among others, claims from governmental and regulatory agencies or bodies, terminated employees, current or former customers, current or former stockholders or other third parties, or arising from contingent payments related to the acquisition; pre-existing contractual relationships that we assume from an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices; and intellectual property claims or disputes. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected litigation or regulatory exposure and other adverse effects on our business, operating results and financial condition.

We face risks associated with the transparency, quality, and reliability of financial information of a business we acquire.

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

We also cannot assure you that the diligence we conduct when evaluating future acquisitions will reveal all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of a completed acquisition, purchase accounting, and integration of the acquired business, we may be required to take write-offs or write-downs, restructuring and impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.

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

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline and demand for our shares could decrease.

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

For example, the European Union has implemented the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. The GDPR has a significant impact on how businesses can collect and process the personal data of individuals in the European Economic Area (“EEA”). The regulation includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon standard contractual clauses approved by the European Commission (the “SCCs”). The SCCs have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for the transfer and receipt of personal data from the EEA. We are in the process of assessing the “Schrems II” decision issued by the Court of Justice of the European Union (the “CJEU”) on July 16, 2020, and its impact on our data transfer mechanisms. In the Schrems II decision, the CJEU deemed the SCCs valid, but ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms must be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based.  Subsequent guidance from EU regulators has stated that in certain cases, the SCCs must be accompanied by the use of supplementary measures. Concerns remain about the potential for the SCCs and other mechanisms to face additional challenges. We may, in addition to other impacts of the Schrems II decision and other developments relating to cross-border transfer, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and obligations and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition, California has enacted legislation that has been described as the first “GDPR-like” law in the U.S. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to comply with their obligations. We cannot yet fully predict the impact of the CCPA and CPRA on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial additional costs and expenses in an effort to maintain compliance on an ongoing basis. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data. For example, under Russian law, all data operators collecting personal data of Russian citizens through electronic communications, including the Internet, must comply with Russian laws regulating the local storage of such data in databases located in the territory of Russia. This law applies not only to local data controllers but also to data controllers established outside Russia to the extent they gather personal data relating to Russian nationals through websites aimed at the territory of Russia.

We have been undertaking measures in an effort to comply with the GDPR, CCPA, CPRA and other applicable privacy and data protection laws and regulations, and complying with these laws and regulations may require us to incur substantial operational costs and to require its data handling practices. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, alter the way we conduct business and/or could otherwise have a material adverse impact on our results of operations. For example, we may find it necessary to establish systems to maintain data originated in certain jurisdictions within those jurisdictions, which may involve substantial expense and distraction from other aspects of our business. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us, may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

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

If we are not completely effective in ensuring our compliance with all such applicable laws, it could result in us being subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. Likewise, any investigation of any potential violations of such laws by the U.S. or other jurisdictions could also have an adverse impact on our reputation, business, financial condition and results of operations.

Changes to the U.S. administration’s fiscal, political, regulatory and other policies may adversely affect our business, financial condition and results of operations.

Recent events, including new policy introductions following the 2020 U.S presidential election, may result in substantial regulatory uncertainty regarding international trade and trade policy. U.S. policies have called for substantial changes to trade agreements, have increased tariffs on certain goods imported into the U.S. and have raised the possibility of imposing significant, additional tariff increases. In the past, unilateral tariffs on imported products by the U.S. have triggered retaliatory actions from certain foreign governments, including China and Russia, and may trigger retaliatory actions by other foreign governments, potentially resulting in a “trade war.” While we cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for our services, sales and clients and affect the economies of the U.S. and various countries, having an adverse effect on our business, financial condition and results of operations.

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

Some of our projects may involve our personnel obtaining visas to travel and work at customer sites outside of our personnel’s home countries and often in the United States. Our reliance on visas to staff projects with employees who are not citizens of the country where the work is to be performed makes us vulnerable to legislative and administrative changes in the number of visas to be issued in any particular year and other work permit laws and regulations. The process to obtain the required visas and work permits can be lengthy and difficult and variations due to political forces and economic conditions in the number of permitted applications, as well as application and enforcement processes, may cause delays or rejections when trying to obtain visas. Delays in obtaining visas may result in delays in the ability of our personnel to travel to meet with and provide services to our customers or to continue to provide services on a timely basis. In addition, the availability of a sufficient number of visas without significant additional costs could limit our ability to provide services to our customers on a timely and cost-effective basis or manage our sales and delivery centers as efficiently as we otherwise could. Delays in or the unavailability of visas and work permits could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our subsidiaries in CEE can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.

We operate in CEE primarily through locally organized subsidiaries. Certain provisions of local laws may allow a court to order liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations. If a company fails to comply with certain requirements including those relating to minimum net assets, governmental or local authorities can seek the involuntary liquidation of such company in court, and the company’s creditors will have the right to accelerate their claims or demand early performance of the company’s obligations as well as demand compensation for any damages. If involuntary liquidation of any of our subsidiaries were to occur, such liquidation could materially adversely affect our business, financial condition and results of operations.

Risks Associated with Intellectual Property

We may not be able to prevent unauthorized use of our intellectual property and our intellectual property rights may not be adequate to protect our business, financial condition and results of operations.

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

The nondisclosure and confidentiality agreements that we enter into with our employees, independent contractors, vendors and clients in order to protect our proprietary information may not provide meaningful protection against unauthorized use, misappropriation or disclosure for trade secrets, know-how or other proprietary information and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better methods than us. Policing unauthorized use of such proprietary information is difficult and expensive. We may not be able to deter current and former employees, contractors, vendors, clients and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy, reverse engineer, or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringing on our intellectual property rights.

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

In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting less-advanced or more-costly technologies into our products or harm our reputation. In addition, we may be required to license additional intellectual property from third parties to develop and market new products, and we cannot assure you that we could license that intellectual property on commercially reasonable terms or at all.

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

We often incorporate software licensed by third parties under so-called “open source” licenses, which may expose us to liability and have a material impact on our software development services. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our services. Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our client deliverables to conditions we do not intend, the terms of many open source licenses have not been interpreted by courts in relevant jurisdictions, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our clients’ ability to use the software that we develop for them and operate their businesses as they intend. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products.

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

Risks Related to Our Common Stock

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

Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers or other employees to us or our stockholders;

●	any action arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or bylaws;

●	any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; and

●	any other action asserting a claim that is governed by the internal affairs doctrine.

However, notwithstanding the exclusive forum provisions, our bylaws explicitly state that they would not preclude the filing of claims brought to enforce any liability or duty created under federal securities laws, including the Exchange Act or Securities Act.

Our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any action asserting a claim arising pursuant to the Securities Act, such a provision known as a “Federal Forum Provision.” Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to these provisions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Additionally, a court could determine that the exclusive forum provision is unenforceable. If a court were to find the exclusive forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

The price of our common stock and warrants may be volatile.

The price of our common stock and warrants may fluctuate due to a variety of factors, including:

●	our ability to effectively service any current and future outstanding debt obligations;

●	the announcement the introduction of new products or services, or enhancements thereto, by us or our competitors;

●	developments concerning intellectual property rights;

●	changes in legal, regulatory and enforcement frameworks impacting our products;

●	variations in our and our competitors’ results of operations;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	actual or perceived data security incidents or breaches;

●	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

●	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;

●	any delisting of our common stock or warrants from NASDAQ due to any failure to meet listing requirements;

●	adverse developments from litigation; and

●	the general state of the securities market.

These market and industry factors may materially reduce the market price of our common stock and warrants, regardless of our operating performance.

As of December 31, 2020, approximately 46% of our outstanding common stock was held or beneficially owned by the Major Stockholders (as defined below). The concentration of beneficial ownership provides the Major Stockholders with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by these significant stockholders may cause the market price of our common stock to drop significantly.

As of December 31, 2020, approximately 46% of our outstanding common stock was held or beneficially owned by Automated Systems Holdings Limited, Teamsun Technology (HK) Limited, Beijing Teamsun Technology Co. Ltd., Benhamou Global Ventures, BGV Opportunity Fund LP, Renascia Fund B LLC, VLSK2019 LLC, Livschitz Children’s Charitable Trust, Victoria Livschitz Charitable Trust, O. Fox Charitable Trust, and GDD International Holdings Company (together, the “Major Stockholders”) and approximately 16% of our outstanding common stock is held or beneficially owned by our directors and officers or persons affiliated with our directors and officers (including shares owned by the Major Stockholders).

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

To the extent that the Major Stockholders purchase additional shares of ours, the percentage of shares that will be held by them will increase, decreasing the percentage of shares that are held by public stockholders.

In connection with the Business Combination, ChaSerg Technology Acquisition Corp. (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”) have entered into a side letter with us pursuant to which, among other things, each of the Sponsor and Cantor agreed to refrain from selling, transferring or otherwise disposing of up to 1,090,000 and 110,000 shares, respectively, of our common stock (such portion, the “Earnout Shares”) that it holds, until certain release events have been realized. Under the terms of the side letter, each of the Sponsor and Cantor will be able to sell or transfer one-third of its respective Earnout Shares upon the price of our common stock reaching a price of $12.00 per share, an additional one-third of its respective Earnout Shares upon the stock price reaching a price of $13.50 per share and the final one-third of its respective Earnout Shares upon the stock price reaching a price of $15.00 per share, in each case where such price targets were achieved for a minimum of 20 days out of a 30-day trading period during the applicable earn out period. In January 2021 and March 2021, the price of our common stock reached a price of $12.00 and $13.50 per share, respectively, per share for the required period and each of the Sponsor and Cantor became able to sell or transfer an aggregate of two-thirds of its respective Earnout Shares.

If any significant stockholder sells large amounts of our common stock in the open market or in privately negotiated transactions, or if warrant holders exercise their warrant and sell the shares acquired upon exercise, this could have the effect of increasing the volatility in the price of our common stock or putting significant downward pressure on the price of our common stock.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not paid any cash dividends on our common stock since our merger with ChaSerg Technology Acquisition Corp. The payment of any cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future. Our ability to declare dividends may be limited by the terms of any financing and/or other agreements entered into by us or our subsidiaries from time to time and by requirements under the laws of our subsidiaries’ respective jurisdictions of incorporation to set aside a portion of their net income in each year to legal reserves. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Grid Dynamics currently provides its services through a network of 12 facilities in six countries. Grid Dynamics’ principal executive offices are located at 5000 Executive Pkwy Suite 520, San Ramon, CA 94583. Grid Dynamics’ engineering centers are located in Plano, Texas, the U.S., as well as Krakow and Wroclaw, Poland; Belgrade, Serbia; Lviv, Kyiv, Kharkiv, and Dnipro, Ukraine; Amsterdam, the Netherlands; and St. Petersburg and Saratov, Russia (two engineering centers). Grid Dynamics leases all of its facilities both in the United States and CEE, which total approximately 140,000 square feet. Typical duration of a lease for CEE offices is one to three years, while in the United States the leases are longer, typically between three and six years. Grid Dynamics believes that its existing facilities are adequate to support its existing operations and that it has ample opportunities to expand office space in all current locations to sustain expected growth.

ITEM 3. LEGAL PROCEEDINGS

Although Grid Dynamics may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, Grid Dynamics is not currently a party to any material legal proceeding. In addition, Grid Dynamics is not aware of any material legal or governmental proceedings against it or contemplated to be brought against it. Future litigation may be necessary, among other things, to defend Grid Dynamics or its customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish Grid Dynamics’ proprietary rights. The results of any litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on Grid Dynamics because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the NASDAQ under the symbol “GDYN” since March 6, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 28, 2021, there were approximately 47 holders of record of our common stock. Because many of our 53,802,690 shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividend Policy

We have not paid any cash dividends on our common stock since our merger with ChaSerg Technology Acquisition Corp. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition from time to time and may be limited by the terms of any financing and/or other agreements entered into by us or our subsidiaries from time to time and by requirements under the laws of our subsidiaries’ respective jurisdictions of incorporation to set aside a portion of their net income in each year to legal reserves. The payment of any cash dividends will be within the discretion our board of directors and the board of directors will consider whether or not to institute a dividend policy. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Report.

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs, involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Grid Dynamics Holdings, Inc. (“Grid Dynamics,” “GDH,” the “Company,” “we,” “us,” or “our”) is an emerging leader in enterprise-level digital transformations in Fortune 1000 companies. For enterprises that create innovative digital products and experiences, Grid Dynamics offers close collaboration to provide digital transformation initiatives that span strategy consulting, development of early prototypes and enterprise-scale delivery of new digital platforms. Since its inception in 2006 in Menlo Park, California, as a grid and cloud consultancy firm, Grid Dynamics has been on the forefront of digital transformation, working on big ideas like cloud computing, NOSQL, DevOps, microservices, big data and AI, and quickly established itself as a provider of choice for technology and digital enterprise companies.

As a leading global digital engineering and IT services provider with its headquarters in Silicon Valley and engineering centers in the United States and multiple Central and Eastern European countries, Grid Dynamics’ core business is to deliver focused and complex technical consulting, software design, development, testing and internet service operations. Grid Dynamics also helps organizations become more agile and create innovative digital products and experiences through its deep expertise in emerging technology, such as AI, data science, cloud computing, big data and DevOps, lean software development practices and a high-performance product culture. Grid Dynamics believes that the key to its success is a business culture that puts products over projects, client success over contract terms and real business results over pure technical innovation. By leveraging Grid Dynamics’ proprietary processes optimized for innovation, emphasis on talent development and technical expertise, Grid Dynamics has been able to achieve significant growth.

We are a former blank check company that completed our initial public offering on May 21, 2018. In March 2020, Grid Dynamics, formerly known as ChaSerg Technology Acquisition Corp (“ChaSerg”), completed its acquisition of Grid Dynamics International, Inc. (“GDI”) pursuant to the business combination agreement dated November 13, 2019 (the “Business Combination”). In conjunction with the completion of the Business Combination, ChaSerg was renamed as Grid Dynamics Holdings, Inc.

The Business Combination was accounted for as a reverse recapitalization for which GDI was determined to be the accounting acquirer. Outstanding shares of GDI were converted into our common shares, presented as a recapitalization, and the net assets of ChaSerg were acquired at historical cost, with no goodwill or other intangible assets recorded.

The following table sets forth a summary of Grid Dynamics’ financial results for the annual periods indicated:

	Year ended December 31,
	2020		2019		2018
		% of revenue		% of revenue		% of revenue
	(dollars in thousands, except per share data)
Revenues	$111,283	100.0%	$118,326	100.0%	$91,865	100.0%
Gross profit	41,621	37.4%	48,236	40.8%	39,306	42.8%
Income/(loss) from operations	(15,448)	(13.9)%	15,625	13.2%	13,829	15.1%
Net income/(loss)	(12,599)	(11.3)%	10,807	9.1%	9,228	10.0%
Diluted EPS	$(0.28)	n/a	$0.49	n/a	$0.46	n/a
Non-GAAP Financial Information
Adjusted EBITDA(1)	12,549	11.3%	23,661	20.0%	19,405	21.1%
Non-GAAP Net Income(1)	7,013	6.3%	15,487	13.1%	13,036	14.2%
Non-GAAP Diluted EPS(1)	$0.14	n/a	$0.73	n/a	$0.64	n/a

(1)	Adjusted EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

Recent Developments

In the three months ended December 31, 2020, our revenues were $30.1 million, which included $1.0 million in revenue contribution from our recent acquisition of Daxx Web Industries B.V. (“Daxx”) completed on December 14, 2020. Excluding the contribution from Daxx, in the three months ended December 31, 2020, our revenues of $29.1 million were up 11% in comparison to the three months ended September 30, 2020, and down 9% from the three months ended December 2019. Overall, in the three months ended December 31, 2020, we witnessed healthy business trends as reflected in the 11% sequential revenue growth over the three months ended September 30, 2020. The three months ended December 31, 2020 quarter marked the second consecutive sequential quarter of revenue growth since witnessing a bottom in revenues in the three months ended June 30, 2020. During the quarter, we witnessed healthy customer demand across our industry verticals as digital transformation initiatives continue to be a priority with our customers. Furthermore, the ongoing global pandemic has been a catalyst for companies to seek or accelerate enterprise-level digital initiatives that include, but are not limited to, maintaining remote workforces, selling products online, and creating continued efficiencies in business processes. During the three months ended December 31, 2020, excluding Daxx, our largest industry vertical was Technology, Media, and Telecom (“TMT”) at 37% of our revenue, while Consumer Packaged Goods (CPG)/Manufacturing, Finance, and Other verticals contributed 21%, 10%, and 5% of our revenue, respectively.

We closed the twelve months ended December 31, 2020 with $111.3 million in revenue, which included $1.0 million contributed by our recent acquisition of Daxx. Excluding the contribution from Daxx, revenue of $110.3 million for the twelve months ended December 31, 2020 was down from $118.3 million in the twelve months ended December 31, 2019. The key reason for the year-over-year decline of 7% was disruptions caused to our Retail vertical which was negatively impacted by the Covid-19 pandemic. Additionally, 2020 marked a significant shift in our largest industry vertical. Unlike previous years, where our largest vertical was Retail, in the twelve months ended December 31, 2020, our largest vertical was Technology Media & Telecom. At 41% of our full year of 2020 revenue, the TMT vertical grew by 40% on a year-over-year basis. While many customers positively contributed to the year-over-year growth, Grid Dynamics’ two largest customers in 2020 (both in the TMT vertical) were the main contributors. We anticipate the TMT vertical will continue to be our largest revenue contributing vertical in 2021.

In the twelve months ended December 31, 2020, excluding the contribution from Daxx, our Retail vertical contributed $34.0 million in revenue, down from $67.4 million in revenue in the twelve months ended December 31, 2019. In spite of the year-over-year decline of approximately 50%, in the second half of 2020, we have been witnessing a steady sequential pick up in business. For many of our retail customers, the COVID-19 pandemic caused significant business disruption that included closure of stores resulting in sales being severely impacted. Furthermore, within our Retail vertical, since the beginning of the pandemic, we have witnessed a shift towards retail customers who have embraced digital and online commerce. This is a contrast to some of our other customers who have not recovered from the impacts of the pandemic, and going forward, we expect that some of them will not recover to pre-COVID levels.

We continue to focus on revenue diversification by increasing our customer base with new logo additions. During the twelve months ended December 31, 2020, our core Grid Dynamics business received revenues from a total of 52 customers and added 16 new logos. Additionally, in the three months ended December 31, 2020 our core Grid Dynamics business exited the quarter with 43 paying customers, up from 40 paying customers in the three months ended December 31, 2019. Furthermore, during the three months ended December 31, 2020, our core Grid Dynamics business added five new logos across industry verticals that included Finance and TMT.

We closed the twelve months ended December 31, 2020 with GAAP Net loss of $(12.6) million and $12.5 million, or 11.3% of revenue in Adjusted EBITDA, down from GAAP Net income of $10.8 million and $23.7 million or 20% of revenue in Adjusted EBITDA in the twelve months ended December 31, 2019. The year-over-year decline was largely driven by a combination of factors that included lower levels of revenue, increased general and administrative expenses associated with operating as a publicly traded company, and increased headcount and personnel costs.

Acquisition of Daxx Web Industries B.V.

On December 14, 2020, we acquired Netherland based Daxx Web Industries B.V. (“Daxx”) in an all-cash transaction. Headquartered in Amsterdam, and with approximately 490 employees, the company has engineering centers situated in major tech hubs across Ukraine. Daxx has over 20 years of experience in delivering software services to clients across a wide range of industry verticals that include high-tech, digital media, healthcare, and education. Some of its key capabilities of Daxx include consulting services spanning agile process reengineering, lean development, and DevOps. Daxx serves customers in the Netherlands, Germany, U.K., and the U.S., and has strong relationships with high-growth start-ups and established software companies. We believe the acquisition of Daxx will enable us to have a stronger foothold in Europe and will enable the company to continue diversifying our business. In the three months ended December 31, 2020, Daxx contributed $1.0 million in revenue.

COVID-19 Related Updates

In December 2019, a novel coronavirus COVID-19 was reported in China, and in March 2020, the World Health Organization declared it a pandemic. This contagious disease pandemic has continued to spread across the globe, including extensively within the U.S., and is impacting worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. In response to this global pandemic, several local, state, and federal governments have been prompted to take unprecedented steps that include, but are not limited to, travel restrictions, closure of businesses, social distancing, and quarantines.

Starting in March 2020, headwinds to our business from the pandemic were largely centered around our retail customers as many of them witnessed a slowdown in their sales. After witnessing a low point in the month of May 2020, our retail business has steadily improved as our retail customers resumed their operations although we expect that some of our customers will not recover to pre-COVID levels. We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. Although a significant proportion of our employees continue to work remotely, all our facilities in the Central and Eastern Europe (CEE) region have been opened for employees to work following local government guidelines. We continue to deliver services to our customers in this fashion and this has resulted in minimal disruption in our operational and delivery capabilities.

In the twelve months ended December 31, 2020, we have taken an allowance of $0.4 million doubtful accounts due to risks posed by the COVID-19 pandemic on our customers’ ability to make payments. We continue to be engaged with all our customers regarding their ability to fulfill their payment obligations. In the course of the three months ended December 31, 2020, we received payments from multiple customers, including some of the higher risk retail customers. Additionally, most of our customers who sought extended payment terms as the pandemic unfolded have reverted back to their historical levels of payment terms. We continue to review our accounts receivable on a regular basis and have put in place processes to ensure payments from our customers.

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

Employees by Region

Attracting and retaining the right employees is critical to the success of Grid Dynamics’ business and is a key factor in Grid Dynamics’ ability to meet customers’ needs and grow its revenue base. Grid Dynamics’ revenue prospects and long-term success depend significantly on its ability to recruit and retain qualified IT professionals. A substantial majority of Grid Dynamics’ personnel is comprised of such IT professionals.

The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of December 31,
	2020	2019	2018
United States	259	265	218
Central and Eastern Europe(1)	1,143	1,165	926
Total(2)	1,402	1,430	1,144

(1)	Includes Russia, Ukraine, Poland and Serbia.
(2)

Excluding personnel of Daxx.

As of December 31, 2020, there were 492 Daxx personnel including full-time and part-time employees and contractors serving in similar capacities located in Ukraine and the Netherlands.

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

Customer Concentration

Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. Excluding Daxx, Grid Dynamics grew its customer base from 40 customers in 2019 to 52 customers in 2020. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. Of Grid Dynamics’ customers, two customers each accounted for 10% or more of Grid Dynamics’ revenue in the year ended December 31, 2020 and three customers each accounted for 10% or more of Grid Dynamics’ revenue in the year ended December 31, 2019.

The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the annual periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in thousands, except a number of customers and percentages)
Total customers (for the period) (1)	52	40	25
Of which:
>$5.0 million	7	7	7
>$2.5 - 5.0 million	3	3	2
>$1.0 - 2.5 million	7	5	2
Top five customers	56%	67%	71%
Top ten customers	79%	87%	94%
Top five customers	$62,152	$78,715	$65,351
Top ten customers	$87,203	$102,646	$86,604

(1)	Excluding customers of Daxx.

Foreign Currency Exchange Rate Exposure

Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency, as well as the functional currency of all of its subsidiaries, is the U.S. dollar. Grid Dynamics contracts with customers for payment in and generates substantially all of its revenue in U.S. dollars. Its non-U.S. subsidiaries’ operations relate substantially to performing services under those contracts. Several of Grid Dynamics’ subsidiaries conduct operations and employ or contract personnel in Russia, Ukraine, Poland and Serbia, but keep their books and records in U.S. dollars. Grid Dynamics’ foreign currency transaction exposure is a result of having to convert U.S. dollars into the local currencies of the countries in which it must pay expenses, typically by transferring funds to its non-U.S. subsidiaries. These expenses are primarily comprised of compensation and benefits and other operating costs, such as rent. Subsidiary transactions executed in local currencies are converted into U.S. dollars at the exchange rate in effect on the date of the transaction, in the case of asset and liability transactions, or at the average monthly exchange rate, in the case of income and expense transactions. Certain balances in local currencies, particularly cash and financial instruments, are adjusted at each balance sheet date to reflect the then-current exchange rate, which is the rate at which the related receivable or payable could be settled at that date. As a result, Grid Dynamics’ assets, liabilities, profit margins and other measures of profitability may be subject to volatility due to changes in the exchange rate of the U.S. dollar against the currencies in which Grid Dynamics’ subsidiaries incur operating expenses, hold assets or owe liabilities, and may not be comparable between periods.

For the twelve months ended December 31, 2020, approximately 14%, 12%, and 10% of Grid Dynamics’ $126.7 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, for the year ended December 31, 2019, approximately 22%, 13%, and 12% of Grid Dynamics’ $102.7 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. For example, in Ukraine, Grid Dynamics generally pays salaries in the current hryvnia equivalent of an agreed U.S. dollar amount, consistent with local requirements. As a result, a significant portion of Grid Dynamics’ exposure to fluctuations in the value of the Ukrainian hryvnia against the U.S. dollar is naturally hedged. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure through the use of financial instruments, it may do so in the future. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.

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

Non-GAAP Measures

To supplement Grid Dynamics’ consolidated financial data presented on a basis consistent with U.S. GAAP, this Annual Report contains certain non-GAAP financial measures, including Adjusted EBITDA, Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share, or EPS. Grid Dynamics has included these non-GAAP financial measures because they are financial measures used by Grid Dynamics’ management to evaluate Grid Dynamics’ core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. These measures exclude certain expenses that are required under U.S. GAAP. Grid Dynamics excludes these items because they are not part of core operations or, in the case of stock-based compensation, non-cash expenses that are determined based in part on Grid Dynamics’ underlying performance.

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

Grid Dynamics defines and calculates its non-GAAP financial measures as follows:

●	Adjusted EBITDA: Net income before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses), and restructuring costs.

●	Non-GAAP Net Income: Net income adjusted for the impact of stock-based compensation, impairment of goodwill, transaction-related costs, restructuring costs, other income/expenses, net, and the tax impacts of these adjustments.

●	Non-GAAP Diluted EPS: Non-GAAP Net Income, divided by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the reconciliation of Grid Dynamics’ Adjusted EBITDA to its consolidated net income/(loss), the most directly comparable GAAP measure, for the annual periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net income/(loss)	$(12,599)	$10,807	$9,228
Adjusted for:
Depreciation and amortization	2,672	2,311	1,312
Provision/(benefit) for income taxes	(2,613)	4,642	3,855
Impairment of goodwill	-	139	-
Stock-based compensation	20,006	2,441	1,756
Transaction and transformation-related costs(1)	4,407	3,145	2,508
Restructuring(2)	912	-	-
Other (income)/expenses, net(3)	(236)	176	746
Adjusted EBITDA	$12,549	$23,661	$19,405

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenue, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2

In the twelve  months ended December 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.9 million, primarily resulting from a reduction in workforce and other charges.

(3)	Other (income)/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks.

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net income/(loss) for the annual periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Net income/(loss)	$(12,599)	$10,807	$9,228
Adjusted for:
Impairment of goodwill	-	139	-
Stock-based compensation	20,006	2,441	1,756
Transaction-related costs(1)	4,407	3,145	2,508
Restructuring(2)	912	-	-
Other (income)/expenses, net(3)	(236)	176	746
Tax impact of non-GAAP adjustments(4)	(5,477)	(1,221)	(1,202)
Non-GAAP Net Income	$7,013	$15,487	$13,036
Number of shares used in the Non-GAAP Diluted EPS	48,778	21,122	20,217

Earnout Share adjustment:
Non-GAAP Net Income - Earnout Shares(5)	(113)	--	-
Non-GAAP Net Income attributable to Class A shares	$6,900	$15,487	$13,036
Non-GAAP Diluted EPS(6)	$0.14	0.73	$0.64

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenue, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2)

In the twelve months ended December 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.9 million, primarily resulting from a reduction in workforce and other charges.

(3)	Other (income)/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks.
(4)	Reflects the estimated tax impact of the non-GAAP adjustments presented in the table.
(5)	Non-GAAP Net Income attributable to Earnout Shares is calculated based on the proportion of Earnout Shares outstanding. The number of Earnout Shares outstanding was 0.8 million.

(6)	Non-GAAP Diluted EPS is calculated by dividing Non-GAAP Net Income/(Loss) by the diluted weighted-average shares outstanding. From the three months ended December 31, 2020 onwards, we have chosen to calculate its Non-GAAP Diluted EPS based on the diluted share count even in Net GAAP Loss situation. This methodology differs from the prior approach when we applied the basic share count in situations of a Net GAAP Loss and a positive Non-GAAP Net Income. Management believes that the new methodology provides better representation of the company’s financial results as it takes into account the significance of the dilutive impact from any outstanding equity instruments in a GAAP Net Loss/Non-GAAP Net Income situation.

Key Components of Revenue and Expenses

Revenue

Grid Dynamics generates revenue by providing focused and complex services in the area of software engineering, development, integration, testing, and operations of digital services. Grid Dynamics provides services mainly on a time and materials basis and, to a much lesser extent, on a fixed-fee basis. While fixed-fee contracts currently represent an immaterial portion of overall revenue for the periods presented, Grid Dynamics expects proportionate revenue from fixed-fee contracts to increase in future periods. On a time and materials basis, Grid Dynamics earns and recognizes revenue as hours and costs are incurred. On its current and future fixed fee contracts, Grid Dynamics earns and recognizes revenue as the work is performed, the monthly calculation of which is based upon actual labor hours incurred and level of effort expended throughout the duration of the contract. For both time and materials contracts and fixed fee contracts, hourly rates are typically determined based on the location and experience of Grid Dynamics personnel selected to perform the service and are negotiated for each contract or statement of work, as the case may be. For fixed fee contracts, the fixed fee generally remains constant for the contracted project period unless the customer directs a change in scope of project work or requests additional Grid Dynamics employees in excess of those scheduled for a specific project.

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

Engineering, Research and Development. Engineering, research and development expenses consist mainly of salaries and employee benefits including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions. Engineering, research and development expenses also include depreciation and amortization expenses related to such activities. Engineering, research and development costs are expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of expenses associated with promoting and selling Grid Dynamics’ services and consists mainly of salaries and employee benefits, including performance bonuses and stock-based compensation, marketing events, travel, as well as depreciation and amortization expenses related to such activities.

General and Administrative. General and administrative expenses consist primarily of administrative personnel and officers’ salaries and employee benefits including performance bonuses and stock-based compensation, legal and audit expenses, insurance, operating lease expenses (mainly facilities and vehicles) and other facility costs, workforce global mobility initiatives, restructuring and employee relocations cost (not in connection with customer projects), and depreciation and amortization expenses related to such activities. General and administrative expenses include a substantial majority of Grid Dynamics’ stock-based compensation costs for the financial periods discussed herein.

Provision for Income Taxes. Grid Dynamics follows the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Grid Dynamics’ effective tax rate was 17%, 30%, and 29% in the years ended December 31, 2020, 2019 and 2018, respectively. The differences in effective tax rate between the years ended December 31, 2020 and 2019 and 2018 were attributable mainly to stock based compensation excess tax benefit, partially offset by Section162(m) compensation deduction limitations.

Results of Operations

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Year ended December 31,		Change
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Revenue	$111,283	$118,326	$(7,043)	(6.0)%
Cost of revenue	69,662	70,090	(428)	(0.6)%
Gross profit	41,621	48,236	(6,615)	(13.7)%
Engineering, research, and development	9,311	4,346	4,965	114.2%
Sales and marketing	10,051	6,947	3,104	44.7%
General and administrative	37,707	21,318	16,389	76.9%
Total operating expense	57,069	32,611	24,458	75.0%
Income/(loss) from operations	(15,448)	15,625	(31,073)	(198.9)%
Other income/(expenses), net	236	(176)	412	(234.1)%
Income/(loss) before income taxes	(15,212)	15,449	(30,661)	(198.5)%
Provision/(benefit) for income taxes	(2,613)	4,642	(7,255)	(156.3)%
Net Income/(Loss)	$(12,599)	$10,807	$(23,406)	(216.6)%

Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year ended December 31,
	2020		2019		2018
		% of revenue		% of revenue		% of revenue
	(dollars in thousands)
Tech, Media and Telecom	$45,362	40.8%	$32,337	27.3%	$23,485	25.6%
Retail	33,975	30.5%	67,367	56.9%	58,544	63.7%
Finance	13,589	12.2%	12,479	10.6%	8,089	8.8%
CPG/Manufacturing	14,202	12.8%	4,850	4.1%	1,330	1.4%
Other (1)	4,155	3.7%	1,293	1.1%	417	0.5%
Total	$111,283	100.0%	$118,326	100.0%	$91,865	100.0%

(1)	Includes Daxx

Revenue. Revenue decreased by $7.0 million, or 6.0%, to $111.3 million in 2020 from $118.3 million in 2019. The key reason for the year-over-year decline was the decline in revenues from Retail customers impacted by the COVID-19 pandemic. This decline in Retail business was offset by increase in revenue from other industry verticals such as TMT, CPG/Manufacturing, and Other. For the year ended December 31, 2020, retail revenues were $34.0 million, down from $67.4 million in the same period a year ago. The 50% year-over-year decline in retail revenues was partially offset by revenues of the other segments that, on a combined basis, grew from $51.0 million in the year ended December 31, 2019 to $77.3 million in the year ended December 31, 2020. Additionally, Grid Dynamics’ top ten customers contributed $87.2 million and $102.6 million to revenue for the years ended December 31, 2020 and 2019, respectively, in the aggregate accounting for $15.4 million of the decrease. The remainder of the other industry verticals increase   reflected growth in revenue from new customers (i.e., customers for which Grid Dynamics performed services for the first time during the period) and other existing customers.

Cost of Revenue and Gross Profit. Cost of revenue decreased by $0.4 million, or 0.6%, to $69.7 million in 2020 from $70.1 million in 2019 reflecting a decrease in revenue offset by higher retention bonuses resulting from the Business Combination and stock-based compensation expenses.

Gross profit decreased by $6.6 million, or 13.7%, to $41.6 million in 2020 from $48.2 million in 2019. Gross margin (gross profit as a percentage of revenue) decreased by 3.4 percentage points to 37.4% in the year ended December 31, 2020 from 40.8% in the year ended December 31, 2019. The gross margin decline was attributable to a combination of increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination and lower levels of revenue in the year ended December 31, 2020 due to the impacts of the ongoing COVID-19 pandemic.

Engineering, Research and Development. Engineering, research and development expenses increased by $5.0 million to $9.3 million in the year ended December 31, 2020, a 114.2% increase from $4.3 million in the year ended December 31, 2019. The increase was primarily due to a combination of enhanced efforts around engineering and development projects, Grid Dynamics’ efforts to develop its solutions and expertise, reallocation of delivery personnel to strategic R&D initiatives, costs associated with stock-based compensation, and retention bonuses resulting from the Business Combination.

Sales and Marketing. Sales and marketing expenses increased by $3.1 million, or 44.7%, to $10.1 million in the year ended December 31, 2020 from $6.9 million in the year ended December 31, 2019. Sales and marketing expenses accounted for 9.0% of Grid Dynamics’ revenue in the year ended December 31, 2020 compared to 5.9% in the year ended December 31, 2019, an increase of 3.1 percentage points. The increase was due mainly to the increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination and partially offset by decrease in marketing and sales events due to the COVID-19 pandemic.

General and Administrative. General and administrative expenses increased by $16.4 million, or 76.9%, to $37.7 million in the year ended December 31, 2020 from $21.3 million in the year ended December 31, 2019. Increased stock-based compensation accounted for approximately $11.1 million of the increase. The remaining portion of the increase was due mainly to the retention bonuses resulting from the Business Combination. As a result, general and administrative expenses accounted for 33.9% of Grid Dynamics’ revenue in the year ended December 31, 2020, an increase of 15.9 percentage points from 18.0% in the year ended December 31, 2019.

Other income/(expenses), net. Other net income/(expenses) increased to $0.2 million for the year ended December 31, 2020 from $(0.2) million for the year ended December 31, 2019, mainly due to interest and other income offset by miscellaneous expenses.

Provision/(benefit) for Income Tax. Provision/(benefit) for income tax was $(2.6) million in the year ended December 31, 2020 compared to $4.6 million in the year ended December 31, 2019. The effective tax rate decreased by 13% between periods. See “—Key Components of Revenue and Expenses—Costs and Expenses—Provision for Income Taxes.”

Net Income/(loss). Net income/(loss) decreased to $(12.6) million in the year ended December 31, 2020 from $10.8 million in the year ended December 31, 2019 for the reasons discussed above.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the years indicated, and the changes between periods:

	Year ended December 31,		Change
	2019	2018	Dollars	Percentage
	(dollars in thousands, except percentages)
Revenue	$118,326	$91,865	$26,461	28.8%
Cost of revenue	70,090	52,559	17,531	33.4%
Gross profit	48,236	39,306	8,930	22.7%
Engineering, research, and development	4,346	2,643	1,703	64.4%
Sales and marketing	6,947	5,200	1,747	33.6%
General and administrative	21,318	17,634	3,684	20.9%
Total operating expense	32,611	25,477	7,134	28.0%
Income from operations	15,625	13,829	1,796	13.0%
Other income/(expenses), net	(176)	(746)	570	(76.4%
Income before income taxes	15,449	13,083	2,366	18.1%
Provision/(benefit) for income taxes	4,642	3,855	787	20.4%
Net Income	$10,807	$9,228	$1,579	17.1%

Revenue. Revenue increased by $26.4 million, or 28.8%, to $118.3 million in 2019 from $91.9 million in 2018. Grid Dynamics’ top ten customers contributed $102.6 million and $86.6 million to revenue for the year ended December 31, 2019 and 2018, respectively, in the aggregate accounting for $16.0 million of the increase despite a decline in revenue from one of Grid Dynamics’ top five customers due to cost-cutting initiatives. The remainder of the increase reflected growth in revenue from new customers (i.e., customers for which Grid Dynamics performed services for the first time during the period), which accounted for an additional $6.9 million of the increase, and other existing customers. The entire revenue increase was driven primarily by increased business volume, as well as a slight increase to average rates.

Cost of Revenue and Gross Profit. Cost of revenue increased by $17.5 million, or 33.4%, to $70.1 million in 2019 from $52.6 million in 2018 reflecting Grid Dynamics’ increased business volume.

Gross profit increased by $8.9 million, or 22.7%, to $48.2 million in 2019 from $39.3 million in 2018. Gross margin (gross profit as a percentage of revenue) decreased by 2.0 percentage points to 40.8% in the year ended December 31, 2019 from 42.8% in the year ended December 31, 2018. The gross margin decline was attributable mainly to a change in employee mix, reflecting Grid Dynamics’ expansion in Poland and an increase in the ratio of U.S.-based to non-U.S.-based personnel engaged in performing Grid Dynamics’ customer contracts. These trends reflect Grid Dynamics’ commitment to staffing its increasingly complex projects with appropriately experienced personnel. Grid Dynamics’ U.S. and Poland based employees are billed at higher hourly rates and generate more gross profit dollars per hour than professionals in other Grid Dynamics locations. However, the costs of these U.S. and Poland based employees are also higher and, therefore, they generate modestly lower gross margins.

Engineering, Research and Development. Engineering, research and development expense increased by $1.7 million to $4.3 million in the year ended December 31, 2019, a 64.4% increase from $2.6 million in the year ended December 31, 2018, reflecting Grid Dynamics’ efforts to develop its solutions and expertise.

Sales and Marketing. Sales and marketing expense increased by $1.7 million, or 33.6%, to $6.9 million in the year ended December 31, 2019 from $5.2 million in the year ended December 31, 2018. Sales and marketing expense accounted for 5.9% of Grid Dynamics’ revenue in the year ended December 31, 2019 compared to 5.7% in the year ended December 31, 2018, an increase of 0.2 percentage points. The increase was due mainly to the development of Grid Dynamics’ sales force personnel and ramp up in marketing events, starting in mid-2018.

General and Administrative. General and administrative expense increased by $3.7 million, or 20.9%, to $21.3 million in the year ended December 31, 2019 from $17.6 million in the year ended December 31, 2018. Labor, bonus, and vacation costs accounted for approximately $1.2 million of the increase, consistent with the increase in headcount. In addition, we renewed certain operating leases for corporate office rent accounting for an additional $1.0 million. Stock-based compensation accounted for an additional $0.7 million. The remainder of the increase was attributable to Grid Dynamics’ relocation of personnel, increased spend on workforce global mobility initiatives, increased acquisition-related exploratory costs, an increase in other travel-related costs and human-resources expenses. As a result, general and administrative expense accounted for 18.0% of Grid Dynamics’ revenue in the year ended December 31, 2019, a decrease of 1.2 percentage points from 19.2% in the year ended December 31, 2018.

Other income/(expenses), net. Other net expenses decreased to $0.2 million for the year ended December 31, 2019 from $0.7 million for the year ended December 31, 2018, reflecting increased interest income and a reduction in miscellaneous expenses.

Provision/(benefit) for Income Tax. Provision/(benefit) for income tax was $4.6 million in the year ended December 31, 2019 compared to $3.9 million in the year ended December 31, 2018. The effective tax rate increased by 0.5 percentage points between periods. See “— Key Components of Revenue and Expenses — Costs and Expenses — Provision for income tax.”

Net Income/(loss). Net income/(loss) increased to $10.8 million in the year ended December 31, 2019 from $9.2 million in the year ended December 31, 2018 for the reasons discussed above.

Liquidity and Capital Resources

Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $112.7 million is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.

As of December 31, 2020, Grid Dynamics had cash and cash equivalents amounting to $112.7 million (compared to $42.2 million at December 31, 2019). Of this amount, $3.1 million was held outside the United States, namely in Russia, Ukraine, Poland, Serbia and the Netherlands (compared to $2.2 million as of December 31, 2019). As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Russia, Ukraine, Poland and Serbia may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States.

Grid Dynamics does not have any debt outstanding as of December 31, 2020 and did not have any debt outstanding at any balance sheet date presented.

Our performance stock units, or PSUs, vest upon the satisfaction of a performance-based vesting condition. The compensation committee of our board of directors determined that the performance conditions of the PSUs were met as of February 12, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.75 million shares were net withheld to cover $10.7 million tax withholding and remittance obligations. The first vesting event for our restricted stock units, or RSUs, will also occur on March 13, 2021, at which time approximately 0.6 million shares underlying RSUs held by our officers and employees will vest and settle into shares of our common stock. We currently expect that the average withholding tax rate for individuals holding our RSUs will be approximately 52%. We have determined that our policy will be to require individuals to withhold to cover, so approximately 52% of the vested shares would be withheld on the settlement date, with the equivalent value being paid by us from our working capital. If the price of our common stock at the time of settlement of the RSUs in the first quarter of 2021 were equal to the share price that triggered the vesting of the PSUs, or $14.33 per share, we estimate that this tax withholding obligation in the first quarter of 2021 would be approximately be $15.0 million in the aggregate.

Cash Flows

The following table summarizes Grid Dynamics’ cash flows for the annual periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$5,932	$12,534	$10,584
Net cash used in investing activities	(18,339)	(2,811)	(3,079)
Net cash provided by financing activities	82,967	14,604	-
Net increase in cash and cash equivalents	70,556	24,327	7,505
Cash, cash equivalents (beginning)	42,189	17,862	10,357
Cash, cash equivalents (end)	$112,745	$42,189	$17,862

Operating Activities. Net cash provided by operating activities during the year ended December 31, 2020 decreased by $6.6 million, or 52.7%, to $5.9 million from $12.5 million in the same period in 2019, driven by lower cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges). The key reasons for the decline in net cash provided by operating activities were retention bonuses paid out to employees due to the successful Business Combination on March 5, 2020, lower level of revenues due to the impact of the COVID-19 pandemic in the period of March through September 30, 2020, and higher costs associated with our delivery centers.

Net cash provided by operating activities during the year ended December 31, 2019 increased by $1.9 million, or 18.4%, to $12.5 million from $10.6 million in the same period in 2018, driven by higher operating profit ($2.3 million increase year-on-year) as well as higher non-cash operating costs, particularly depreciation and amortization and stock-based compensation charges, offset by increases in prepaid expenses and deferred transaction costs.

Investing Activities. Net cash used in investing activities during the year ended December 31, 2020 was $18.3 million compared to $2.8 million in cash used in the same period in 2019, due primarily to cash paid for the Daxx acquisition in the year ended December 31, 2020 as well as capital expenditures for computer hardware and related equipment in both periods.

Net cash used in investing activities during the year ended December 31, 2019 was $2.8 million compared to $3.1 million in cash used in the same period in 2018, and in both periods reflected mainly capital expenditures for computer hardware and related equipment.

Financing Activities. Net cash provided by financing activities was $83.0 million in the year ended December 31, 2020, reflecting primarily the proceeds from the Business Combination. Net cash provided by financing activities was $14.6 million in the year ended December 31, 2019 reflecting primarily $14.9 million in proceeds from the sale of common and preferred stock and $1.7 million in proceeds from stock option grant exercises in 2019, partially offset by dividends paid of $2.0 million.

Net cash provided by financing activities was $14.6 million in the year ended December 31, 2019, reflecting primarily $14.9 million in proceeds from the sale of common and preferred stock and $1.7 million in proceeds from stock option grant exercises in 2019, offset by dividends paid of $2.0 million. Grid Dynamics had substantially no cash flows from or used in financing activities in the year ended December 31, 2018.

Contractual Obligations

The following table and the information that follows summarizes Grid Dynamics’ contractual obligations as of December 31, 2020.

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$3,957	$2,878	$1,077	$2	$
Software service agreement obligation(2)	$1,279	$505	$693	$81	$

(1)	Includes leases of facilities and vehicles. Grid Dynamics’ headquarters in San Ramon, California is under lease, expiring in December 2022. Grid Dynamics also has 20 lease agreements for facilities in Texas, the US, Russia, Poland, Serbia, the Netherlands, and Ukraine, under leases expiring between January 2021 and August 2023.
(2)	Grid Dynamics entered into one non-cancelable software services agreement with a term of five years. Payments are due quarterly in advance beginning March 1, 2020.

Grid Dynamics’ outstanding operating leases and software service agreement obligations have not changed materially since December 31, 2020. In addition, Grid Dynamics purchases software licenses in the ordinary course of business.

Non-perpetual licenses are typically renewed annually. Grid Dynamics does not have any material obligations under contractual arrangements other than as disclosed in this Annual Report.

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

Critical Accounting Policies

Grid Dynamics management’s discussion and analysis of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires Grid Dynamics to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Grid Dynamics considers an accounting judgment, estimate or assumption to be critical when (1) an estimate or assumption is complex in nature or requires a high degree of judgment, and (2) the use of different judgments, estimates and assumptions could have a material impact on Grid Dynamics’ consolidated financial statements. Grid Dynamics’ critical accounting policies are described in Note 2 to its consolidated financial statements.

Revenue

Grid Dynamics derives substantially all of its revenue through time and materials contracts. Fixed-fee customer contracts, although not significant historically, will comprise a more significant portion of revenue in future periods. For all contracts, Grid Dynamics uses master agreements that govern the overall relevant terms and conditions of the business arrangement and executes statements of work pursuant to such agreements to execute specific projects. Grid Dynamics recognizes revenue for services over time as hours are incurred by Grid Dynamics’ engineering personnel. For all contracts, the customer derives value from the Company providing daily consulting services, and the value derived corresponds to the labor hours expended. Therefore, the Company measures the progress and recognizes revenue using an effort-based input method.

Grid Dynamics also offers volume discounts or early settlement discounts. Volume discounts apply once the customer reaches certain contractual spend thresholds. Early settlement discounts are issued contingent upon the timing of the payment from the customer. If the consideration promised in a contract includes a variable amount, Grid Dynamics only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Income Taxes

The determination of the provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Changes in tax law, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings across taxing jurisdictions all affect the overall effective tax rate.

In assessing the realizability of deferred tax assets, Grid Dynamics considers whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Management considers all available evidence, both positive and negative, in determining whether a valuation allowance is required, including prior earnings history, the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods of tax attributes and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset in making this assessment. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.

Grid Dynamics evaluates for uncertain tax positions at each balance sheet date. When it is more likely than not that a position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, Grid Dynamics measures the amount of tax benefit from the position and records the largest amount of tax benefit that is greater than 50% likely of being realized after settlement with a tax authority. Grid Dynamics’ policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in provision for income tax.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, recording any assets acquired and liabilities assumed based on their respective fair values. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The Company uses management estimates and industry data to assist in establishing the acquisition date fair values of assets acquired, liabilities assumed, and contingent consideration granted, if any. These estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.

Stock-based Compensation

Grid Dynamics has in the past issued, currently issues and intends to continue issuing incentive stock options and non-qualifying stock options, performance stock units and restricted stock units. While Grid Dynamics does not currently have any other form of stock-based awards outstanding, it may also issue stock appreciation rights. Stock-based compensation expense is measured based on the grant-date fair value of the share-based awards. Forfeitures are recognized as incurred. Grid Dynamics estimates grant date fair value of its stock using a number of objective and subjective factors, as described in more detail below, and the Black-Scholes option pricing model to estimate the grant date fair value of option grants. The model requires management to make a number of key assumptions, including expected volatility, expected term, risk free interest rate and expected dividends. As Grid Dynamics’ shares do not   have sufficient trading history, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The expected term is estimated using the simplified method, which takes into account vesting and contractual term. Grid Dynamics’ options grants generally vest over a 4-year period and from time to time Grid Dynamics makes grants with a portion vesting at the time of grant. Management elected to use the simplified method instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. Grid Dynamics evaluates the assumptions used to value its stock-based awards on each grant date. Grants are approved by Grid Dynamics’ Board of Directors.

Grid Dynamics amortizes the grant date fair value of all stock-based compensation awards over the employee’s requisite service period for the entire award on a straight-line basis, which is generally the vesting period. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), Grid Dynamics uses the straight-line attribution method under ASC 718, under which it recognizes compensation cost on a straight-line basis over the total requisite service period for the entire award. Additionally, Grid Dynamics applies the “floor” concept, so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. In other words, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date (for example, as a result of a portion of a grant vesting at the grant date), Grid Dynamics will increase its recognized expense to at least equal the fair value of the vested amount. The fair market value of Grid Dynamics stock is determined based on the closing price on NASDAQ on the measurement date. For more detailed information about Grid Dynamics’ historical and outstanding grants and its valuation of its stock-based compensation and awards, see Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

Recently Adopted and Issued Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to Grid Dynamics’ consolidated financial statements.

In particular, Grid Dynamics implemented Accounting Standards Codification (ASC) Topic 606 (Revenue from Contracts with Customers) in January 2019. Grid Dynamics adopted the standard using the modified retrospective method, where it recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings while prior period amounts are not adjusted and continue to be reported in accordance with Grid Dynamics’ legacy accounting under ASC Topic 605. The implementation of the new standard did not materially affect our consolidated financial statements as discussed further in Note 2 to Grid Dynamics’ consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grid Dynamics has in the past and may in the future be exposed to certain market and credit risks in the ordinary course of business, including exposure related to fluctuations in foreign currency rates, and on occasion and to a lesser extent, changes in interest rates and concentration of credit risk. In addition, Grid Dynamics’ international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions. See Item 1A, “Risk Factors” for additional information.

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

For the year ended December 31, 2020, approximately 14%, 12%, and 10% of Grid Dynamics’ $126.7 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, for the year ended December 31, 2019, approximately 22%, 13%, and 12% of Grid Dynamics’ $102.7 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively.

In the year ended December 31, 2020:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $1.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $0.7 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.4 million decrease in income from operations.

In the year ended December 31, 2019:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $2.1million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $2.5million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.3 million decrease in income from operations.

Grid Dynamics analyzes sensitivity to the rouble and zloty separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors.

Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks minimize it by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one week. Grid Dynamics’ management may evaluate new hedging strategies in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRID DYNAMICS HOLDINGS, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Grid Dynamics Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Grid Dynamics Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income/(loss) and comprehensive income/(loss), convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

San Francisco, California

March 5, 2021

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$112,745	$42,189
Accounts receivable, net of allowance of $418, and $20 as of December 31, 2020 and December 31, 2019	16,890	13,893
Unbilled receivables	1,799	5,036
Prepaid income taxes	821	308
Deferred transaction costs	—	1,878
Prepaid expenses and other current assets	2,361	2,711
Total current assets	134,616	66,015
Property and equipment, net	4,095	4,024
Intangible assets, net	8,125	18
Deferred income taxes	5,609	1,474
Goodwill	14,690	—
Total assets	$167,135	$71,531

Liabilities and equity
Current liabilities
Accounts payable	$757	$768
Accrued liabilities	628	1,188
Accrued compensation and benefits	7,479	5,337
Accrued income taxes	1,248	869
Other current liabilities	3,206	138
Total current liabilities	13,318	8,300
Deferred tax liabilities	2,093	—
Total liabilities	15,411	8,300

Commitments and contingencies (Note 15)
Convertible preferred stock, no par value, 0 and 1,047,942 shares authorized and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	9,187

Stockholders’ equity (Note 9)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 50,878,780 and 21,644,392 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	5	2
Additional paid-in capital	128,930	18,650
Retained earnings	22,793	35,392
Accumulated other comprehensive loss	(4)	—
Total stockholders’ equity	151,724	54,044
Total liabilities, convertible preferred stock, and stockholders’ equity	$167,135	$71,531

The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018
Revenue	$111,283	$118,326	$91,865
Cost of revenue	69,662	70,090	52,559
Gross profit	41,621	48,236	39,306

Operating expenses
Engineering, research, and development	9,311	4,346	2,643
Sales and marketing	10,051	6,947	5,200
General and administrative	37,707	21,318	17,634
Total operating expenses	57,069	32,611	25,477

Income/(loss) from operations	(15,448)	15,625	13,829

Other income/(expenses), net	236	(176)	(746)

Income/(loss) before income taxes	(15,212)	15,449	13,083
Provision/(benefit) for income taxes	(2,613)	4,642	3,855
Net income/(loss)	$(12,599)	$10,807	$9,228
Foreign currency translation adjustments, net of tax	(4)	—	—
Comprehensive income/(loss)	$(12,603)	$10,807	$9,228

Earnings/(loss) per share
Basic	$(0.28)	$0.49	$0.46
Diluted	$(0.28)	$0.49	$0.46

Weighted average shares outstanding
Basic	44,737	21,118	20,217
Diluted	44,737	21,122	20,217

The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated Other Comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	Loss	equity
Balance at December 31, 2017	—	$—	12,000	$—	$7,038	$17,357	$—	$24,395
Retroactive application of recapitalization (Note 3)	—	—	8,217	2	(2)	—	—	—
Adjusted balance beginning of period	—	—	20,217	2	7,036	17,357	—	24,395

Dividends declared	—	—	—	—	—	(2,000)	—	(2,000)
Stock-based compensation	—	—	—	—	1,756	—	—	1,756
Net income	—	—	—	—	—	9,228	—	9,228
Balance at December 31, 2018	—	—	20,217	2	8,792	24,585	—	33,379
Net income	—	—	—	—	—	10,807		10,807
Stock-based compensation	—	—	—	—	2,441	—		2,441
Issuance of common and preferred stock, net of $96 issuance costs	1,048	9,187	1,048	—	5,717	—		5,717
Exercise of stock options	—	—	379	—	1,700	—	—	1,700
Balance at December 31, 2019	1,048	9,187	21,644	2	18,650	35,392	—	54,044
Net loss	—	—		—	—	(12,599)	—	(12,599)
Stock-based compensation	—	—	—	—	20,006	—	—	20,006
Conversion of preferred stock	(1,048)	(9,187)	1,048	1	9,187	—	—	9,188
Consideration paid to Grid shareholders	—	—	—	—	(123,865)	—	—	(123,865)
ChaSerg shares recapitalized, net of transaction costs of $4,142	—	—	28,088	2	204,323	—	—	204,325
Conversion of promissory note to common stock	—	—	53	—	530	—	—	530
Exercise of stock options	—	—	18	—	99	—	—	99
Issuance of shares in connection with vested RSUs	—	—	28	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	—	—	50,879	$5	$128,930	$22,793	$(4)	$151,724

The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income/(loss)	$(12,599)	$10,807	$9,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,672	2,311	1,312
Impairment of goodwill	—	139	—
Bad debt expense	398	—	—
Deferred income taxes	(4,135)	(425)	(566)
Stock-based compensation	20,006	2,441	1,756
Changes in operating assets and liabilities:
Accounts receivable	(1,418)	(885)	(1,402)
Unbilled receivables	3,237	(722)	(3,607)
Prepaid income taxes	(410)	121	1,917
Deferred transaction costs	—	(1,878)	—
Prepaid expenses and other current assets	373	(1,101)	(564)
Accounts payable	(49)	301	219
Accrued liabilities	(1,579)	(552)	524
Accrued compensation and benefits	(255)	1,424	1,722
Accrued income taxes	(166)	712	(36)
Other current liabilities	(143)	(159)	81
Net cash provided by operating activities	5,932	12,534	10,584

Cash flows from investing activities
Purchase of property and equipment	(2,252)	(2,811)	(3,079)
Daxx acquisition, net of cash acquired	(16,087)	—	—
Net cash used in investing activities	(18,339)	(2,811)	(3,079)

Cash flows from financing activities
Cash received from ChaSerg	208,997	—	—
GDI shares redeemed for cash	(123,865)	—	—
Equity issuance costs	(2,264)	—
Sales of common and preferred stock	—	14,904	—
Payments of dividends	—	(2,000)	—
Proceeds from exercises of stock options	99	1,700	—
Net cash provided by financing activities	82,967	14,604	—

Effect of exchange rate changes on cash and cash equivalents	(4)	—	—

Net increase in cash and cash equivalents	70,556	$24,327	$7,505
Cash and cash equivalents, beginning of period	42,189	17,862	10,357
Cash and cash equivalents, end of period	$112,745	$42,189	$17,862

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,128	$3,195	$1,482

Supplemental disclosure of non-cash activities
Accrued software implementation costs	$—	$227	$—
Acquisition fair value of contingent consideration issued for acquisition of business	$1,947	$—	$—
Dividends declared	$—	$—	$2,000
Conversion of preferred stock to common stock	$9,187	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

In conjunction with the Business Combination, outstanding shares of GDI were converted into common stock of the Company, par value $0.0001 per share, shown as a recapitalization, and the net assets of ChaSerg were acquired at historical cost, with no goodwill or other intangible assets recorded. GDI was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing (for the years ended December 31, 2019 and 2018 and the period from January 1, 2020 to March 5, 2020) are those of GDI. ChaSerg’s assets and liabilities, which include net cash from the trust of $85.1 million, and results of operations were consolidated with GDI beginning on the Closing.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to GDI shareholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to GDI preferred and common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material. Significant estimates include useful lives and recoverability of property and equipment, determination of fair value, useful lives and recoverability of intangible assets and goodwill, allowances for receivables, calculation of accrued liabilities, capitalization of internally developed software, stock-based compensation, contingent consideration payable, determination of provision for income taxes and uncertain tax positions.

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

Cash and cash equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. At times, cash deposits with banks may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, current economic conditions within the industries the Company serves as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. The allowance for doubtful accounts balance increased $0.4 million as of December 31, 2020 compared to December 31, 2019.

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Trade accounts receivable	$17,308	$13,913
Allowance for doubtful accounts	(418)	(20)
Total trade accounts receivable, net	$16,890	$13,893

Unbilled receivables

Generally, the Company will not bill customers until the services have been completed. From time-to-time, a service period may overlap with a period-end and the unbilled receivables represent amounts for services performed through period-end, but not yet billed. The unbilled receivable represents the amount expected to be billed and collected for services performed through period-end in accordance with contract terms. The unbilled receivables balances were $1.8 million and $5.0 million as of December 31, 2020 and 2019, respectively.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally 2 to 7 years. Leasehold improvements and property under capital leases are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are expensed as incurred.

Software development costs

The Company capitalizes costs incurred during the application development and implementation stages for computer software developed or obtained for internal use that are specifically identifiable, have determinable lives and relate to probable future economic benefits. Capitalized computer software costs are included in property and equipment, net in the consolidated balance sheets. Average useful life of such costs is two years.

During the years ended December 31, 2020 and 2019, the Company capitalized $1.1 million and $1.0 million of internally developed software costs, respectively. The unamortized amount of internally developed software costs was $1.3 million as of December 31, 2020 and $1.1 million as of December 31, 2019. Amortization of internally developed software is recorded within research and development and marketing expenses as the software is developed for purposes of supporting internal R&D, engineering, and marketing activities. Costs associated with minor enhancements and maintenance or costs incurred during the preliminary project stage, and costs for training, data conversion, and maintenance are expensed as incurred. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Internally developed software did not have any impairment for the years ended December 31, 2020 and 2019.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, recording any assets acquired and liabilities assumed based on their respective fair values. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The Company uses management estimates and industry data to assist in establishing the acquisition date fair values of assets acquired, liabilities assumed, and contingent consideration granted, if any. These estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow method of the income approach and market approach to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. As of December 31, 2020, the Company has a single reporting unit and determined there were no indicators of impairment.

Intangible assets

Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over the asset’s useful lives ranging between 2 and 10 years. The Company recorded $0.1 million of amortization expense for the year ended December 31, 2020, $0.1 million of amortization expense for the year ended December 31, 2019, and $0.2 million for the year ended December 31, 2018.

Fair value

Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

●	Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data.

●	Level 3 – Unobservable inputs that are supported by little or no market activities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Concentrations of credit risk and significant customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. The Company also has cash deposited with commercial banks outside the United States, including countries such as Russia and Ukraine, in which banking and other financial systems are less developed and regulated. Bank deposits made by corporate entities in less developed markets such as these are not insured. As of December 31, 2020, $0.7 million of total cash was held in Russia and $0.2 million was held in Ukraine. As of December 31, 2019, $1.0 million of total cash was held in Russia and $0.1 million was held in Ukraine. In these regions, and particularly in Russia, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, may result in the loss of the Company’s deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.

The Company records its accounts receivable and unbilled receivables at their face amounts less allowances. Accounts receivable and unbilled receivables are generally dispersed across the Company’s customers in proportion to their revenue. Three customers individually exceeded 10% of the Company’s accounts receivable balance at December 31, 2020 and December 31, 2019. Three customers individually exceeded 10% of the unbilled receivables at December 31, 2020 and two customers individually exceeded 10% of the unbilled receivables balance at December 31, 2019.

The Company has not experienced any losses on its cash and cash equivalents and minimal losses on its accounts receivable. The Company performs ongoing evaluations of its customers’ financial condition.

Two, three and three customers accounted for greater than 10% of revenue for the twelve months ended December 31, 2020, 2019 and 2018, respectively.

Foreign currency risks

The functional currency of the Company and its subsidiaries is the U.S. dollar with an exception of Daxx, recently acquired by the Company, whose functional currency is the Euro. The Company generates most of its revenues in U.S. dollars. The international subsidiaries convert the U.S. dollars to their respective local currencies to fund operations such as labor and materials required for the entity to operate. The Company’s international subsidiaries’ accounting records are denominated in their respective local currencies. The Company is exposed to foreign currency exchange rate changes that could impact remeasurement of foreign denominated monetary assets and liabilities into U.S. dollars with the remeasurement impact recorded to income. The Company is also exposed to fluctuations in foreign currency exchange rates related to cash outflows for expenditures in foreign currencies. The net income/(loss) on foreign currency transactions was $0.3 million, $(0.3) million, and $(0.2) million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company has not entered into any foreign exchange forward contracts, derivatives, or similar financial instruments to hedge against the risk of foreign exchange rate fluctuations.

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

Consulting services revenue is a single performance obligation earned through a series of distinct daily services and may include services such as those described above. The Company recognizes revenue for services over time as the customer simultaneously receives and consumes the benefits as the Company performs IT consulting services. For revenue contracts, the customer derives value from the Company providing daily consulting services, and the value derived corresponds to the labor hours expended. Therefore, the Company measures the progress and recognizes revenue using an effort-based input method. For fixed fee contracts, the Company recognizes revenue as the work is performed, the monthly calculation of which is based upon actual labor hours incurred and level of effort expended throughout the duration of the contract.

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

Disaggregation of Total Revenues:

The following table shows the disaggregation of the Company’s revenues by contract type for the year ended December 31, 2020:

Contract Type, in thousands
Time-and-material	$104,583
Fixed-fee	5,705
Other	995
Total Revenues	$111,283

Remaining performance obligation

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2020. This disclosure is not required for:

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

All of the Company’s contracts met one or more of these exemptions as of December 31, 2020.

Cost of revenue

Cost of revenue primarily consists of compensation for professional staff generating revenues for the Company. Compensation includes salary, benefits, performance bonuses, retention bonuses, stock compensation expense, and travel expenses. The Company allocates a portion of depreciation and amortization to cost of revenue.

Engineering, research and development

Engineering, research, and development expenses primarily include compensation for professional staff performing research and development related activities that are not directly attributable to generating revenues for the Company. Research and development activities relate to building and scaling the next generation ecommerce platform solutions for customers. Research and development costs are expensed as incurred. Engineering, research, and development expenses also include depreciation and amortization costs, stock-based compensation expenses and retention bonuses.

Selling and marketing

Selling and marketing expenses are those expenses associated with promoting and selling the Company’s services and include such items as sales and marketing personnel salaries, benefits, stock compensation expenses, travel, advertising, depreciation and amortization, retention bonuses, and other promotional activities.

General and administrative

General and administrative expenses include other operating items such as officers’ and administrative personnel salaries, benefits, stock compensation expenses, legal and audit expenses, public company related expenses, insurance, facility costs, retention bonuses, depreciation and amortization, including amortization of purchased intangibles, and operating lease expenses.

Stock-based compensation expense

Stock-based compensation expense is measured based on the grant-date fair value of the share-based awards. Forfeitures are recognized as incurred. The Company estimates stock options grant-date fair value using the Black-Scholes-Merton option pricing model. The model requires management to make a number of key assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value its share-based awards on each grant date. The fair market value of Grid Dynamics stock is determined based on the closing price on NASDAQ on the measurement date. The Company amortizes the grant-date fair value of all share-based compensation awards over the employee’s requisite service period for the entire award on a straight-line basis, which is generally the vesting period. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), the Company uses the straight-line attribution method under ASC 718 under which they recognize compensation cost on a straight-line basis over the total requisite service period for the entire award (i.e., over the requisite service period of the last separately-vesting tranche of the award). Additionally, the Company applies the “floor” concept so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. That is, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date, the company will increase its recognized expense to at least equal the fair value of the vested amount. Refer to Note 9 — Stock-based compensation for additional information.

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

Restructuring

The Company initiated a restructuring plan focused on optimizing utilization. For twelve months ended December 31, 2020, the Company incurred and paid total restructuring expenses of $0.9 million, which mostly included employee termination costs. This amount is included as a component of general and administrative expenses in the consolidated financial statements.

Earnings per share

The Company accounts for earnings per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and potential dilutive common shares outstanding during the period. Under U.S. GAAP, companies are required to include certain option grants granted to employees and convertible preferred stock in the diluted earnings per share calculation, except in cases where the effect of the inclusion of options and convertible preferred stock would be antidilutive.

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

The Company transitioned to ASC Topic 606, Revenue From Contracts with Customers (“ASC 606”, the “New Standard”), from ASC Topic 605, Revenue Recognition on January 1, 2019. The New Standard was applied to all contracts that were not complete as of the date of adoption, using the modified retrospective transition method. The transition to ASC 606 represents a change in accounting principle. The Company’s consolidated financial statements reflect the adoption of ASC 606 beginning in 2019, while the Company’s consolidated financial statements prior to 2019 were prepared under the guidance of ASC 605. The new standard did not materially affect the Company’s consolidated statements of income and comprehensive income, balance sheets, or cash flows, and prior periods were not impacted as a result of the adoption of the standard. The new standard resulted in insignificant changes to the timing of recognition of revenues for certain volume discounts.

The Company elected to early adopt ASU No. 2018-15, Intangibles, Goodwill, and Other - Internal Use Software (Subtopic 350-40): Customer’s accounting for implementation costs incurred in a Cloud Computing Arrangement that is a service contract as of January 1, 2019. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The adoption of the new standard did not materially affect the Company’s consolidated statements of income and comprehensive income, balance sheets, or cash flows.

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

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities”. The new standard changes how entities evaluate decision-making under the variable interest entity guidance. The new standard is effective on January 1, 2020 and was applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings of the adoption date. The Company has determined that the adoption of this guidance did not have a material effect on the consolidated financial statements.

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

In connection with the Closing, 51,715 shares of common stock were redeemed at a price per share of approximately $10.21. See Note 9 for details of the Company’s common stock prior to and subsequent to the Business Combination.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $4.7 million, consisting of legal and professional fees, of which $4.1 million were related to equity issuance costs and recorded to additional paid-in capital as a reduction of proceeds and $0.6 million were recorded to general and administrative expenses.

In connection with the Business Combination, all outstanding retention bonus obligations from a 2017 acquisition totaling $3,363,000 were accelerated and paid in full to Grid Dynamics’ personnel immediately prior to the Closing and were recorded in cost of revenue and operating expenses in the consolidated financial statements.

Note 4 — Acquisition of Daxx Web Industries B.V.

On December 14, 2020, the Company completed its acquisition of Daxx, a Netherlands-based software development and technology consulting company. In addition to high-end software development, Daxx provides consulting services spanning agile process reengineering, lean development, and DevOps. The Company expects to gain market share and realize synergies through the acquisition of Daxx.

The total purchase consideration is up to $23.3 million and included cash consideration of approximately $18.4 million and contingent cash consideration of up to approximately $4.9 million. The fair value of the contingent consideration at the date of the acquisition was determined to be approximately $1.9 million. The contingent consideration is payable based on revenue and EBITDA metrics achieved by Daxx for 270 days following the date of the acquisition (the “Earnout Period”) and is payable 60 days following the Earnout Period. The Company recorded a liability for the contingent consideration amount based the Company’s best estimate of the fair value of the expected payout. The Company will continue to reassess the expected contingent consideration payable and changes to the fair value of the expected payment will be reflected in the Company’s Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash & equivalents	$2,266
Accounts receivable	1,978
Prepaid expenses and other	283
Fixed assets	352
Goodwill	14,690
Intangible assets	8,174
Accounts payable	(37)
Accrued expenses	(2,397)
Tax liabilities	(2,639)
Other current liability and unearned revenues	(2,284)
Net assets acquired	$20,386

The fair value of identifiable intangible assets as of the date of acquisition is as follows:

(In thousands)	Fair Value	Useful Life	Amortization method
Customer relationships	$4,234	8 years	Straight-line
Daxx trade name	3,500	10 years	Straight-line
Non-compete agreements	440	2 years	Straight-line
Total identified intangible assets	$8,174

As a result of the acquisition, the Company recognized a total of $14.7 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach. The goodwill is not deductible for income tax purposes.

The Company used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, the Company is required to make estimates and assumptions about sales, operating margins, growth and attrition rates, royalty rates and discount rates based on budgets, business projections, anticipated future cash flows, and marketplace data.

The acquisition of Daxx was accounted for using the acquisition method of accounting, and consequently, the results of operations for Daxx are reported in the consolidated financial statements from the date of acquisition. Daxx’s revenues were approximately $1.0 million from the date of acquisition to December 31, 2020. Daxx's results for the same period were insignificant to the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Daxx had occurred at the beginning of 2019. Daxx’s pre-acquisition results have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, depreciation expense, related to the financing and related income taxes. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results.

The 2019 and 2020 pro forma results include transaction related expenses incurred by Daxx prior to the acquisition of $0.4 million including items such as consultant fees and other deal costs; transaction related expenses incurred by the Company of $0.5 million including fees paid to third parties and other deal costs.

These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

(In thousands, unaudited)	2020	2019
Revenue	$133,622	$138,002
Net income/(loss)	$(10,925)	$12,091
Earnings/(loss) per share	$(0.24)	$0.55

Note 5 — Property and Equipment, net

Property and equipment consist of the following:

	Estimated	As of December 31,
	Useful Life (In Years)	2020	2019
	(dollars in thousands)
Computers and equipment	3	$6,447	$5,470
Machinery and automobiles	5	551	129
Furniture and fixtures	7	643	544
Software	5	554	407
Leasehold improvements	7	236	119
		8,430	6,669
Less: Accumulated depreciation and amortization		(5,622)	(3,784)
		2,809	2,885

Capitalized software development costs	2	3,531	2,478
Less: Accumulated amortization		(2,245)	(1,339)
		1,287	1,139
Property and equipment, net		$4,095	$4,024

Property and equipment depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018 was $2.6 million, $2.2 million, and $1.1 million, respectively.

Note 6 — Intangible assets, net

Intangible assets consist of the following:

	Estimated	As of
	Useful Life (In Years)	December 31, 2020	December 31, 2019
	(dollars in thousands)
Customer relationships	8	$4,234	$-
Tradename	10	3,500	-
Non-compete agreements	2	440	-
Technology	5	-	478
		8,174	478
Less: Accumulated amortization		(49)	(460)
Intangible assets, net		$8,125	18

Intangible assets amortization expense for the years ended December 31, 2020, 2019, and 2018 was $0.1 million, $0.1 million, $0.2 million, respectively. Technology was fully amortized and written off during the twelve months ending December 31, 2020 due to its obsolescence.

Note 7 — Other current liabilities

The components of other current liabilities were as follows:

	As of December 31,
	2020	2019
	(In thousands)
Customer deposits	$731	$-
Other liabilities	528	138
Contingent consideration payable	1,947	-
Total other current liabilities	$3,206	$138

In connection with the acquisition of Daxx on December 14, 2020, the Company recorded a contingent consideration payable, a post-closing earn-out consideration, estimated based on fair value.

Note 8 — Income taxes

Income before provision for income taxes consisted of the following:

	For the years ended December 31,
	2020	2019	2018
	(in thousands)
United States	$(18,084)	$13,486	$9,460
International	2,872	1,963	3,623
	$(15,212)	$15,449	$13,083

The federal and state income tax provision/(benefit) is summarized as follows:

	For the years ended December 31,
	2020	2019	2018
	(in thousands)
Current
Federal	$167	$3,799	$2,841
State	97	599	623
International	1,199	669	936
Total current tax expense	1,462	5,067	4,400
Deferred
Federal	(3,042)	(375)	(484)
State	(811)	(50)	(61)
International	(222)	—	—
Total deferred tax expense/(benefit)	(4,076)	(425)	(545)
Total tax expense/(benefit)	$(2,613)	$4,642	$3,855)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2020 and 2019 are as follows (in thousands):

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets
Accrued compensation	$545	$401
Allowance for bad debt	105	5
State tax accrual	13	165
Stock-based compensation	2,595	906
Net operating loss	2,364	111
Credits	71	-
Total deferred tax assets	5,693	1,588
Deferred tax liabilities
Fixed asset basis	(84)	(114)
Intangible assets	(2,093)	-
Total deferred tax liabilities	(2,177)	(114)
Net deferred taxes	$3,516	$1,474

The Company assessed its ability to realize the benefits of its domestic deferred tax assets (DTA) by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, and (4) the length of net operating loss (“NOL”) carryforward periods. The Company determined it is in a three-year cumulative taxable income position as of December 31, 2020 and expects to continue to be in a taxable income position in the long-term foreseeable future.

After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded it is more likely than not that sufficient future taxable income will be generated to realize the benefits of its DTAs prior to expiration. As a result, the Company determined that no valuation allowance was needed as of December 31, 2020.

Net operating losses and tax credit carryforwards as of December 31, 2020 are as follows:

	Amount	Expiration years
	(in thousands)
Net operating losses, federal (Post December 31, 2017)	$8,855	Do not expire
Net operating losses, federal (Pre January 1, 2018)	404	2032 – 2040
Net operating losses, state	$7,140	2032 – 2040
Tax credits, federal	115	2040

The effective tax rate of the Company’s provision/(benefit) for income taxes differs from the federal statutory rate as follows:

	For the years ended December 31,
	2020	2019	2018
Statutory rate	(21.00)%	21.00%	21.00%
State tax	(3.86)%	2.53%	3.31%
Permanent items	2.81%	3.17%	4.68%
Stock-based compensation deductions	(2.43)%	1.19%	—%
R&D credits	(0.1)%	(0.70)%	(0.86)%
Foreign rate differential	2.62%	2.86%	1.33%
GILTI	4.78%	-	-
Total	(17.18)%	30.05%	29.46%

As of December 31, 2020, the Company has approximately $0.7 million of unrecognized tax benefits. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of the amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2020	$357
Increases related to prior year tax positions	1
Increases related to current year tax positions	296
Balance at December 31, 2020	$654

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. There was no interest or penalties accrued as of December 31, 2020.

The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. The tax years ended from December 2012 to December 2019 remain open to examination due to the carryover of unused net operating losses or tax credits.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has elected to treat any potential GILTI inclusions as a period cost.

On March 27, 2020, the U.S. President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of net operating loss carryforwards (“NOLs”) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The Company is still evaluating the impact but does not currently expect the provisions of the CARES Act to have a material effect on the realizability of deferred income tax assets or tax expense. There is no material impact for the twelve months ended December 31, 2020. As additional guidance is released, the Company will evaluate whether there would need to be a change in the period when such guidance is issued.

The Company's provision for income taxes does not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries.

On December 27, 2020, the U.S. president has signed into law the “Consolidated Appropriations Act, 2021” which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package was not materially impactful on the Company’s tax positions.

California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California Net Operating Loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of California Tax Credits utilization for 2020, 2021, and 2022. The legislation disallows the use of California Net Operating Loss deductions if the taxpayer recognizes business income and its income subject to tax is greater than $1 million. Additionally, business credits will only offset a maximum of $5 million of California tax liability. The Company has estimated its 2020 California state taxable income to be below $1 million. As such, this limitation does not impact the Company in 2020.

Note 9 — Stockholders’ equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common stock

The Company is authorized to issue 110,000,000 shares of common stock. At Closing the Company had issued 50,833,619 shares of common stock. As of December 31, 2020 the Company had 50,878,780 shares of common stock that were outstanding, of which: a) 26,888,285 shares were issued to the stockholders of ChaSerg who did not redeem their shares, b) 1,200,000 shares legally issued and outstanding to the ChaSerg Founders and underwriter subject to earnout provisions as discussed further below, c) 53,000 shares issued to the Sponsor of ChaSerg at $10.00 per share as the result of a promissory note of $0.5 million converted to the Company’s common stock, d) 19,490,295 shares issued to GDD International Holding Company, e) 2,094,850 shares issued to BGV Opportunity Fund, L.P., and f) 1,152,350 shares issued to former shareholders of GDI. Additionally at Closing, there were 4,313,917 outstanding vested options to purchase the Company’s common stock.

Preferred Stock

As of December 31, 2019 GDI had 1,047,942 shares of no par value shares of preferred stock outstanding convertible on a 1:1 basis with GDI’s common stock. At the Closing, the preferred stock outstanding was converted into common stock of the Company, par value $0.0001 per share. Therefore, as of December 31, 2020 there was no preferred stock outstanding.

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

As of December 31, 2020, none of the Earnout Shares have vested. On January 20, 2021, 399,999 Earnout Shares vested and are no longer subject to transfer restrictions. On March 2, 2021, 400,000 Earnout Shares vested and are no longer subject to transfer restrictions.

Warrants

As of December 31, 2020, there were a total of 11,346,500 warrants outstanding. As part of its initial public offering (“IPO”), ChaSerg issued 22,000,000 units including one share of common stock and one-half of one redeemable warrant. Simultaneously with its IPO, ChaSerg issued 640,000 private placement units to its sponsor underwriter, each consisting of one common share and one-half of one redeemable warrant. ChaSerg issued 53,000 units as a result of the conversion of a working capital sponsor loan consisting of one common share and one-half of one redeemable warrant.

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

Note 10 — Stock-based compensation

2018 Stock Plan

GDI had previously adopted a stock plan in 2018 (the “2018 Stock Plan”). Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Therefore, on the date of Closing, the acceleration of vesting for 2,568,523 stock options resulted in a stock compensation charge and corresponding increase to additional paid-in capital of $2.5 million. Additionally, at Closing, a percentage of outstanding vested GDI stock options were settled in exchange for cash consideration, pursuant to the terms of the Merger Agreement.

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

The following  table sets forth the activity for the 2018 Stock Plan, including the conversion of the vested and unvested options, for the year ended December 31, 2020:

Options Outstanding
Balance at December 31, 2019	2,734,327
Cashed out	(828,590)
Forfeited	(18,940)
Balance at March 31, 2020 (prior to exchange ratio conversion)	1,886,797
Converted vested balance	4,313,917
Converted unvested balance	364,094
Balance at March 6, 2020 (post to exchange ratio conversion)	4,678,011
Exercised in 2020	(28,057)
Forfeited/Cancelled in 2020	(50,164)
Options Outstanding as of December, 31, 2020	4,599,790

As of December 31, 2020, 0.05 million shares were forfeited, and 0.03 million shares were exercised for the total proceeds of $0.1 million. The number of shares exercisable as of December 31, 2020 was 4.4 million with the average exercise price $3.54 per share. The intrinsic value of the 4.6 million total outstanding shares of 2018 Plan Options as of December 31, 2020, was $41.7 million with the remaining contractual term 8.02 years. The total unrecognized compensation expenses related to 2018 Plan options as of December 31, 2020 was $0.2 million, net of forfeitures, to be expensed on a straight-line basis over 2.68 years.

2020 Equity Incentive Plan

Effective March 5, 2020, our board of directors approved an equity incentive plan (the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 16,300,000 Incentive Stock Options, Non-Statutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units (“PSUs”), and Performance Shares (“PSAs”) (collectively, the “Awards”) to employees, directors, and consultants of the Company. Our board of directors or any committee appointed by the board has the authority to grant Awards. As of December 31, 2020, our board of directors granted 2,087,000 NSOs, 3,053,969 RSUs, and 574,188 target PSUs at a maximum payout at 300%. The following table represent the number of shares available for grants from 2020 Equity Incentive Plan:

Available for grant
Available, March 5, 2020	16,300,000
Options granted	(2,087,000)
RSU granted	(3,053,969)
PSU granted (253% target achieved)	(1,452,699)
Options forfeited	144,600
RSU forfeited	30,000
Available for grant, December 31, 2020	9,880,932

Stock Options

The total of 2,087,000 NSOs shares granted during 2020 from 2020 Equity Incentive Plan with weighted average exercise price $8.37 are subject to the following time-based vesting conditions: one-fourth of the NSOs will vest on one year after the grant date; and thereafter one-sixteenth of the NSOs will vest each subsequent three-month anniversary. The NSOs have a ten-year exercise term, and once the NSOs are vested, the recipients have the right to purchase the Company’s stock at a fixed exercise price.

The grant date fair value of each NSO was estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for 2020 grants are provided in the following table.

2020
Dividend yield	0%
Expected volatility	40%
Risk-free interest rate	0.31-0.80%
Expected term in years	6.11
Grant date fair value of common stock.	$6.86 - 11.89

The Company used a zero percent dividend yield assumption for all Black-Scholes stock option-pricing calculations. Since the Company’s shares were not publicly traded prior to the Closing and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve at the date of grant. Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. The following table summarizes option activity for year 2020:

	Shares	Price (1)	Term (2)
Options granted	2,087,000	$8.37
Options forfeited	(144,600)	8.13
Options outstanding as of December 31, 2020	1,942,400	$8.38	9.22

(1)	Represents the weighted average exercise price

(2)	Represents weighted average remaining contractual term

None of the 2020 NSO grants are vested as of December 31, 2020. The aggregated fair value of 2.1 million NSOs granted during the twelve months ended December 31, 2020 was $6.9 million or $3.28 per share. The intrinsic value of the 1.9 million total outstanding shares of 2020 Plan Options as of December 31, 2020, was $8.2 million. The total unrecognized compensation expenses related to 2020 Stock Plan options as of December 31, 2020 was $5.3 million, net of forfeitures, to be expensed on a straight-line basis over the remaining 3.31 years.

Restricted Stock Units

A total 3.1 million RSUs granted as of December 31, 2020 were granted at the average fair market value of the Company’s stock of $8.22 on the date of the grant. The RSUs granted to employees generally are subject to the following time-based vesting conditions: one-fourth vest on the first anniversary of the grant; and thereafter one-sixteenth of the RSUs will vest each subsequent three-month anniversary. RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested. RSUs granted to the Board in lieu of the quarterly payments vest immediately. As of December 31, 2020, 28,300 shares of RSUs were released to the board for a total value of $0.2 million.

The aggregated fair value of RSUs granted during the twelve months ended December 31, 2020 was $25.1 million. The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of December 31, 2020 was $19.8 million to be expensed on a straight-line basis over 3.15 years.

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

Performance shares will be certified and vested no later than March 1, 2021 with the payout shortly after. As of December 31, 2020, the Company assessed the vesting of the Performance Share Units as probable. Stock-based compensation expense related to Performance Stock Units was $9.2 million in the twelve months ended December 31, 2020. The unrecognized expense for PSUs as of December 31, 2020, was $2.3 million.

Subsequent Event

The vesting of the PSUs was certified by the Board of Directors for release on February 12, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.75 million shares were withheld to cover $10.7 million in tax obligations.

Stock-Based Compensation Expense

The Company classifies awards issued under the stock-based compensation plans as equity. Total compensation expense for the twelve months ended December 31, 2020 was $20.0 million, which included $2.5 million of compensation expense related to the acceleration of vesting of awards under the 2018 Stock Plan. Total compensation expense for the twelve months ended December 31, 2019 and 2018 was $2.4 million and $1.8 million respectively. Employee stock-based compensation recognized was as follows (in thousands):

	Twelve months ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$840	$148	$84
Engineering, research, and development	2,419	175	103
Sales and marketing	3,532	53	40
General and administrative	13,215	2,065	1,529
Total stock-based compensation	$20,006	$2,441	$1,756

As of December 31, 2020, there was approximately $27.6 million of stock-based compensation expenses to be recognized over the remaining 2.67 years.

Note 11 — Earnings per share

The Company computed earnings per share (“EPS”) in conformity with the two-class method required for participating securities. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. The Company allocated income between its common and preferred shareholders only for the periods the preferred stock was outstanding, which was January 1, 2020 to March 4, 2020 and May 6, 2019 to December 31, 2019. There was no preferred stock outstanding March 5, 2020 to December 31, 2020 and January 1, 2019 to May 6, 2019. As the Company was in a net loss position for the twelve months ended December 31, 2020, the net loss was allocated entirely to common shareholders.

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

The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	For the years ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Numerator for basic earnings per share
Net income/(loss)	$(12,599)	$10,807	$9,228
Less: Income attributable to preferred shareholders	—	(377)	—
Net income/(loss) available to common shareholders	(12,599)	10,430	9,228

Denominator for basic earnings per share
Weighted-average shares outstanding – basic	44,737	21,118	20,217
Basic earnings/(loss) per share	$(0.28)	$0.49	$0.46

Numerator for diluted earnings per share
Net income available to common shareholders	$(12,599)	$10,430	$9,228

Denominator for diluted earnings per share
Basic weighted-average common shares outstanding	44,737	21,118	20,217
Add: Dilutive impact of options in the money	—	4	—
Weighted-average shares outstanding for diluted earnings per share	44,737	21,122	20,217
Diluted earnings/(loss) per share	$(0.28)	$0.49	$0.46

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

	For the twelve months ended December 31,
Potential common shares	2020	2019	2018
	(in thousands)
Convertible preferred stock	1,048	1,048	-
Stock options to purchase common stock	8,866	-	5,579
Restricted stock units	3,054	-	-
Performance stock units	1,453	-	-
Warrants to purchase common stock	11,347	-	-
Total	25,768	1,048	5,579

Note 12 — Segment and geographic information

In accordance with ASC 280, Segment Reporting, the Company has determined it has one operating segment and one reportable segment. The chief operating decision maker assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The Company’s business activities have similar economic characteristics and are similar in all of the following areas: the nature of services, the type or class of customer for which they provide their services, and the methods used to provide their services.

Most of the Company’s revenues are generated within the United States.

Long-lived assets include property and equipment, net of accumulated depreciation and amortization and is summarized as follows (in thousands):

	As of December 31,
Long-lived assets, net of accumulated depreciation and amortization	2020	2019
	(in thousands)
United States	$712	$885
Russia	1,023	1,386
Ukraine*	1,340	773
Poland	528	577
Serbia	492	403
Total	$4,095	$4,024

*	Includes Daxx

Note 13 — Related party transactions

One of the Company’s minority shareholders is a member of the Board of Directors of one of the Company’s customers. Total revenue recorded from the related party for the years ended December 31, 2020 and 2019 was approximately $0.1 million and $1.0 million, respectively. Accounts receivable from the related party was $0.0 million and $0.5 million as of December 31, 2020 and 2019, respectively. Revenue and accounts receivable from the related party were not material in the year ended December 31, 2018.

On November 28, 2018, the Company’s Board of Directors declared a dividend of $0.17 per common share, or $2.0 million, to the Company’s sole shareholder ASL. The dividend was paid in 2019.

As discussed further in Note 2, the Company provides services to its customers utilizing personnel from GD-Ukraine. GD-Ukraine performs services and support exclusively on behalf of the Company and its customers, however, the Company has no ownership in the sub-contractor. GD-Ukraine’s equity holder is an employee of the Company.

Note 14 — Benefit plans

The Company maintains a 401(k) defined contribution savings and retirement plan for substantially all of its U.S. employees. Subject to Code limitations, an employee may elect to contribute an amount up to 60% of compensation during each plan year. The Company is not required to make contributions to the plan but can make discretionary contributions. The Company has not made any contributions to the 401(k) plan for the years ended December 31, 2020, 2019, and 2018.

Note 15 — Commitments and contingencies

Operating leases

The Company leases its vehicles and facilities under non-cancelable operating leases expiring between January 2021 and January 2024. Rent expense related to the Company’s operating leases was approximately $4.2, $4.8 million, and $3.8 million for the year ended December 31, 2020, 2019, and 2018, respectively.

Future minimum payments under non-cancelable leases are as follows:

Years ending December 31, (in thousands)
2021	$2,878
2022	992
2023	85
2024	2
Total	$3,957

Software subscription services agreement

The Company entered into a software subscription services agreement (the “SSA”) effective as of June 1, 2019. The SSA is non-cancelable for a term of five years from the effective date and renewable at the election of the Company. Payments under the terms of the SSA are due quarterly in advance. Total future minimum payments under the non-cancelable SSA are as follows:

Years ending December 31, (in thousands)
2021	$505
2022	369
2023	324
2024	81
Total	$1,279

Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these consolidated financial statements related to contingencies.

Note 16 — Line of credit

In October 2017, the Company entered into a loan agreement for a revolving line of credit facility (“Line of Credit”) with a borrowing capacity of $0.5 million. The Line of Credit is secured by substantially all of the Company’s assets and was secured in order to provide credit support for a letter of credit facility and balances under the Company’s credit cards.

Borrowings under the Line of Credit are subject to a variable interest rate, based on changes in the Prime Rate, as calculated published by the Wall Street Journal. There were no borrowings on the Line of Credit as of December 31, 2020 and 2019.

Note 17 — Subsequent events

The vesting of the PSUs was certified by the Board of Directors for release on February 12, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.75 million shares were withheld to cover $10.7 million in tax obligations.

On February 17, 2021, GDH, and Riverview Group LLC, an affiliate of Millennium Management LLC (“Holder”), a holder of 6,383,269 the Company’s outstanding publicly traded warrants (the “Public Warrants”) entered into a Warrant Exchange Agreement (the “Exchange Agreement”). The Public Warrants were previously issued pursuant to the Company’s public offering registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a prospectus dated October 4, 2018. Pursuant to the Exchange Agreement, the Holder agreed to exchange each of its Public Warrants for 0.3480 shares of the Company’s common stock, i.e., 2,221,378 shares (the “Shares”). This transaction is exempt from registration under Section 3(a)(9) of the Securities Act, as no commission or other remuneration will be paid or given directly or indirectly for soliciting such transactions.

Management of the Company evaluated its December 31, 2020 consolidated financial statements for subsequent events through March 5, 2021, the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We previously disclosed a material weakness in our internal control over financial reporting that has been remediated in the twelve months ended December 31, 2020. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Grid Dynamics’ financial statements will not be prevented or detected on a timely basis. Subsequent to the original issuance of the private company financial statements for the year ended December 31, 2018, we identified balances that were accounted for or presented incorrectly under U.S. GAAP relating to stock-based compensation, and the presentation of retention bonuses and depreciation on the consolidated statement of income and comprehensive income. The material weakness identified was a lack of sufficient resources with appropriate depth and experience to interpret complex accounting guidance and prepare financial statements and related disclosures in accordance with U.S. GAAP.

Grid Dynamics was not required to perform an evaluation of internal control over financial reporting as of December 31, 2019 in accordance with the provisions of the Sarbanes-Oxley Act as it was then a private company. Had such an evaluation been performed, additional control deficiencies may have been identified by Grid Dynamics’ management, and those control deficiencies could have also represented one or more material weaknesses.

We have taken steps to enhance our internal control environment, including hiring a new Chief Financial Officer in December 2019, hiring a Global Controller in May 2020, and hiring additional qualified accounting and financial reporting personnel. Additionally, our new enterprise resource planning system, which has been implemented in phases since January 2020, has enhanced our internal controls over financial reporting. Given a combination of increased personnel, greater automation with software systems, and implementation of more detailed processes and procedures over the course of the year ended December 31, 2020, management considers this material weakness to have been remediated as of December 31, 2020.

An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded Daxx Web Industries B.V. (“Daxx”) from our evaluation of the internal control over financial reporting. Daxx constituted less than 2% of total assets and 1% of total revenues for the year ended December 31, 2020.

Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of fiscal 2020.

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of December 31, 2020. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

Our management, including the CEO and CFO, confirmed there were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the improvements discussed above.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code conduct is posted on the investor relations page on our website which is located at https://ir.griddynamics.com. We will post any amendments to our code of conduct, or waivers of its requirements, on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1. Financial Statements: See Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 13, 2019, by and among ChaSerg Technology Acquisition Corp., Grid Dynamics International, Inc., CS Merger Sub 1 Inc., CS Merger Sub 2 LLC, and Automated Systems Holdings Limited, solely in its capacity as representative of the Securityholders.	8-K	001-38685	2.1	November 13, 2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38685	3.1	March 9, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38685	3.1	May 6, 2020

4.1	Specimen Common Stock Certificate of the Registrant.	8-K	001-38685	4.1	March 9, 2020

4.2	Specimen Warrant Certificate of the Registrant.	8-K	001-38685	4.2	March 9, 2020

4.3	Warrant Agreement, dated October 4, 2018, between ChaSerg Technology Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38685	4.1	October 4, 2018

4.4*	Description of Capital Stock of the Registrant

10.1+	Grid Dynamics International, Inc. 2018 Stock Plan and Forms of Agreement.	10-Q	001-38685	10.16	May 11, 2020

10.2+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan.	10-Q	001-38685	10.1	May 11, 2020

10.3+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Stock Option Agreement.	8-K	001-38685	10.2	March 9, 2020

10.4+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Unit Agreement.	8-K	001-38685	10.3	March 9, 2020

10.5+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Agreement.	8-K	001-38685	10.4	March 9, 2020

10.6+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Performance Share Award Agreement.	8-K	001-38685	10.5	March 9, 2020

10.7+	Form of Director and Officer Indemnification Agreement.	8-K	001-38685	10.6	March 9, 2020

10.8+	Outside Director Compensation Policy.	8-K	001-38685	10.7	March 9, 2020

10.9+	Employment Agreement between the Registrant and Leonard Livschitz.	8-K	001-38685	10.8	March 9, 2020

10.10+	Employment Agreement between the Registrant and Anil Doradla.	8-K	001-38685	10.9	March 9, 2020

10.11+	Employment Agreement between the Registrant and Victoria Livschitz.	8-K	001-38685	10.10	March 9, 2020

10.12+	Employment Agreement between the Registrant and Max Martynov.	8-K	001-38685	10.11	March 9, 2020

10.13+	Employment Agreement between the Registrant and Yury Gryzlov.	8-K	001-38685	10.12	March 9, 2020

10.14+	Employment Agreement between the Registrant and Vadim Kozyrkov.	8-K	001-38685	10.13	March 9, 2020

10.15*+	Employment Agreement between the Registrant and Stan Klimoff.	8-K	001-38685	10.14	March 9, 2020

10.16*+	Form of Tax Indemnification Agreement of the Registrant.	8-K	001-38685	10.15	March 9, 2020

10.17	Form of Salary Reduction Acknowledgment.	8-K	001-38685	10.1	July 6, 2020

10.18	Form of Lock-Up Agreement.	8-K	001-38685	10.5	November 13, 2019

10.19	Amended and Restated Side Letter dated January 26, 2020 between Chaserg Technology Acquisition Corp., ChaSerg Technology Sponsor LLC and Cantor Fitzgerald & Co.	8-K	001-38685	10.1	January 27, 2020

10.20	Amended and Restated Registration Rights Agreement, dated as of March 5, 2020, by and among the Company and certain security holders.	10-Q	001-38685	10.17	May 11, 2020

10.21	Waiver of Amended and Restated Registration Rights Agreement, dated as of April 17, 2020, by and among the Company and certain security holders.	S-1	333-238202	10.21	May 12, 2020

10.22	Stockholders’ Agreement, dated as of November 13, 2019, by and among the Company and certain security holders.	10-Q	001-38685	10.18	May 11, 2020

16.1	Letter from WithumSmith+Brown, PC regarding Change in Independent Registered Public Accounting Firm dated March 17, 2020.	8-K	001-38685	16.1	March 17, 2020

21.1	List of subsidiaries of the Registrant	S-1	333-238202	21.1	May 12, 2020

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith

+	Indicates a management contract or compensatory plan or arrangement

†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRID DYNAMICS HOLDINGS, INC.

Date: March 5, 2021	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard Livschitz and Anil Doradla, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Livschitz	Chief Executive Officer and Director	March 5, 2021
Leonard Livschitz	(Principal Executive Officer)

/s/ Anil Doradla	Chief Financial Officer	March 5, 2021
Anil Doradla	(Principal Financial and Accounting Officer)

/s/ Lloyd Carney	Chairman of the Board and Director	March 5, 2021
Lloyd Carney

/s/ Eric Benhamou	Director	March 5, 2021
Eric Benhamou

/s/ Marina Levinson	Director	March 5, 2021
Marina Levinson

/s/ Michael Southworth	Director	March 5, 2021
Michael Southworth

/s/ Weihang Wang	Director	March 5, 2021
Weihang Wang

/s/ Yueou Wang	Director	March 5, 2021
Yueou Wang

/s/ Shuo Zhang	Director	March 5, 2021
Shuo Zhang