Form 10-K/A
period 2020-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2021-04-28
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $187 million based on the closing price of the registrant’s common stock on June 30, 2020 of $6.90 per share, as reported by the Nasdaq Capital Market. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2021, there were 53,802,690 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Reasons for Filing this Amendment

On March 5, 2021, Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Original Filing for the purposes of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of the Original Filing other than Part III, Items 10 through 14, are true or complete as of any date subsequent to the Original Filing.

We note that on April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Staff Statement”). The Staff Statement provided new guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. We are in the process of evaluating the applicability and potential impact of the Staff Statement on Grid Dynamics’ approach to accounting for warrants, including the potential impact on our financial statements, and any related impacts to our disclosure controls and procedures, and internal control over financial reporting.

Business Combination

On March 5, 2020, a wholly-owned subsidiary (“Merger Sub 1”) of ChaSerg Technology Acquisition Corp., a Delaware corporation (“ChaSerg”), merged with and into Grid Dynamics International, Inc., a California corporation (“GDI”), with GDI surviving the merger (the “Initial Merger”). Immediately following the Initial Merger, GDI merged with and into another wholly-owned subsidiary of ChaSerg (“Merger Sub 2”) with Merger Sub 2 surviving; Merger Sub 2 was then renamed “Grid Dynamics International, LLC” and ChaSerg was then renamed “Grid Dynamics Holdings, Inc.” (the “Business Combination”). As of the open of trading on March 6, 2020, the common stock and warrants of Grid Dynamics Holdings, Inc., formerly those of ChaSerg, began trading on the Nasdaq Stock Market LLC as “GDYN” and “GDYNW”, respectively.

i

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

General

Our business is managed under the direction of our board of directors, which is currently comprised of eight members. Five of our eight directors are independent within the meaning of the independent director requirements of the Nasdaq Stock Market LLC (“Nasdaq”). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

There are currently three directors in Class I, three directors in Class II and two directors in Class III. The term of office of our Class II directors, Lloyd Carney, Yueou Wang and Michael Southworth, will expire at this year’s annual meeting of stockholders. The term of office of our Class III directors, Eric Benhamou and Weihang Wang, will expire at the 2022 annual meeting of stockholders. The term of office of our Class I directors, Leonard Livschitz, Shuo Zhang and Marina Levinson, will expire at the 2023 annual meeting of stockholders.

Information regarding our directors, including their age as of February 28, 2021, is set forth below.

Name	Class	Age	Position	Director Since
Directors
Leonard Livschitz	I	54	Chief Executive Officer and Director	2006
Shuo Zhang(1)	I	55	Director	2017
Marina Levinson(1)	I	62	Director	2020
Lloyd Carney(2)(3)	II	59	Director and Chairman	2018
Yueou Wang	II	46	Director	2017
Michael Southworth(1)	II	48	Director	2020
Eric Benhamou(1)(2)(3)	III	65	Director	2006
Weihang Wang	III	54	Director	2017

(1)	Member of our audit committee.

(2)	Member of our compensation committee.

(3)	Member of our nominating and corporate governance committee.

Class I Directors (Terms Expire in 2023)

Leonard Livschitz.    Mr. Livschitz has served as a director of Grid Dynamics’ board of directors since 2006 and the Chief Executive Officer of Grid Dynamics since 2014. Prior to joining Grid Dynamics as Chief Executive Officer, Mr. Livschitz co-founded the LED solutions company Luxera, serving as director from 2010 to 2014 and as President and Chief Executive Officer from 2010 to 2014. Prior to that, he served as Vice President of Sales and Marketing for Ledengin. Mr. Livschitz has over 25 years of experience in the high tech industry. He has held executive and management roles in sales, marketing, business development, and research and development with Philips Lumileds Lighting, Ledengin, Visteon Lighting and Ford Motor Company. Mr. Livschitz holds a Masters of Science degree in Systems and Control Engineering from Case Western Reserve University and a Masters of Science in Mechanical Engineering from Kharkov State Polytechnic University, Ukraine. We believe Mr. Livschitz’s extensive experience in and knowledge of the high tech industry, as well as his experience with executive and management roles and responsibilities at Grid Dynamics, provide him with the necessary skills to serve as a member of the board of directors.

Shuo Zhang.    Mr. Zhang has served as a non-employee director of Grid Dynamics’ board of directors since 2017. Ms. Zhang currently serves on the boards of directors at several public and private companies, including S.O.I.TEC Silicon on Insulator Technologies SA, Telink Semiconductor and PDF Solutions. She is also actively involved with private venture capital firms in the Silicon Valley and currently serves a China Advisory Partner for Benhamou Global Ventures (“BGV”). From December 2007 to September 2015, Ms. Zhang served in various senior management capacities at Cypress Semiconductor, including corporate development, general management and worldwide mobile sales. Prior to Cypress, Ms. Zhang served in many different product, marketing and sales management roles in Silicon Light Machines, Agilent Technologies, Altera Corporation, and LSI Corporation. Ms. Zhang holds a Bachelor’s Degree in electrical engineering from Zhejiang University and a Master of Science in material science and mechanics from Penn State University. We believe Ms. Zhang is qualified to serve on our board of directors due to her experience in general management, marketing, sales and strategic business development.

Marina Levinson.    Ms. Levinson is the founder and CEO of CIO Advisory Group LLC, which was founded in September 2011 and provides technology advice to venture capital and private equity firms and their portfolio companies. Since April 2014, she has also been a partner at venture capital firm BGV. Previously, Ms. Levinson was a member of the board of directors of Personal Capital from October 2018 until August 2020 when Personal Capital was acquired by Empower Retirement. She also served on the board of Ellie Mae where she was the chair of the technology and cybersecurity committee and a member of the compensation committee from August 2014 until April 2019 when Ellie Mae was acquired by Thoma Bravo. She was also on the board of Carbonite where she was the chair of the nominating and corporate governance committee and a member of the information security risk committee from May 2017 until January 2020 when Carbonite was acquired by OpenText. From 2005 to 2011, Ms. Levinson served as senior vice president and chief information officer for NetApp, Inc. From 1999 to 2005, she served as vice president and chief information officer of Palm, Inc., having earlier served as senior director of global integration at 3Com. Ms. Levinson holds a B.S. in Computer Science from St. Petersburg Institute of Precision Mechanics and Optics. We believe Ms. Levinson is qualified to serve on our board of directors due to her extensive operational and management experience in the technology industry as well as her public company governance experience.

Class II Directors (Terms Expire in 2021)

Lloyd Carney.    Mr. Carney, a director since June 14, 2018, has spent more than 25 years in the technology industry. He started at Wellfleet and Nortel Networks in 1997 and in 2002 he rose to become division president. In 2003, he joined Juniper Networks as Chief Operating Officer where he oversaw the engineering, product management and manufacturing divisions. Thereafter, in 2004, he was named Chief Executive Officer of Micromuse, an enterprise and telecom network management company. Mr. Carney led the sale of Micromuse to IBM for $865 million, staying at IBM for a year after the sale to ensure a smooth transition. In 2008, he became the Chief Executive Officer of Xsigo Systems, a provider of network visualization systems, which was sold to Oracle Corporation in 2012. Mr. Carney then accepted the role of Chief Executive Officer and director of Brocade Communications Systems, Inc., a networking solutions company, in early 2013. His tenure culminated in the sale of Brocade to Broadcom Ltd. for $5.5 billion in late 2017. Mr. Carney is currently a member of the board and chairs the audit committee of Visa, a leading credit card company, is currently chairman of Nuance Communications, a leading conversational AI solution provider, and is a member of the board of Vertex Pharmaceuticals, a biotechnology company. From 2005 to 2014, he was a member of the board of Cypress Semiconductor Corporation, where he served on the audit and compensation committees. He was also a member of the board of Technicolor (SA), a technology company in the media and entertainment sector from 2010 until 2015, where he chaired its technology committee. In addition, since 2007 he has served as Chief Executive Officer of Carney Global Ventures, LLC, a global investment vehicle. Mr. Carney holds a B.S. degree in Electrical Engineering Technology from Wentworth Institute of Technology, as well as a M.S. degree in Applied Business Management from Lesley College. We believe Mr. Carney is qualified to serve on our board of directors due to his extensive operational and management experience in the technology industry as well as the broad scope of experience he brings to bear.

Yueou Wang.    Mr. Wang has served as a non-employee director of Grid Dynamics’ board of directors since 2017. Mr. Wang has served as Chief Executive Officer and Executive Director of ASL, the former parent company of Grid Dynamics, since September 2016 and September 2015, respectively. Mr. Wang joined ASL in 2011 as Financial Controller, Chief Financial Officer and Joint Company Secretary. Mr. Wang is currently a director of certain ASL subsidiaries and an associate of ASL (i.e., the directorship of i-Sprint), and a supervisor of Victorysoft Technology Ltd, the joint venture company of the Company in the PRC. He was a director of Beijing Teamsun Technology Co. Ltd. (“Teamsun”) from December 2017 until February 2020 and was the Chief Financial Officer and a director of Carnation Software Ltd., a subsidiary of Teamsun, from April 2010 until October 2020. Previously, Mr. Wang was the Chief Financial Officer and a board secretary of Guangzhou Headway Technology Co., Ltd., and a regional finance manager (China) of Wistron Information Technology & Services Corporation. Mr. Wang holds a Bachelor’s degree in International Accounting from Jinan University, a Master’s degree in Business Administration from University of Wales, United Kingdom and an Executive Master’s degree in Business Administration from Research Institute of Tsinghua University. We believe Mr. Wang’s financial management expertise, including his expertise in the IT industry, provides him with the necessary skills to serve as a member of the board of directors and enables him to contribute valuable insight regarding financial and strategic business issues.

Michael Southworth.    Mr. Southworth is currently the President of Transflo, a leading provider of digital transformation solutions for the transportation market. Previously, Mr. Southworth served as the General Manager of the Intelligent Self-Service business at Verint Systems, Inc., a leading provider of customer engagement solutions, from February 2016 until September 2020. From June 2014 to February 2016, Mr. Southworth was Chief Executive Officer of Contact Solutions, a company acquired by Verint in February 2016 and led Contact Solution’s business transformation, including strategy planning, risk mitigation, executive recruitment and change management. For over two decades, Mr. Southworth has directed companies from the start-up phase through major periods of growth, leading numerous equity and debt financings and over $5.0 billion in mergers and acquisitions. Prior to Contact Solutions, Mr. Southworth was Senior Vice President of Global Wireless Solutions at Corning. In addition, he held senior financial roles at a number of technology companies including MobileAccess Networks, Telemus Solutions, Lucent Technologies, Chromatis Networks, and the X-Stream Network. Mr. Southworth began his career in the Silicon Valley office of PriceWaterhouse Coopers where he managed IPOs and advised clients on tax and accounting matters. Mr. Southworth holds a Bachelor of Science from the University of California at Berkeley. He is a Certified Public Accountant in the State of California and currently serves on the Board of Directors of Quality of Life Plus. Mr. Southworth previously served on the Board of Directors of Finjan Holding, Inc. We believe Mr. Southworth is qualified to serve on our board of directors due to his extensive operational and management experience with multinational technology growth companies and expertise in equity and debt financing.

Class III Directors (Terms Expire in 2022)

Eric Benhamou.    Mr. Benhamou, a director since inception, co-founded Bridge Communications, a specialist in computer network technologies in 1981. Bridge Communications later merged with 3Com Corporation, a networking equipment vendor, in 1987. Thereafter, he became Chief Executive Officer of 3Com, serving there from 1990 to 2000, and as chairman until 2010. As 3Com’s Chief Executive Officer, he led the company in acquiring US Robotics, the owner of Palm, Inc. the maker of the groundbreaking Palm Pilot. Palm, Inc. was thereafter spun off in 2000, and Mr. Benhamou served as its Chief Executive Officer until 2003. In 2003, Mr. Benhamou founded BGV, a venture capital firm focused on technology companies, specializing in cloud software, artificial intelligence cyber security, and mobile applications. Mr. Benhamou has been a member of the board of directors of Silicon Valley Bank since 2004. He was a member of the board of directors of Finjan Holdings, a cybersecurity firm, from 2013 until July 2020. He served on the board of Cypress Semiconductor as chairman for over a decade, until 2017. He also serves on the board of several privately held technology companies, including Ayehu, an IT automation and orchestration platform, Totango, a provider of customer success software, Virtana (formerly Virtual Instruments), an IT infrastructure performance management platform, and 6dbytes, a food robotics company. He holds an M.S. from Stanford University’s School of Engineering and a Diplôme d’Ingénieur and a Doctorate from Ecole Nationale Supérieure d’Arts et Métiers, Paris. Mr. Benhamou taught entrepreneurship in various business schools around the world for over 10 years, principally at INSEAD, Stanford University and IDC’s Herzliya’s Arison School of Business, where he was a visiting professor. He also served on the Advisory Board of Stanford’s School of Engineering and the Board of Governors of Ben Gurion University of the Negev in Israel. We believe Mr. Benhamou is qualified to serve on our board of directors due to his extensive operational and management experience in the technology industry as well as his public company governance experience and his venture capital background.

Weihang Wang.    Mr. Wang has served as a non-employee director of Grid Dynamics’ board of directors since 2017. Mr. Wang Weihang has been a Director of ASL, the former parent company of Grid Dynamics, since 2009 and was re-designated from a Non-Executive Director to an Executive Director in May 2014. Mr. Wang has also served as the chairman and a director of Teamsun, ASL’s ultimate holding company listed on the Shanghai Stock Exchange, since 2014, and currently is also the sole director of Hong Kong Teamsun. Hong Kong Teamsun is a wholly-owned subsidiary of Teamsun. Mr. Wang previously also served as the chief executive officer of Teamsun from 2014 to July 2019. Prior to his re-designation as the chairman and chief executive officer of Teamsun in 2014, Mr. Wang was the general manager of Teamsun, and the vice-chairman and general manager of Teamsun’s first board of directors. Mr. Wang holds an Executive Master’s Degree in Business Administration from Tsinghua University in the PRC and a Master’s Degree in Semi-Conductor Materials and Microelectronic Technology from the Information and Electronic Engineering Department of Zhejiang University in the PRC. Mr. Wang was awarded as China Software Industry Outstanding Entrepreneur Laureate and China Software Industry Prestige Award Laureate by China Software Industry Association in 2009. He was also awarded the “Innovation Outstanding Personality of Chinese Brand Award” in 2011. We believe Mr. Wang’s leadership roles in the IT industry and background in technology and engineering enable Mr. Wang to provide valuable insight to the board of directors regarding business strategy and industry trends.

Executive Officers

The following table sets forth certain information about our executive officers and their respective ages as of February 28, 2021. Officers are elected by the board of directors to hold office until their successors are elected and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Leonard Livschitz	54	Chief Executive Officer and Director
Anil Doradla	51	Chief Financial Officer
Victoria Livschitz	50	Executive Vice President of Customer Sales
Max Martynov	36	Chief Technology Officer
Yury Gryzlov	38	Chief Operating Officer
Vadim Kozyrkov	56	Senior Vice President of Engineering
Stan Klimoff	35	Vice President of Corporate Development

For the biography of Mr. Livschitz, see the section titled “Board of Directors and Corporate Governance — Continuing Directors.”

Anil Doradla.    Mr. Doradla joined Grid Dynamics in December 2019 as Chief Financial Officer. Prior to joining Grid Dynamics, Mr. Doradla most recently served as Chief Financial Officer of Airgain, Inc. (NASDAQ:AIRG), a provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of devices and markets, from February 2018 until November 2019. Prior to Airgain, Mr. Doradla was an equity research analyst at William Blair covering the technology sector that included ITO and BPO Services from June 2008 through January 2018. Prior to William Blair, Mr. Doradla held a range of senior finance, strategy and technology roles with Caris and Company, Deutsche Bank AG, AT&T Labs, and LCC International.

Victoria Livschitz.    Mr. Livschitz founded Grid Dynamics in 2006. In 2015, Victoria transitioned to the role of Chief Technology Officer, and in October 2019, she took on her current role as the Executive Vice President of Customer Success. Prior to founding Grid Dynamics, Ms. Livschitz spent 10 years at Sun Microsystems in a variety of technical leadership positions including Principal Architect of SunGrid, the world’s first public cloud; Senior Scientist at Sun Labs; Chief Architect of Financial and Automotive Services; and Chief Architect of General Motors. She started her career as an HPC engineer for Ford Motor Company. Ms. Livschitz received numerous awards for engineering excellence, including Sun Systems Engineer of the Year and Ford Chairman’s Award, and holds several patents.

Max Martynov.    Mr. Martynov joined Grid Dynamics in 2008 and has been serving as Chief Technology Officer since October 2019. As Chief Technology Officer, he is responsible for defining and executing Grid Dynamics’ technology strategy, driving innovation through research and development, performing architecture and technology consulting for clients and overseeing technical marketing activities. Over the last decade, Mr. Martynov’s focus evolved from HPC and scalable distributed platforms to Digital Transformation, Cloud, BigData, DevOps, Microservices architecture, and AI.

Yury Gryzlov.    Mr. Gryzlov joined Grid Dynamics in 2007 as the Company’s first QA Manager and has served as Chief Operating Officer since January 2021. As the Chief Operating Officer, he is in charge of all facets of Grid Dynamics’ operations, including budgeting, legal, HR, IT, office management, pricing, and recruiting. Previously, he served as Senior Vice President of Operations and the Vice President of Operations in Europe, where he was responsible for all aspects of Grid Dynamics’ people strategy, including hiring, developing, and retaining Grid Dynamics personnel offshore. Prior to that, Mr. Gryzlov was the Deputy Director of the Saratov Engineering Center, where he managed all of the daily operations.

Vadim Kozyrkov.    Mr. Kozyrkov joined Grid Dynamics in February 2014 and is currently serving as the Senior Vice President of Engineering. Immediately prior to joining Grid Dynamics, he was President of Aculocity LLC from 2005 to 2013. Before Aculocity, he worked for GMSA, based in Port Elizabeth, South Africa, and the GVW Group based in Chicago. Mr. Kozyrkov has over 20 years of technology and program management expertise and his experience spans a broad range of projects, from custom-built applications to large ERP implementations for automotive and aerospace customers in the USA and South Africa.

Stan Klimoff.    Mr. Klimoff initially joined Grid Dynamics as Director of Engineering in 2007 and has been serving as the Vice President of Corporate Development since 2015. As Vice President of Corporate Development, he is responsible for strategic partnerships, international growth, and M&A. From 2012 to 2015, Mr. Klimoff was Founder and Chief Technology Officer of Tonomi, a developer of a cloud orchestration and application management platform. He also served as Principal Architect of Grid Dynamics from 2009 to 2011 focusing on the technology sector and Vice President of Cloud Services from 2011 to 2013.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to each of our directors, officers and employees. Our agents and contractors are also expected to read, understand and abide by the code. The code addresses various topics, including:

●	compliance with applicable laws, rules and regulations;

●	conflicts of interest;

●	public communications;

●	financial reporting;

●	safeguarding company assets (including prohibitions on insider trading);

●	insider trading;

●	responsibilities to our customers, suppliers and competitors;

●	working with governments; and

●	reporting of violations of the code.

The full text of the code is posted on our investor relations webpage at https://ir.griddynamics.com/corporate-governance.html in the “Corporate Governance” section. We intend to post any amendments to the code, and any waivers of the code for directors and executive officers, on the same website. The inclusion of our website address in this Amendment does not include or incorporate by reference the information on our website into this Amendment.

Board and Stockholder Meetings and Committees

During the fiscal year ended December 31, 2020, Grid Dynamics’ board of directors held four meetings (including regularly scheduled and special meetings) and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she served as a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

We encourage, but do not require, our directors to attend our annual meeting of stockholders. All of our directors who served at the time of the 2020 annual meeting of stockholders attended such meeting.

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, which are standing committees of the board of directors. The current membership of our committees is set forth below. Each of our standing committees operates under a written charter that complies with the applicable requirements of the Nasdaq listing standards and the applicable rules and regulations of the SEC. Each of the charters is posted on the “Corporate Governance” section of our investor relations website at https://ir.griddynamics.com/corporate-governance.html.

Name of Director(1)	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Shuo Zhang	Member
Marina Levinson	Member
Lloyd Carney		Member	Chair
Michael Southworth	Chair
Eric Benhamou	Member	Chair	Member

(1)   Lists current membership of our committees.

Audit Committee

Our audit committee is responsible for, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, our interim and year-end financial statements;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on and oversees risk assessment and risk management, including enterprise risk management;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;

●	providing oversight on matters related to our cybersecurity, IT strategy, operations, policies, controls and risk management;

●	reviewing related person transactions; and

●	approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Each of the members of our audit committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Ms. Zhang is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”).

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing, approving and determining the compensation of our executive officers and key employees;

●	reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the board of directors or any committee thereof;

●	administering our equity compensation plans;

●	reviewing, approving and making recommendations to our board of directors regarding incentive compensation and equity compensation plans; and

●	establishing and reviewing general policies relating to compensation and benefits of our employees.

Each of the members of our compensation committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

●	identifying, evaluating and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

●	evaluating the performance of our board of directors and of individual directors;

●	considering, and making recommendations to our board of directors regarding, the composition of our board of directors and its committees;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of our corporate governance practices and reporting; and

●	developing, and making recommendations to our board of directors regarding, corporate governance guidelines and matters.

Each of the members of our nominating and corporate governance committee meets the requirements for independence under the listing standards of Nasdaq.

Compensation Committee Interlocks and Insider Participation

In 2020, Mr. Benhamou and Mr. Carney served as members of our compensation committee. None of the members of our compensation committee is or has been an officer or employee of Grid Dynamics. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or board of directors.

Item 11. Executive Compensation.

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Our compensation committee reviews, evaluates and recommends to the board of directors the compensation of the Company’s chief executive officer. Our compensation committee reviews, approves and administers the Company’s incentive compensation plans, equity compensation plans, and such other plans as are designated from time to time by the board of directors.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies.

Summary Compensation Table

Grid Dynamics’ named executive officers (“NEOs”), which consist of the principal executive officer and the next two most highly compensated executive officers, for 2020 and 2019 are Leonard Livschitz, Chief Executive Officer, Victoria Livschitz, Executive Vice President of Customer Success, and Yury Gryzlov, Chief Operating Officer.

Grid Dynamics’ compensation policies and philosophies are designed to align compensation with business objectives, while also enabling Grid Dynamics to attract, motivate and retain individuals who contribute to Grid Dynamics’ long-term success. The compensation of Grid Dynamics’ NEOs has consisted of a base salary and cash bonus, retirement, health and welfare benefits, and equity awards.

None of the executive officers or directors of ChaSerg received any cash (or non-cash) compensation for services rendered to it.

The following table presents summary information regarding the total compensation for the years ended December 31, 2020 and 2019 for the NEOs of Grid Dynamics:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Leonard Livschitz,	2020	555,000	440,104	—	13,649,920	2,222,128	16,867,152
Chief Executive Officer	2019	516,667	495,423	330,616	—	589,687	1,932,393

Victoria Livschitz,	2020	357,995	123,041	455,742	1,888,480	994,233	3,811,491
Executive Vice President of Customer Success	2019	333,000	219,824	106,687	—	532,105	1,191,616

Yury Gryzlov,	2020	225,875	82,729	455,742	1,888,480	419,594	3,064,420
Chief Operating Officer	2019	220,000	78,979	52,895	—	192,418	544,292

(1)	The amounts included in this column reflect payments earned in 2020 and 2019 under the Company’s Corporate Bonus Plan as described below.
(2)	The amounts included in this column reflect the aggregate grant date fair value of stock options granted during 2020 and 2019 computed in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The assumptions used to calculate these amounts are discussed in notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2020 included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(3)	The amounts in this column represent the aggregate grant date fair value of restricted stock unit (“RSU”) awards and performance share awards (“PSAs”) granted to the NEO in 2020 computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2020 included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the RSU awards, PSAs, or the sale of the common stock underlying such awards. The grant date fair value for the PSAs assuming the maximum payout would have been $7,918,020 for Mr. Livschitz and $769,230 for Ms. Livschitz and Mr. Gryzlov.
(4)	The amounts included in this column reflect the value of Retention Plan (as defined below) payments, the dollar value of Company-provided supplemental term life insurance coverage for Mr. Livschitz and Ms. Livschitz, ArmadaCare supplemental executive medical premiums provided to each NEO, the portion of option cancellation payments related to the Business Combination attributable by the Company to unvested options, and option cancellation payments related to the 2017 ASL acquisition of Grid Dynamics. The amounts disclosed include (i) Retention Plan payments in 2020 of $540,000 for Mr. Livschitz, $450,000 for Ms. Livschitz and $142,500 for Mr. Gryzlov; (ii) Retention Plan payments in 2019 of $360,000 for Mr. Livschitz, $300,000 for Ms. Livschitz and $95,000 for Mr. Gryzlov; (iii) supplemental term life insurance premiums in 2020 of $432 for Mr. Livschitz and $1,406 for Ms. Livschitz; (iv) supplemental term life insurance premiums in 2019 of $432 for Mr. Livschitz and $2,057 for Ms. Livschitz; (v) ArmadaCare premiums in 2020 of $5,652 for Mr. Livschitz, $6,492 for Ms. Livschitz and $8,928 for Mr. Gryzlov; (vi) ArmadaCare premiums in 2019 of $5,280 for Mr. Livschitz, $6,072 for Ms. Livschitz and $8,340 for Mr. Gryzlov; (vii) Business Combination option cancellation payments in 2020 of $1,676,043 for Mr. Livschitz, $536,334 for Ms. Livschitz and $268,166 for Mr. Gryzlov; and (viii) ASL option cancellation payments in 2019 of $224,407 for Mr. Livschitz, $224,408 for Ms. Livschitz and $89,078 for Mr. Gryzlov.

Salaries and Incentive Bonuses

Each of Grid Dynamics’ NEOs receives a base salary to compensate them for services rendered to Grid Dynamics. The base salary is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, position and responsibilities.

Each of Grid Dynamics’ NEOs is also eligible to receive payments under the Company’s Corporate Bonus Plan, which provides that eligible participants, including the NEOs, earn quarterly bonuses based on achievement of financial performance objectives of Grid Dynamics. Performance targets are established based on a combination of goals, which generally included revenue and EBITDA targets for 2020. Bonus amounts earned are paid following the end of each calendar quarter based on targeted quarterly and annual amounts for each NEO as set forth in their employment agreements. The target bonus opportunities under the Company’s Corporate Bonus Plan for 2020 for the NEOs were 100% of base salary for Mr. Livschitz, 50% of base salary for Ms. Livschitz, and 46% of base salary for Mr. Gryzlov.

Retention Plan

Each of Grid Dynamics’ NEOs participates in the Grid Dynamics retention plan (the “Retention Plan”) which provides cash retention payments in equal semi-annual amounts payable on each of the eight consecutive six-month anniversaries of April 1, 2017. During the first half of the payout period, each NEO was entitled to receive retention payments as long as he or she remained an employee or consultant in good standing on the respective six-month anniversary date. During the second half of the payout period, each NEO is entitled to receive retention payments as long as (i) he or she remains an employee or consultant in good standing on the respective six-month anniversary date; and (ii) for the six-month period then-ended, Grid Dynamics’ profit before tax equals or exceeds 110% of the profit before tax during the corresponding six-month period of the immediately preceding year. Annual maximum retention payments for the Mr. Livschitz, Ms. Livschitz, and Mr. Gryzlov under the Retention Plan are $360,000, $300,000, and $95,000, respectively. In connection with the Business Combination, all outstanding retention bonus obligations under the Retention Plan were accelerated and paid in full to Grid Dynamics personnel immediately prior to the closing of the Business Combination and the Retention Plan is no longer effective.

Employment Agreements

Grid Dynamics entered into employment agreements with certain officers of Grid Dynamics (including its current NEOs), which became effective as of the consummation of the Business Combination and were assumed by the Company (as amended, the “Post-Combination Employment Agreements”).

Each Post-Combination Employment Agreement generally provides, with respect to each officer, the following terms: (i) at-will employment, (ii) the annual base salary, (iii) eligibility to receive annual incentive bonuses at the Company’s discretion and related targeted payment, (iv) initial grant of equity awards by the Company and eligibility to be granted future equity awards by the Company in the discretion of its board of directors, (v) an initial term for the agreement of four years with successive one-year renewal terms unless either party provides timely notice of non-renewal, (vi) severance payments upon a termination without cause (excluding death or disability) or resignation for “good reason” (as defined in the agreement) and (vii) eligibility for enhanced “double-trigger” severance upon such terminations that occur within the three month period prior to or the 12 month period following a “change in control” (as defined in the agreement). Severance payments (including due to a double-trigger termination in connection with a change in control) are generally comprised of: (i) a lump-sum payment equal to 24 months of base salary for Mr. Livschitz, 12 months of base salary for Ms. Livschitz and 12 months of base salary for Mr. Gryzlov, (ii) a lump-sum payment equal to 100% with respect to Mr. Livschitz, 50% with respect to Ms. Livschitz or 50% with respect to Mr. Gryzlov of the current annual maximum bonus target amount, (iii) reimbursement for the monthly premiums for COBRA continuation coverage for a period of 24 months for Mr. Livschitz, 12 months for Ms. Livschitz or 12 months for Mr. Gryzlov and (iv) for severance unrelated to a change in control, one year of accelerated vesting of outstanding unvested equity awards on the termination date.

In addition, “double-trigger” change in control severance terms provide for full accelerated vesting of outstanding unvested equity awards. Such severance benefits are conditioned on the officer signing and not revoking a separation agreement and release of claims in favor of the Company within the timeframe set forth in the officer’s agreement.

If any severance or other benefits provided for in an officer’s Post-Combination Employment Agreement or otherwise payable to such officer constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) and could be subject to the related excise tax under Section 4999 of the Code, then (i) if such parachute payments are considered contingent on the Business Combination, such officer would be entitled to a gross-up for any such excise taxes up to $14 million across all officers, in accordance with an indemnification agreement entered into between the officer and the Company, and (ii) in all other cases, such officer would be entitled to receive either full payment of the benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the officer.

Outstanding Equity Awards at 2020 Year-End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, as of December 31, 2020, for each of Grid Dynamics’ NEOs:

	Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) – Exercisable	Number of Securities Underlying Unexercised Options (#) – Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock that Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock that Have Not Vested ($)(6)
Leonard Livschitz	11/12/2018	1,578,678		3.54	11/11/2028
	5/22/2019	290,741		3.54	5/21/2029
	5/22/2019	116,040		3.54	5/21/2029
	3/13/2020					1,333,000	(2)	16,795,800
	5/4/2020								843,122	10,623,337
Victoria Livschitz	11/12/2018	252,588		3.54	11/11/2028
	5/22/2019	93,036		3.54	5/21/2029
	5/22/2019	18,566		3.54	5/21/2029
	3/13/2020		140,000	8.26	3/12/2030
	3/13/2020					129,500	(2)	1,631,700
	5/4/2020					70,000	(3)	882,000
	5/4/2020								81,908	1,032,040
Yury Gryzlov	11/12/2018	252,588		3.54	11/11/2028
	5/22/2019	46,518		3.54	5/21/2029
	5/22/2019	18,566		3.54	5/21/2029
	3/13/2020		140,000	8.26	3/12/2030
	3/13/2020					129,500	(2)	1,631,700
	5/4/2020					70,000	(3)	882,000
	5/4/2020								81,908	1,032,040

(1)	Twenty-five percent (25%) of the shares subject to the option will vest on March 13, 2021 and the remaining shares vest in 12 equal quarterly installments thereafter, provided the participant’s service has not terminated prior to each such date.
(2)	Twenty-five percent (25%) of the shares underlying these RSUs will vest on March 13, 2021, and the remaining RSUs vest in 12 equal quarterly installments thereafter.
(3)	Twenty-five percent (25%) of the shares underlying these RSUs will vest on May 4, 2021, and the remaining RSUs vest in 12 equal quarterly installments thereafter.
(4)	This amount reflects the fair market value of our common stock of $12.60 per share as of December 31, 2020, multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.

(5)	The shares underlying these performance share awards (“PSAs”) vest upon our board’s certification of the achievement of certain performance metrics, with such certification to occur no later than March 1, 2021. The PSAs generally required the achievement of performance relating to specified levels of non-retail revenue growth from fiscal year 2019 to fiscal year 2020, and gross margin for non-retail revenue (as adjusted for certain items) for fiscal year 2020 with each such performance goal weighted at 50% of the award. Upon maximum performance achievement, 300% of the target number of PSAs awarded could become eligible to vest. In the event that Grid Dynamics’ change in control occurred during the fiscal year, 100% of the target number of PSAs would become eligible to vest on December 31, 2020, subject to continued service through such date. In February 2021, the compensation committee of our board certified the achievement of certain performance metrics, resulting in 253% of the target number of PSAs vesting on the certification date, with such target numbers reflected here. The amounts shown reflect shares of our common stock issued following February 12. 2021 as if such determination had been made as of December 31, 2020.
(6)	This amount reflects the fair market value of our common stock of $12.60 per share as of December 31, 2020, multiplied by the amount shown in the column for Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested.

Retirement Benefits

Grid Dynamics maintains a defined contribution plan that is intended to meet the tax-qualification requirements of Section 401(k) of the Code, commonly called a 401(k) plan, for substantially all of its employees. The 401(k) plan generally is available on the same basis to all employees, including the Grid Dynamics’ NEOs. Each participant in the 401(k) plan can elect to make pre-tax deferrals, subject to limitations under the Code and Employee Retirement Income Security Act.

Non-Employee Director Compensation

Our board of directors has adopted an Outside Director Compensation Policy (the “Policy”), pursuant to which, (i) each outside director will be paid an annual cash retainer of $40,000, an initial grant of RSUs with a grant date fair market value of $75,000, and an annual grant of RSUs with a grant date fair market value of $75,000, (ii) the non-executive chairperson of the board will be paid an additional annual cash fee of $20,000 and granted an additional grant of RSUs with a grant date fair market value of $20,000, (iii) the lead outside director will be paid an additional annual cash fee of $20,000 and granted an additional grant of RSUs with a grant date fair market value of $20,000, (iv) the chair of the audit, compensation and nominating and corporate governance committees will be paid an additional annual cash fee of $20,000, $15,000 and $15,000, respectively, and (v) members of the audit, compensation and nominating and corporate governance committees that are not serving as the chair of such committee, will be paid of an additional annual cash fee of $15,000, $10,000 and $10,000, respectively. Notwithstanding the foregoing, no outside director may be paid, issued or granted, in any fiscal year of the Company, cash compensation and equity awards with an aggregate value greater than $600,000.

During 2020, each outside director elected to forgo all individual cash retainer payments for board service for the Company’s second, third, and fourth fiscal quarters that he or she would otherwise receive pursuant to the Policy. In lieu of such payments, and subject to board approval and the terms of the Policy, the directors have received the value of such payments in fully vested stock issued in arrears at the end of each fiscal quarter of 2020.

The table below shows the total compensation earned by our non-employee directors for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Shuo Zhang	3,928	164,517	168,446
Marina Levinson	3,928	164,517	168,446
Lloyd Carney	6,071	187,024	193,095
Yueou Wang	2,857	153,264	156,122
Michael Southworth	4,285	168,258	172,544
Eric Benhamou	5,714	183,275	188,989
Weihang Wang	2,857	153,264	156,122

(1)	The amounts in this column represent the aggregate grant date fair value of RSU awards granted to the director in the fiscal year computed in accordance with FASB ASC Topic 718. See Note 10 of the notes to our consolidated financial statements included elsewhere in the Original Filing for a discussion of our assumptions in determining the grant date fair value of our equity awards.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders
2018 Stock Plan	4,599,790	$3.54	—
2020 Equity Incentive Plan	6,390,768	$8.38	9,880,932
Equity compensation plans not approved by security holders	—	—	—
TOTAL	10,990,558	$4.98	9,880,932

(1)	The 2018 Stock Plan was terminated in connection with the consummation of the Business Combination, and accordingly, no further shares are available for issuance under the 2018 Stock Plan. Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Additionally, on March 4, 2020, the date of the closing of the Business Combination (the “Closing”), a percentage of outstanding vested Grid Dynamics stock options were settled in exchange for cash consideration. The remaining portion of outstanding vested options and all unvested options were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. The number of each participant’s assumed options and the exercise price were adjusted. The assumed stock options continued to be subject to the same terms and conditions, including vesting schedule terms, in accordance with the 2018 Stock Plan.
(2)	The Company’s 2020 Equity Incentive Plan became effective on March 4, 2020, in connection with the consummation of the Business Combination. The 2020 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents and other stock-based awards and other substitute awards, annual incentive awards and performance awards. The Company has reserved a total of 16,300,000 shares of Company common stock for issuance pursuant to the 2020 Equity Incentive Plan, subject to certain adjustments set forth therein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2021 for:

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors and nominees for director; and

●	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 53,802,690 shares of our common stock outstanding as of February 28, 2021 (the “Beneficial Ownership Date”). In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options, warrants or RSUs held by that person that are currently exercisable, exercisable, or subject to settlement within 60 days of February 28, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Grid Dynamics Holdings, Inc., 5000 Executive Parkway, Suite 520, San Ramon, CA 94583.

	Common Stock(1)
Name of Beneficial Owner	Number	Percentage
5% Securityholders:
Beijing Teamsun Technology Co. Ltd(2)	19,490,295	36.2%
Entities affiliated with Blackrock, Inc.(3)	2,948,496	5.5%
Entities affiliated with Federated Hermes, Inc.(4)	2,744,600	5.1%
Entities affiliated with William Blair Investment Management, LLC(5)	3,601,085	6.7%
Named Executive Officers and Directors:
Lloyd Carney(6)	1,115,240	2.1%
Eric Benhamou(7)	2,404,297	4.5%
Marina Levinson(8)	11,036	*
Leonard Livschitz(9)	2,542,472	4.5%
Michael Southworth(10)	11,456	*
Weihang Wang(11)	9,772	*
Yueou Wang(12)	200,375	*
Shuo Zhang(13)	224,619	*
Victoria Livschitz(14)	1,429,832	2.6%
Yury Gryzlov(15)	409,190	*
All executive officers and directors as a group (14 persons)(16)		16.4%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)	The percentage of beneficial ownership on the record date is calculated based on 53,802,690 shares of our common stock as of February 28, 2021, adjusted for each owner’s options, warrants or RSUs held by that person that are currently exercisable or exercisable within 60 days of February 28, 2021, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.
(2)	Consists of 19,490,295 outstanding shares of our common stock. Beijing Teamsun Technology Co. Ltd. (“Beijing Teamsun”) is the ultimate parent of GDD International Holdings Company (“GDD”), through its subsidiaries Teamsun Technology (HK) Limited (“Teamsun”), Automated Systems Holdings Limited (“ASL”) and GDB International Investment Limited (“GDB”). Beijing Teamsun, GDD, Teamsun, ASL and GDB share voting and dispositive power of all these shares. The address of ASL, GDB and GDD is 15/F, Topsail Plaza, 11 On Sum Street, Shain, Hong Kong, the address of Teamsun is Unit 907, 9th Floor, Tai Yau Building, 181 Johnston Road, Wanchai, Hong Kong and the address of Beijing Teamsun is Room 501, 5/F., No. 23 Building, 10 East Block XiBeiWang East Road, HaiDian District, Beijing, China.
(3)	Based solely on information contained in a Schedule 13G filed on February 2, 2021. This securityholder has sole power to dispose or to direct the disposition of these securities. The securityholder’s principal business address is 55, East 52nd Street, New York, NY 10055.

(4)	Based solely on information contained in a Schedule 13G filed on February 12, 2021. Federated Hermes, Inc. (the “Parent”) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own these securities (the “Reported Securities”). The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of the Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Trustees exercise collective voting control over the Parent. The Parent, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the Reported Securities. The principal business address for each of the entities and persons identified in this footnote is 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.
(5)	Based solely on information contained in a Schedule 13G filed on February 10, 2021. This securityholder has sole power to dispose or to direct the disposition of these securities. The securityholder’s principal business address is 55, East 52nd Street, New York, NY 10055.
(6)	Consists of (a) 1,025,324 shares held of record by Mr. Carney, (b) 82,150 shares held of record by The Lloyd A. Carney Revocable Trust dated September 25, 1995, of which Mr. Carney serves as trustee, and (c) 7,766 shares subject to RSUs that vest within 60 days of February 28, 2021.
(7)	Consists of (a) 238,228 shares held of record by Mr. Benhamou, (b) 2,094,850 shares held of record by BGV Opportunity Fund LP for which Mr. Benhamou is an officer, director and general partner, (c) 63,533 shares subject to options exercisable within 60 days of February 28, 2021, all of which have vested as of such date, and (d) 7,686 shares subject to RSUs that vest within 60 days of February 28, 2021.
(8)	Consists of (a) 3,751 shares held of record by Ms. Levinson and (b) 7,285 shares subject to RSUs that vest within 60 days of February 28, 2021.
(9)	Consists of (a) 399,219 shares held of record by Mr. Livschitz, (b) 1,985,459 shares subject to options exercisable within 60 days of February 28, 2021, all of which have vested as of such date, and (c) 157,794 shares subject to RSUs that vest within 60 days of February 28, 2021.
(10)	Consists of (a) 4,091 shares held of record by Mr. Southworth and (b) 7,365 shares subject to RSUs that vest within 60 days of February 28, 2021.
(11)	Consists of (a) 2,727 shares held of record by Mr. Wang and (b) 7,045 shares subject to RSUs that vest within 60 days of February 28, 2021.
(12)	Consists of (a) 2,727 shares held of record by Mr. Wang, (b) 190,603 shares subject to options exercisable within 60 days of February 28, 2021, all of which have vested as of such date, and (c) 7,045 shares subject to RSUs that vest within 60 days of February 28, 2021.
(13)	Consists of (a) 14,146 shares held of record by Ms. Zhang, (b) 139,655 shares held of record by Renascia Fund B LLC for which Ms. Zhang is the managing member and chief executive, (c) 63,533 shares subject to options exercisable within 60 days of February 28, 2021, all of which have vested as of such date, and (d) 7,285 shares subject to RSUs that vest within 60 days of February 28, 2021.
(14)	Consists of (a) 40,687 shares held of record by Ms. Livschitz, (b) 277,804 shares held of record by the Victoria Livschitz Charitable Trust for which Ms. Livschitz serves as trustee, (c) 119,343 shares held by the Livschitz Children’s Charitable Trust for which Ms. Livschitz serves as trustee, (d) 576,732 shares held by VLSK2019 LLC for which Ms. Livschitz is a member, (e) 399,190 shares subject to options exercisable within 60 days of February 28, 2021, and (f) 16,076 shares subject to RSUs that vest within 60 days of February 28, 2021.
(15)	Consists of (a) 38,564 shares held of record by Mr. Gryzlov, (b) 352,671 shares subject to options exercisable within 60 days of February 28, 2021, and (c) 17,955 shares subject to RSUs that vest within 60 days of February 28, 2021.
(16)	Consists of (a) 5,324,274 shares held of record, (b) 3,848,936 shares subject to options exercisable within 60 days of February 28, 2021, all of which have vested as of such date, and (c) 307,325 shares subject to RSUs that vest within 60 days of February 28, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Grid Dynamics Related Party Transactions

Except as described below, since January 1, 2020, there have been no transactions to which Grid Dynamics has been a participant, in which: (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of Grid Dynamics’ total assets at year-end for the last two completed fiscal years; and (ii) any of its directors, executive officers, or holders of more than 5% of its capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

Eric Benhamou is a director of Grid Dynamics and, as an officer, director and general partner of BGV, which is a stockholder of Grid Dynamics, beneficially owns capital stock of Grid Dynamics. In addition, Mr. Benhamou was the President, Chief Financial Officer and a director of ChaSerg until resigning effective as of the closing date of the Business Combination.

In May 2019, Grid Dynamics sold to BGV an aggregate of (i) 622,027 shares of common stock of Grid Dynamics at a purchase price of $9.2500 per share, and (ii) 622,027 shares of Series A preferred stock of Grid Dynamics at a purchase price of $14.8647 per share (the “Private Placement”).

Grid Dynamics was a party to an investor’s rights agreement that was entered into with BGV in connection with the Private Placement. The investor’s rights agreement provides BGV with certain rights, including the right to demand that Grid Dynamics file a registration statement or request that its shares be covered by a registration statement that Grid Dynamics is otherwise filing and a right of first offer in future issuance. The investor’s rights agreement was terminated in connection with the Business Combination.

Grid Dynamics believes the terms obtained or consideration that it paid or received, as applicable, in connection with the transactions described above were comparable to terms available or the amounts that would be paid or received, as applicable in arm’s-length transactions.

Grid Dynamics Related Person Policy

As a privately held company, Grid Dynamics was not required to maintain a Related Person Policy. Following consummation of the Business Combination, Grid Dynamics became subject to our Policies and Procedures for Related Person Transactions described in this section.

Grid Dynamics was subject to Auditing Standard No. 18 of the Public Company Accounting Oversight Board, which requires auditors to evaluate a company’s identification of, accounting for and disclosure of related party relationships and transactions.

ChaSerg’s Related Party Transactions

In May 2018, ChaSerg issued an aggregate of 5,750,000 shares (the “Founder Shares”) to ChaSerg Technology Sponsor LLC (the “Sponsor”) for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. Prior to the initial investment in ChaSerg of $25,000 by the Sponsor, ChaSerg had no assets, tangible or intangible. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of ChaSerg’s initial public offering (“IPO”) (not including the placement shares underlying the placement units (the “Placement Units”) purchased separately by its Sponsor and Cantor Fitzgerald & Co. (“Cantor”) and its designees in the private placement). On October 25, 2018, the underwriters in the IPO elected to exercise a portion of the over-allotment option for 2,000,000 additional units. As a result of such partial exercise, the Sponsor forfeited 250,000 Founder Shares. The Founder Shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

In October 2018, the Sponsor and Cantor and its designees purchased an aggregate of 640,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $6,400,000, of which the Sponsor purchased 530,000 Placement Units and Cantor and its designees purchased 110,000 Placement Units, in a private placement that occurred simultaneously with the closing of the IPO and the over-allotment. There are no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, placement shares or placement warrants, which would have expired worthless if ChaSerg did not consummate the Business Combination within the allotted 18 month period.

Commencing on October 4, 2018, ChaSerg paid First In Line Enterprises, Inc., an affiliate of the Sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination, ChaSerg ceased paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, was paid by ChaSerg to the Sponsor, officers and directors, or any affiliate of the Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination or the Business Combination regardless of the type of transaction. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. ChaSerg’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, officers, directors or ChaSerg’s or their affiliates and determined which expenses and the amount of expenses that would be reimbursed. There was no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on ChaSerg’s behalf.

Prior to the closing of the IPO, the Sponsor agreed to loan ChaSerg up to $300,000 to be used for a portion of the expenses of its initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2018 or the closing of the IPO. The loan was fully repaid on October 10, 2018.

In order to fund working capital deficiencies and finance transaction costs in connection with the Business Combination, the Sponsor made loans to ChaSerg in the amount of $530,000. In connection with the completion of our Business Combination, we issued 53,000 units, equal to 53,000 shares of Company common stock, and 26,500 Warrants, to Explorer Parent LLC, the parent entity of the Sponsor, as repayment for those loans.

Related Party Transactions Following the Business Combination

Certain equity holders have registration rights requiring the Company to register a sale of any of the Company securities held by them pursuant to the Registration Rights Agreement entered into in connection with the Business Combination. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement to register the resale of certain securities held by the holders and subject to certain conditions, we are separately required at all times to maintain an effective registration statement for the benefit of such holders. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

All ongoing and future transactions between the Company and any of its officers and directors or their respective affiliates will be on terms believed by the Company to be no less favorable to the Company than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of the Company’s uninterested “independent” directors (to the extent the Company has any) or the members of the Company’s board who do not have an interest in the transaction, in either case who had access, at the Company’s expense, to the Company’s attorneys or independent legal counsel. The Company will not enter into any such transaction unless its disinterested “independent” directors (or, if there are no “independent” directors, the Company’s disinterested directors) determine that the terms of such transaction are no less favorable to the Company than those that would be available to the Company with respect to such a transaction from unaffiliated third parties.

On November 13, 2019, and effective as of the closing of the Business Combination (the “Closing”), ChaSerg and each of the Sponsor, BGV, GDB International Investment Limited, GDD International Holding Company, Leonard Livschitz, Victoria Livschitz and ASL (together with any individuals or entities that are signatories thereto or hereafter become party to the agreement, the “Voting Parties”) entered into a Stockholders’ Agreement, pursuant to which, among other things, the Voting Parties agreed (i) to take all necessary action to cause the Company’s board of directors to be comprised of eight directors effective immediately following the Closing, (ii) subject to certain share ownership thresholds, to grant each of ASL and the Sponsor rights to designate two directors for election to the Company’s board of directors (and the Voting Parties will vote in favor of such designees), (iii) to designate the Chief Executive Officer of Grid Dynamics for election to the Company’s board of directors, and (iv) to designate three unaffiliated designates for election to the Company’s board of directors.

Policies and Procedures for Related Person Transactions

The Company’s audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000, and in which a related person has or will have a direct or indirect material interest. The charter of our audit committee provides that our audit committee shall review and approve in advance any related person transaction.

We have adopted a formal written policy providing that we are not permitted to enter into any transaction that exceeds $120,000, and in which any related person has a direct or indirect material interest, without the consent of our audit committee. In approving or rejecting any such transaction, our audit committee considers the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Our audit committee has determined that certain transactions will not require audit committee approval, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, non-executive employee or beneficial owner of less than 10% of that company’s outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.

Director Independence

Our common stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of Nasdaq. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of Nasdaq.

In order to be considered independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that each of Eric Benhamou, Lloyd Carney, Marina Levinson, Michael Southworth, and Shuo Zhang will be considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

WithumSmith+Brown, PC (“Withum”) served as the independent registered public accounting firm for ChaSerg, the legal predecessor of the Company, and its subsidiaries for the period from May 21, 2018 (inception) through the year ended December 31, 2019, and the subsequent interim period until March 13, 2020. On March 13, 2020, our audit committee approved the change in the Company’s independent registered public accounting firm, effective March 13, 2020, to Grant Thornton LLP.

2020

The following table sets forth the approximate aggregate fees billed to the Company by Grant Thornton LLP in 2020 (in thousands):

Fee Category	2020
Audit Fees(1)	$685,530
Audit-Related Fees(2)	$82,495
Tax Fees	—
All Other Fees	—
Total	$768,025

(1)	“Audit Fees” consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.
(2)	“Audit-Related Fees" are aggregate fees billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include consultations and audits related to mergers and acquisitions; and services related to offering of common stock and consents for registration statements.

Our audit committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of Grant Thornton LLP.

2019

The following is a summary of fees paid to Withum in 2019, for services rendered to ChaSerg, the legal predecessor of the Company.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of ChaSerg’s year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of ChaSerg’s annual financial statements, review of the financial information included in ChaSerg’s Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 totaled $46,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2019 ChaSerg did not pay Withum any audit-related fees.

Tax Fees

For the year ended December 31, 2019, ChaSerg paid Withum $4,500 for tax return services, planning and tax advice.

All Other Fees

ChaSerg did not pay Withum for any other services for the year ended December 31, 2019.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm and audit engagement fees and terms in order to ensure that the provision of such services does not impair such accounting firm’s independence.

PART IV.

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1. Financial Statements:  No financial statements are filed with this Amendment on Form 10-K/A.

2. Financial Statement Schedules:  No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.1	March 5, 2021

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.2	March 5, 2021

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID DYNAMICS HOLDINGS, INC.
(Registrant)

April 28, 2021	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer
(Principal Executive Officer)