Form 10-Q
period 2021-03-31
GRID DYNAMICS HOLDINGS, INC.
filed 2021-05-06
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(650) 523-5000

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of April 30, 2021, there were 54,172,625 shares of registrant’s common Stock issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the evolution of the digital engineering and information technology services landscape facing our customers and prospects;

●	our ability to educate the market regarding the advantages of our digital transformation products;

●	our ability to maintain an adequate rate of revenue growth;

●	our future financial and operating results;

●	our business plan and our ability to effectively manage our growth and associated investments;

●	beliefs and objectives for future operations;

●	our ability to expand a leadership position in enterprise-level digital transformation;

●	our ability to attract and retain customers;

●	our ability to further penetrate our existing customer base;

●	our ability to maintain our competitive technological advantages against new entrants in our industry;

●	our ability to timely and effectively scale and adapt our existing technology;

●	our ability to innovate new products and services and bring them to market in a timely manner;

●	our ability to maintain, protect, and enhance our brand and intellectual property;

●	our ability to capitalize on changing market conditions;

●	our ability to develop strategic partnerships;

●	benefits associated with the use of our services;

●	our ability to expand internationally;

●	our ability to raise financing in the future;

●	operating expenses, including changes in research and development, sales and marketing, and general administrative expenses;

●	the effects of seasonal trends on our results of operations;

●	our ability to grow and manage growth profitably and retain our key employees;

ii

●	the expected benefits and effects of strategic acquisitions of business, products or technologies;

●	our ability to maintain the listing of our shares of common stock and our warrants on the NASDAQ;

●	costs related to being a public company;

●	changes in applicable laws or regulations;

●	the possibility that we have been and may continue to be adversely affected by other economic, business, and/or competitive factors, including the effects of the global COVID-19 pandemic; and

●	other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those set forth in Item 1A, “Risk Factors.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in in Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$99,852	$112,745
Accounts receivable, net of allowance of $163 and $418 as of March 31, 2021 and December 31, 2020, respectively	19,948	16,890
Unbilled receivables	2,229	1,799
Prepaid income taxes	738	821
Prepaid expenses and other current assets	3,807	2,361
Total current assets	126,574	134,616
Property and equipment, net	4,382	4,095
Intangible assets, net	7,850	8,125
Deferred income taxes	6,801	5,609
Goodwill	14,690	14,690
Total assets	$160,297	$167,135

Liabilities and equity
Current liabilities
Accounts payable	$2,333	$757
Accrued liabilities	896	628
Accrued compensation and benefits	9,500	7,479
Accrued income taxes	1,178	1,248
Other current liabilities	4,050	3,206
Total current liabilities	17,957	13,318

Deferred tax liabilities	2,093	2,093
Total liabilities	20,050	15,411

Stockholders’ equity (Note 8)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 54,171,375 and 50,878,780 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	119,466	128,930
Retained earnings	20,731	22,793
Accumulated other comprehensive income/(loss)	45	(4)
Total stockholders’ equity	140,247	151,724
Total liabilities and stockholders’ equity	$160,297	$167,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenue	$39,134	$32,457
Cost of revenue	23,797	22,639
Gross profit	15,337	9,818

Operating expenses
Engineering, research, and development	1,783	2,540
Sales and marketing	3,032	3,569
General and administrative	12,300	10,743
Total operating expenses	17,115	16,852

Loss from operations	(1,778)	(7,034)
Other expenses, net	(1,050)	(244)
Loss before income taxes	(2,828)	(7,278)
Benefit for income taxes	(766)	(2,682)
Net loss	$(2,062)	$(4,596)

Foreign currency translation adjustments, net of tax	49	—
Comprehensive loss	$(2,013)	$(4,596)

Loss per share
Basic	$(0.04)	$(0.16)
Diluted	$(0.04)	$(0.16)

Weighted average shares outstanding
Basic	51,629	29,638
Diluted	51,629	29,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	income/(loss)	equity
Balance at December 31, 2020	-	$-	50,879	$5	$128,930	$22,793	$(4)	$151,724
Net loss	-	-	-	-	-	(2,062)	-	(2,062)
Stock-based compensation	-	-	-	-	5,671	-	-	5,671
Exchange of warrants into common stock	-	-	2,221	-	-	-	-	-
Exercise of stock options	-	-	41	-	162	-	-	162
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	-	-	1,030	-	(15,297)	-	-	(15,297)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	49	49
Balance at March 31, 2021	—	$—	54,171	$5	$119,466	$20,731	$45	$140,247

	Convertible Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	income/(loss)	equity
Balance at December 31, 2019	622	$9,187	12,847	$8,117	$10,535	$35,392	$-	$54,044
Retroactive application of recapitalization (Note 3)	426	-	8,797	(8,115)	8,115	-		-
Adjusted balance beginning of period	1,048	$9,187	21,644	$2	$18,650	$35,392	$-	$54,044
Net loss	-	-	-	-	-	(4,596)	-	(4,596)
Stock-based compensation	-	-	-	-	4,804	-	-	4,804
Conversion of preferred stock	(1,048)	(9,187)	1,048	1	9,187	-	-	9,188
Consideration paid to Grid shareholders	-	-	-	-	(123,865)	-	-	(123,865)
ChaSerg shares recapitalized, net of transaction costs of $4,142			28,088	2	204,323	-		204,325
Conversion of promissory note to common stock	-	-	53	-	530	-	-	530
Balance at March 31, 2020	—	$—	50,833	$5	$113,629	$30,796	$-	$144,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,062)	$(4,596)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	946	646
Bad debt expense	(107)	883
Deferred income taxes	(1,192)	(3,571)
Stock-based compensation	5,671	4,804
Change in fair value of warrants	859	-
Changes in assets and liabilities:
Accounts receivable	(2,951)	(2,967)
Unbilled receivables	(430)	1,048
Prepaid income taxes	83	(43)
Prepaid expenses and other current assets	(1,553)	(562)
Accounts payable	1,576	1,499
Accrued liabilities	268	(435)
Accrued compensation and benefits	2,021	257
Accrued income taxes	(70)	238
Other current liabilities	(15)	(87)
Net cash provided by/(used in) operating activities	3,044	(2,886)

Cash flows from investing activities
Purchase of property and equipment	(851)	(692)
Net cash used in investing activities	(851)	(692)

Cash flows from financing activities
Cash received from ChaSerg	-	208,997
GDI shares redeemed for cash	-	(123,865)
Equity issuance costs	-	(2,264)
Payments of tax obligations resulted from net share settlement of vested stock awards	(15,297)	-
Proceeds from exercises of stock options	162	-
Net cash provided by/(used in) financing activities	(15,135)	82,868

Effect of exchange rate changes on cash and cash equivalents	49	-

Net increase/(decrease) in cash and cash equivalents	(12,893)	79,290
Cash and cash equivalents, beginning of period	112,745	42,189
Cash and cash equivalents, end of period	$99,852	$121,479

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$834	$370

Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$-	$9,187

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim financial statements should be read in conjunction with GDH’s audited financial statements for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on March 5, 2021.

Basis of presentation

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Although ChaSerg was the legal acquirer, for accounting purposes, GDI was deemed to be the accounting acquirer. GDI was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	GDI holds executive management roles for the Company and those individuals are responsible for the day-to-day operations;

●	GDI’s former owners have the largest minority voting rights in the Company;

●	From a revenue and business operation standpoint, GDI was the larger entity in terms of relative size;

●	GDI’s San Ramon, CA headquarters are the headquarters of the Company; and

●	The intended strategy of the Company will continue GDI’s strategy of driving enterprise-level digital transformation in the Fortune 1000 companies.

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

Use of estimates

The preparation of the consolidated condensed financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material. Significant estimates include allowances for receivables, calculation of accrued liabilities, capitalization of internally developed software, stock-based compensation, contingent consideration payable, determination of fair value, useful lives and recoverability of intangible assets and goodwill, determination of provision for income taxes and uncertain tax positions.

Certain significant risks and uncertainties

The Company is subject to risks, including but not limited to customer concentration, concentrations of credit and foreign currency risks. Refer to the section below for additional information. Additionally, the Company has been impacted by the recent coronavirus (“COVID-19”) pandemic. The global pandemic of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial market. The COVID-19 pandemic has impacted the Company’s revenues and the Company’s business continues to be exposed to risks and uncertainties related to the pandemic. The impact of the COVID-19 pandemic has been more pronounced with the Company’s retail customers, which depend on keeping their stores open. Additionally, in situations where the Company’s customers encounter financial difficulties, there is a risk associated with the Company’s inability to collect money from customers. The Company has taken several actions to deal with the COVID-19 pandemic. These include enabling its employees to work from home, company-wide salary and compensation cuts, hiring freezes, and suspending all non-essential travel. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short and long-term general economic conditions.

Concentrations of credit risk and significant customers

The Company records its accounts receivable and unbilled receivables at their face amounts less allowances. Accounts receivable and unbilled receivables are generally dispersed across the Company’s customers in proportion to their revenue. Three customers individually exceeded 10% of the Company’s accounts receivable balance as of March 31, 2021 and December 31, 2020. Three customers individually exceeded 10% of the unbilled receivables as of March 31, 2021 and December 31, 2020. Two and three customers individually accounted for greater than 10% of the sales for the three months ended March 31, 2021 and 2020, respectively.

Cash and cash equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents are stated at cost, which approximates fair value. At times, cash deposits with banks may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, current economic conditions within the industries the Company serves as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. The allowance for doubtful accounts balance decreased to $0.2 million as of March 31, 2021 compared to $0.4 million as of December 31, 2020.

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Trade accounts receivable	$20,111	$17,308
Allowance for doubtful accounts	(163)	(418)
Total trade accounts receivable, net	$19,948	$16,890

Unbilled receivables

Generally, the Company will not bill customers until the services have been completed. From time-to-time, a service period may overlap with a period-end and the unbilled receivables represent amounts for services performed through period-end, but not yet billed. The unbilled receivable represents the amount expected to be billed and collected for services performed through period-end in accordance with contract terms. The unbilled receivables balances were $2.2 million and $1.8 million as of March 31, 2021 and December 31, 2020, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow method of the income approach and market approach to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. As of March 31, 2021, the Company has a single reporting unit and determined there were no indicators of impairment.

Intangible assets

Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over the asset’s useful lives ranging between 2 and 10 years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. As of March 31, 2021, the Company determined there were no indicators of impairment.

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

Remaining performance obligation

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2021. This disclosure is not required for:

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

All of the Company’s contracts met one or more of these exemptions as of March 31, 2021.

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

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company adopted the standard as of January 1, 2021 and has determined that the adoption of this guidance did not have a material effect on the consolidated financial statements.

Recently issued accounting pronouncements

The Company considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard allows for two methods of adoption to recognize and measure leases: retrospectively to each prior period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the beginning of the earliest comparative period presented or retrospectively at the beginning of the period of adoption with the cumulative effect of initially applying the guidance recognized at the beginning of the period in which the guidance is first applied. Both adoption methods include a number of optional practical expedients that entities may elect to apply. The Company will adopt the standard retrospectively at the beginning of the period of adoption with the cumulative effect of initially applying the guidance recognized at the beginning of the period in which the guidance is first applied. The new accounting guidance is effective for the Company for fiscal periods beginning after December 15, 2021. The Company expects the impact to be material but has not yet determined the impact that the adoption of this guidance will have on the consolidated financial statements.

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

Note 4 — Property and equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful	As of
	Life (In Years)	March 31, 2021	December 31, 2020
Computers and equipment	2-3	$6,831	$6,447
Machinery and automobiles	2-5	559	551
Furniture and fixtures	2-7	628	643
Software	5	555	554
Leasehold improvements	2-12	231	236
		8,804	8,430
Less: Accumulated depreciation and amortization		(5,959)	(5,622)
		2,845	2,809

Capitalized software development costs	2-3	4,076	3,531
Less: Accumulated amortization		(2,539)	(2,245)
		1,537	1,287
Property and equipment, net		$4,382	$4,095

Note 5 — Intangible assets, net

Intangible assets consist of the following (in thousands):

	Estimated	As of
	Useful Life (In Years)	March 31, 2021	December 31, 2020
Customer relationships	8	$4,234	$4,234
Tradename	10	3,500	3,500
Non-compete agreements	2	440	440
		8,174	8,174
Less: Accumulated amortization		(324)	(49)
Intangible assets, net		$7,850	$8,125

Note 6 — Other current liabilities

The components of other current liabilities were as follows (in thousands):

	As of
	March 31, 2021	December 31, 2020
Customer deposits	$739	$731
Other liabilities	1,364	528
Contingent consideration payable	1,947	1,947
Total other current liabilities	$4,050	$3,206

In connection with the acquisition of Daxx on December 14, 2020, the Company recorded a contingent consideration payable, a post-closing earn-out consideration, estimated based on fair value.

Note 7 — Income taxes

The Company recorded income tax benefit of $(0.8) million and $(2.7) million for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective tax rate was 27% and 37% for the three months ended March 31, 2021 and 2020, respectively. The decrease in effective tax rate for the three months ended March 31, 2021, as compared to the same periods in 2020 was attributable mainly to stock-based compensation excess tax benefit, partially offset by Section 162 (m) compensation deduction limitations. For the three months ended March 31, 2021, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. Similarly, for the three months ended March 31, 2020, due to uncertainties created by the COVID-19 pandemic, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.

On March 27, 2020, the U.S. President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of net operating loss carryforwards (“NOLs”) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a significant impact on the Company’s tax provision for the three months ended March 31, 2021 or 2020. As additional guidance is released, the Company will evaluate whether there would need to be a change in the period when such guidance is issued.

Note 8 — Stockholders’ equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common stock

The Company is authorized to issue 110,000,000 shares of common stock. At Closing, March 5, 2020, the Company had issued 50,833,619 shares of common stock. As of March 31, 2021 the Company had 54,171,375 shares of common stock that were outstanding.

Preferred Stock

As of December 31, 2019 GDI had 1,047,942 shares of no par value shares of preferred stock outstanding convertible on a 1:1 basis with GDI’s common stock. At the Closing, the preferred stock outstanding was converted into common stock of the Company, par value $0.0001 per share.

Founders and underwriter shares subject to earnout provisions

At the Closing, the Company had 1,200,000 shares of common stock issued and outstanding subject to earnout provisions (the “Earnout Shares”). The Earnout Shares were subject to transfer restrictions and the owners of the Earnout Shares could not sell, transfer or otherwise dispose of their respective shares until the respective earnout provisions were achieved as described further below. The Earnout Shares have full ownership rights including the right to vote and receive dividends and other distributions thereon. Dividends and other distributions are not subject to forfeiture in accordance with the Amended and Restated Sponsor Share Letter filed with the SEC on January 26, 2020. The Earnout Shares were eligible to vest and were no longer subject to the transfer restrictions as follows:

399,999; 400,000; and 400,001 Earnout Shares would vest if the closing price of the Company’s common stock on the principal exchange on which the securities are listed or quoted have been at or about $12.00; $13.50; and $15.00 per share, respectively, for 20 trading days (which need not be consecutive) over a thirty trading day period at any time.

As of December 31, 2020, none of the Earnout Shares were vested. On January 20, 2021, 399,999 Earnout Shares vested and are no longer subject to transfer restrictions. On March 2, 2021, 400,000 Earnout Shares vested and are no longer subject to transfer restrictions. On March 29, 2021, 400,001 Earnout Shares vested and are no longer subject to transfer restrictions. Accordingly, as of March 29, 2021, all of the Earnout Shares have vested.

Warrants

As of March 31, 2021, there were a total of 4,963,231 warrants outstanding, of which 346,500 were private and 4,616,731 were publicly traded. As part of its initial public offering (“IPO”), ChaSerg issued 22,000,000 units including one share of common stock and one-half of one redeemable warrant. Simultaneously with its IPO, ChaSerg issued 640,000 private placement units to its sponsor underwriter, each consisting of one common share and one-half of one redeemable warrant. ChaSerg issued 53,000 units as a result of the conversion of a working capital sponsor loan consisting of one common share and one-half of one redeemable warrant. The change in fair value of the 346,500 outstanding private warrants in the amount of $0.9 million was recorded in other expenses in the condensed consolidated financial statements in the three months ended March 31, 2021.

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

On February 17, 2021, the Company and Riverview Group LLC, an affiliate of Millennium Management LLC, a holder of 6,383,269 the outstanding publicly traded warrants (the “Public Warrants”) entered into a Warrant Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the holder exchanged each of its public warrants for 0.3480 shares of the Company’s common stock, i.e., 2,221,378 shares.

Note 9 — Stock-based compensation

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

The following table sets forth the activity for the 2018 Stock Plan, including the conversion of the vested and unvested options, for the first quarter ended March 31, 2021:

Options Outstanding
Balance at December 31, 2019	2,734,327
Cashed out	(828,590)
Forfeited	(18,940)
Balance at March 31, 2020 (prior to exchange ratio conversion)	1,886,797
Converted vested balance	4,313,917
Converted unvested balance	364,094
Balance at March 6, 2020 (post to exchange ratio conversion)	4,678,011
Exercised in 2020	(28,057)
Forfeited/Cancelled in 2020	(50,164)
Options Outstanding as of December 31, 2020	4,599,790
Exercised in quarter ended March 31, 2021	(37,132)
Forfeited/Cancelled in quarter ended March 31, 2021	(11,158)
Options Outstanding as of March 31, 2021	4,551,500

As of March 31, 2021, since the conversion, a total of 0.06 million shares were forfeited, and 0.07 million shares were exercised for the total proceeds of $0.2 million. The number of shares exercisable as of March 31, 2021 was 4.4 million with the average exercise price $3.54 per share. The intrinsic value of the 4.6 million total outstanding shares of 2018 Plan Options as of March 31, 2021, was $56.4 million with the remaining contractual term 7.77 years. The unrecognized compensation expenses related to 2018 Plan options as of March 31, 2021 was $0.2 million, net of forfeitures, to be expensed on a straight-line basis over 2.44 years.

2020 Equity Incentive Plan

Effective March 5, 2020, our board of directors approved an equity incentive plan (the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 16,300,000 Incentive Stock Options, Non-Statutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units (“PSUs”), and Performance Shares (“PSAs”) (collectively, the “Awards”) to employees, directors, and consultants of the Company. Our board of directors or any committee appointed by the board has the authority to grant Awards. As of March 31, 2021, our board of directors granted 123,000 NSOs, 6,642 RSUs, and 541,813 target PSUs at a maximum payout at 300%. The following table represent the number of shares available for grants from 2020 Equity Incentive Plan:

Available for grant
Available for grant, December 31, 2020	9,880,932
Options granted	(123,000)
RSU granted	(6,642)
PSU granted (100% target)	(541,813)
Options forfeited	54,250
Traded for taxes (returned to the pool)	1,043,841
Available for grant, March 31, 2021	10,307,586

Stock Options

The total of 123,000 NSOs shares granted during quarter ended March 31, 2021 from 2020 Equity Incentive Plan with weighted average exercise price $15.48 are subject to the following time-based vesting conditions: one-fourth of the NSOs will vest on one year after the grant date; and thereafter one-sixteenth of the NSOs will vest each subsequent three-month anniversary. The NSOs have a ten-year exercise term, and once the NSOs are vested, the recipients have the right to purchase the Company’s stock at a fixed exercise price.

The grant date fair value of each NSO was estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for 2020 grants are provided in the following table.

2021
Dividend yield	0%
Expected volatility	40%
Risk-free interest rate	0.88%
Expected term in years	6.11
Grant date fair value of common stock	$15.48

The Company used a zero percent dividend yield assumption for all Black-Scholes stock option-pricing calculations. Since the Company’s shares were not publicly traded prior to the Closing and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve at the date of grant. Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. The following table summarizes option activity for the quarter ended March 31, 2021:

	Shares	Price (1)	Term (2)
Options outstanding as of December 31, 2020 (2020 Plan)	1,942,400	$8.38	9.22
Options granted	123,000	15.48
Options exercised	(3,750)	8.26
Options forfeited	(54,250)	9.26
Options outstanding as of March 31, 2021	2,007,400	$8.79	9.10

(1)	Represents the weighted average exercise price

(2)	Represents weighted average remaining contractual term

0.35 million shares of 2020 NSO grants were vested and outstanding as of March 31, 2021. The aggregated fair value of 0.1 million NSOs granted during the three months ending March 31, 2021 was $0.8 million or $6.12 per share. The intrinsic value of the 2.0 million total outstanding shares of 2020 Plan Options as of March 31, 2021, was $14.3 million. The total unrecognized compensation expenses related to 2020 Stock Plan options as of March 31, 2021 was $5.5 million to be expensed on a straight-line basis over the remaining 3.14 years.

Restricted Stock Units

A total 6,642 RSUs granted for three months ended on March 31, 2021 were granted at the average fair market value of the Company’s stock of $15.61 on the date of the grant. The RSUs granted to employees generally are subject to the following time-based vesting conditions: one-fourth vest on the first anniversary of the grant; and thereafter one-sixteenth of the RSUs will vest each subsequent three-month anniversary. RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested. RSUs granted to the Board in lieu of the quarterly payments vest immediately.

For the quarter ended March 31, 2021, 6,642 shares of RSUs were released to the board for a total value of $0.1 million. Approximately 0.3 million shares were issued upon vesting of the RSUs to the executives and 0.3 million shares were withheld to cover $4.6 million of employees’ tax obligations.

Shares
RSUs outstanding as of December 31, 2020 (2020 Plan)	2,995,669
RSUs granted	6,642
RSUs released	(621,477)
RSUs outstanding as of March 31, 2021	2,380,834

The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of March 31, 2021 was $18.3 million to be expensed on a straight-line basis over 2.57 years.

Performance Stock Units

The vesting of the PSUs granted May 4, 2020, was certified by the Board of Directors for release on February 12, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.75 million shares were withheld to cover $10.7 million in employees’ tax obligations.

On March 2, 2021, the Company granted 541,813 Performance Stock target shares under the 2020 Stock Plan with the maximum payout capped at 300%. The performance goals for these grants consist of:

1)	Year-over-year growth in non-retail revenue for the Performance Period, which is Fiscal Year 2021, expressed as a percentage increase over the fiscal year 2020 non-retail revenue (“Revenue Growth”), and

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

Performance shares will be certified and vested no later than March 1, 2022 with the payout shortly after. As of March 31, 2021, the Company assessed the vesting of the Performance Share Units as probable. Stock-based compensation expense related to Performance Stock Units was $3.4 million in the three months ended March 31, 2021. The unrecognized expense for PSUs as of March 31, 2021, was $13.6 million.

 Stock-Based Compensation Expense

The Company classifies awards issued under the stock-based compensation plans as equity. Total compensation expense for the three months ended March 31, 2021 and 2020 was $5.7 million and $4.8 million respectively. Employee stock-based compensation recognized was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cost of revenue	$111	$615
Engineering, research, and development	554	596
Sales and marketing	791	1,135
General and administrative	4,215	2,458
Total stock-based compensation	$5,671	$4,804

As of March 31, 2021, there was approximately $37.3 million of stock-based compensation expenses to be recognized over the remaining 3.14 years.

Note 10 — Earnings per share

The Company computed earnings per share (“EPS”) in conformity with the two-class method required for participating securities. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. The Company allocated income between its common and preferred shareholders only for the periods the preferred stock was outstanding, which was January 1, 2020 to March 4, 2020. There was no preferred stock outstanding March 5, 2020 to March 31, 2021. As the Company was in a net loss position for the periods between January 1, 2020 to March 4, 2020 and March 5, 2020 to March 31, 2021, the net loss was allocated entirely to common shareholders.

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

The following table sets forth the computation of basic and diluted EPS of common stock as follows (in thousands except per share data):

	Three months ended March 31,
	2021	2020
Numerator for basic and diluted loss per share
Net loss	$(2,062)	$(4,596)

Denominator for basic and diluted earnings per share
Weighted-average shares outstanding – basic and diluted	51,629	29,638
Basic and diluted loss per share	$(0.04)	$(0.16)

The denominator used in the calculation of basic and diluted EPS has been retrospectively adjusted for the recapitalization of the Company’s shares as a result of the Business Combination as further described in Note 3. The potential common shares of 14.9 million based on the number of shares outstanding at the period end were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three months ended March 31,
Potential common shares (in ‘000s)	2021	2020
Convertible preferred stock	-	1,048
Stock options to purchase common stock	6,665	8,332
Restricted stock units	3,002	2,310
Performance stock units	2,401	-
Warrants to purchase common stock	11,347	11,347
Total	23,415	23,037

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

Note 12 — Subsequent events

The Company performed its subsequent event procedures through May 6, 2021, the date these condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations of Grid Dynamics Holdings, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020, which has been filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021.

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

The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three months ended March 31,
(dollars in thousands, except per share data)	2021		2020
		% of revenue		% of revenue
Revenues	$39,134	100%	$32,457	100.0%
Gross profit	15,337	39.2%	9,818	30.2%
Loss from operations	(1,778)	(4.5)%	(7,034)	(21.7)%
Net loss	(2,062)	(5.3)%	(4,596)	(14.2)%
Comprehensive loss	(2,013)	(5.1)%	(4,596)	(14.2)%
Diluted loss per share	(0.04)	n/a	(0.16)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	5,263	13.4%	3,045	9.4%
Non-GAAP Net Income(1)	3,065	7.8%	1,878	5.8%
Non-GAAP Diluted EPS(1)	$0.05	n/a	$0.05	n/a

(1)	Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

Recent Developments

In the three months ended March 31, 2021, our revenues of $39.1 million were up 30% in comparison to the three months ended December 31, 2020, and up 21% from the three months ended March 31, 2020. Our three months ended March 31, 2021 revenues included $6.5 million in revenue contribution from the acquisition of Daxx Web Industries B.V. (“Daxx”). Excluding the contribution from Daxx, in the three months ended March 31, 2021, our revenues of $32.6 million were up 12% in comparison to the three months ended December 31, 2020, and sightly up from the three months ended March 31, 2020 and achieved an important milestone of reaching pre-Covid revenue levels. Overall, in the three months ended March 31, 2021, we witnessed healthy business trends with the business momentum picking up towards the end of January. This is largely reflected in the double-digit sequential growth over the three months ended March 31, 2021. The three months ended March 31, 2021 also marked the third consecutive sequential growth quarter since witnessing a bottom in revenues in the three months ended June 30, 2020. During the quarter, we witnessed customers across our industry verticals elevating the importance of digital transformation initiatives and in many cases making these initiatives mandatory.

During the three months ended March 31, 2021, our largest industry vertical continued to be the Technology Media, and Telecom (TMT) at 37% of our revenue, while Consumer Packaged Goods (“CPG”)/Manufacturing, Finance, and Other verticals contributed to 22%, 9%, and 9% respectively. Revenues from our Top 5 customers during the quarter was 50%, down from 64% in the same quarter year ago. The diversification in our Top 5 customer concentration was driven by a combination of factors that included success in ramping business at new customers and growing business at existing customers.

We continue to focus on revenue diversification by increasing our customer base with new customers’ additions. During the three months ended March 31, 2021, we received revenues from a total of 184 customers. Of this, 136 were Daxx customers. Excluding Daxx, we had 48 paying customers that included six new customers during the three months ended March 31, 2021.

We exited the three months ended March 31, 2021 with $2.1 million, or 5% in GAAP Net Loss, up from a GAAP Net Loss of $4.7 million, or 16% in the three months ended December 31, 2020 and a GAAP Net Loss of $4.6 million, or 14% in the three months ended March 31, 2020. We exited the three months ended March 31, 2021 with $5.3 million, or 13% in Non-GAAP EBITDA, up from $4.1 million, or 14% in the three months ended December 31, 2020 and $3.0 million, or 9% in the three months ended March 31, 2020. The sequential increase in profitability was largely driven by increase in billable personnel and billable work hours.

On February 17, 2021, we entered into a Warrant Exchange Agreement with Millennium Management LLC, a holder of 6.4 million of our outstanding publicly traded warrants. Pursuant to the Exchange Agreement, the holder exchanged each of its Public Warrants for 0.3480 shares of our common stock and thereby receiving 2.2 million shares of common stock. With this exchange, we have a total of 4.6 million publicly traded warrants outstanding.

Acquisition of Daxx

On December 14, 2020, we acquired Netherland based Daxx in an all-cash transaction. Headquartered in Amsterdam, and with roughly 490 employees, the company has engineering centers situated in major tech hubs across Ukraine. The company has over 20 years of experience in delivering software services to clients across a wide range of industry verticals that include high-tech, digital media, healthcare, and education. Some of the key capabilities include consulting services spanning agile process reengineering, lean development, and DevOps. Daxx serves customers in the Netherlands, Germany, U.K., and U.S., and with strong relationships with high-growth start-ups and established software companies. We believe the acquisition of Daxx will enable us to have a stronger foothold in Europe and will enable the company to continue diversifying our business. In the three months ended March 31, 2021 and three months ended December 31, 2020, Daxx contributed $6.5 million and $1.0 million in revenue, respectively.

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

Starting in March 2020, headwinds to our business from the pandemic were largely centered around our retail customers as many of them witnessed a slowdown in their sales. After witnessing a low point in the month of May 2020, our business has steadily improved as we have added new customers and have grown existing business across industry verticals. We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. Although a significant proportion of our employees continue to work remotely, all our facilities in the Central and Eastern Europe (CEE) region have been opened for employees to work following local government guidelines. We continue to deliver services to our clients in this fashion and this has resulted in minimal disruption in our operational and delivery capabilities.

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

The following table shows the number of Grid Dynamics personnel (including full-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of March 31,
	2021	2020
United States	253	264
Central and Eastern Europe (1)	1,803	1,093
Total (2)	2,056	1,357

(1)	Includes Russia, Ukraine, Poland, Serbia and the Netherlands.

(2)	As of March 31, 2021, there were 486 Daxx personnel including full-time and part-time employees and contractors serving in similar capacities located in Ukraine and the Netherlands.

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

Customer Concentration

Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. Grid Dynamics grew its customer base from 37 customers in 2020 to 184 customers in 2021, including 136 customers that were acquired as part of the acquisition of Daxx in December 2020. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. Of Grid Dynamics’ customers, two customers each accounted for 10% or more of Grid Dynamics’ revenue in the three months ended March 31, 2021 and three customers each accounted for 10% or more of Grid Dynamics’ revenue in the three months ended March 31, 2020.

The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the periods indicated:

	Three months ended March 31,
	2021	2020

Total customers (for the period) (1)	184	37
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	8	7
>$2.5 – 5.0 million	5	4
>$1.0 – 2.5 million	13	4
Top five customers	50%	64%
Top ten customers	67%	86%
Top five customers	$19,603	$20,780
Top ten customers	$26,096	$27,946

(1)	Daxx’s number of customers for the three months ended March 31, 2021 is 136.

Foreign Currency Exchange Rate Exposure

Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency, as well as the functional currency of all of its subsidiaries, is the U.S. dollar, except for Daxx, which functional currency is EURO. Grid Dynamics contracts with customers for payment in and generates predominantly all of its revenue in U.S. dollars, except for Daxx that generates revenue in EURO. Its non-U.S. subsidiaries’ operations relate substantially to performing services under those contracts. Several of Grid Dynamics’ subsidiaries conduct operations and employ or contract personnel in Russia, Ukraine, Poland and Serbia, but keep their books and records in U.S. dollars Daxx’s books are kept in EURO. Grid Dynamics’ foreign currency transaction exposure is a result of having to convert U.S. dollars into the local currencies of the countries in which it must pay expenses, typically by transferring funds to its non-U.S. subsidiaries. These expenses are primarily comprised of compensation and benefits and other operating costs, such as rent. Subsidiary transactions executed in local currencies are converted into U.S. dollars at the exchange rate in effect on the date of the transaction, in the case of asset and liability transactions, or at the average monthly exchange rate, in the case of income and expense transactions. Certain balances in local currencies, particularly cash and financial instruments, are adjusted at each balance sheet date to reflect the then-current exchange rate, which is the rate at which the related receivable or payable could be settled at that date. As a result, Grid Dynamics’ assets, liabilities, profit margins and other measures of profitability may be subject to volatility due to changes in the exchange rate of the U.S. dollar against the currencies in which Grid Dynamics’ subsidiaries incur operating expenses, hold assets or owe liabilities, and may not be comparable between periods.

In the three months ended March 31, 2021, approximately 11%, 25% and 8% of Grid Dynamics’ $40.9 million of combined cost of revenue and total operating expenses were denominated in the Russian ruble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 18%, 11% and 10% of Grid Dynamics’ $39.5 million of combined cost of revenue and total operating expenses in the three months ended March 31, 2020. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. For example, in Ukraine, Grid Dynamics generally pays salaries in the current hryvnia equivalent of an agreed U.S. dollar amount, consistent with local requirements. As a result, a significant portion of Grid Dynamics’ exposure to fluctuations in the value of the Ukrainian hryvnia against the U.S. dollar is naturally hedged. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure through the use of financial instruments, it may do so in the future. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.

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

Non-GAAP Measures

To supplement Grid Dynamics’ consolidated financial data presented on a basis consistent with U.S. GAAP, this Quarterly Report contains certain non-GAAP financial measures, including Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share, or EPS. Grid Dynamics has included these non-GAAP financial measures because they are financial measures used by Grid Dynamics’ management to evaluate Grid Dynamics’ core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. These measures exclude certain expenses that are required under U.S. GAAP. Grid Dynamics excludes these items because they are not part of core operations or, in the case of stock-based compensation, non-cash expenses that are determined based in part on Grid Dynamics’ underlying performance.

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

Grid Dynamics defines and calculates its non-GAAP financial measures as follows:

●	Non-GAAP EBITDA: Net income/(loss) before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses), and restructuring costs.

●	Non-GAAP Net Income: Net income/(loss) adjusted for the impact of stock-based compensation, impairment of goodwill, transaction-related costs, restructuring costs, other income/expenses, net, and the tax impacts of these adjustments.

●	Non-GAAP Diluted EPS: Non-GAAP Net income, divided by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three months ended March 31,
(in thousands)	2021	2020
GAAP net loss	$(2,062)	$(4,596)
Adjusted for:
Depreciation and amortization	946	646
Benefit for income taxes	(766)	(2,682)
Stock-based compensation	5,671	4,804
Transaction and transformation-related costs (1)	424	3,940
Restructuring costs (2)	-	689
Other expenses, net (3)	1,050	244
Non-GAAP EBITDA	$5,263	$3,045

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenue, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2)	In the three months ended March 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.7 million, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses in the three months ended March 31, 2021.

(3)	Other expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks.

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net loss for the periods indicated:

	Three months ended March 31,
(in thousands, except share and per share data)	2021	2020
GAAP net loss	$(2,062)	$(4,596)
Adjusted for:
Stock-based compensation	5,671	4,804
Transaction and transformation-related costs (1)	424	3,940
Restructuring costs (2)	-	689
Other expenses, net (3)	1,050	244
Tax impact of non-GAAP adjustments (4)	(2,018)	(3,203)
Non-GAAP Net Income (5)	$3,065	$1,878
Non-GAAP Diluted EPS	$0.05	$0.05
Number of shares used in the Non-GAAP Diluted EPS	60,191	34,496

(1)	Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenue, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.

(2)	In the three months ended March 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.7 million, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses in the three months ended March 31, 2021.

(3)	Other expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks.

(4)	Reflects the estimated tax impact of the non-GAAP adjustments presented in the table.

(5)	Non-GAAP Diluted EPS is calculated by dividing Non-GAAP Net Income/(Loss) by the diluted weighted-average shares outstanding. From the three months ended December 31, 2020 onwards, we have chosen to calculate its Non-GAAP Diluted EPS based on the diluted share count even in net GAAP loss situation. This methodology differs from the prior approach when we applied the basic share count in situations of a net GAAP loss and a positive non-GAAP net income. Management believes that the new methodology provides better representation of the company’s financial results as it takes into account the significance of the dilutive impact from any outstanding equity instruments in a GAAP net loss/non-GAAP Net income situation.

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

Provision for Income Taxes. Grid Dynamics follows the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Grid Dynamics’ effective tax rate was 27% and 37% in the three months ended March 31, 2021 and 2020, respectively. The differences in effective tax rate between the three months ended March 31, 2021 and 2020 were attributable mainly to stock-based compensation excess tax benefit, partially offset by Section 162 (m) compensation deduction limitations.

Results of Operations

The three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended March 31,
(unaudited, in thousands, except percentages)	2021	2020	Change
Revenue	$39,134	$32,457	$6,677	20.6%
Cost of revenue	23,797	22,639	1,158	5.1%
Gross profit	15,337	9,818	5,519	56.2%
Engineering, research, and development	1,783	2,540	(757)	(29.8)%
Sales and marketing	3,032	3,569	(537)	(15.0)%
General and administrative	12,300	10,743	1,557	14.5%
Total operating expense	17,115	16,852	263	1.6%
Loss from operations	(1,778)	(7,034)	5,256	(74.7)%
Other expenses, net	(1,050)	(244)	(806)	330.3%
Loss before income taxes	(2,828)	(7,278)	4,450	(61.1)%
Benefit for income taxes	(766)	(2,682)	1,916	(71.4)%
Net loss	(2,062)	(4,596)	2,534	(55.1)%
Foreign currency translation adjustments, net of tax	49	-	49	n.m.
Comprehensive loss	$(2,013)	$(4,596)	$2,583	(56.2)%

n.m. = not meaningful.

Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Three months ended March 31,
(unaudited, in thousands, except percentages)	2021	% of revenue	2020	% of revenue

Technology, Media and Telecom	$14,411	36.8%	$10,077	31.1%
Retail	8,850	22.6%	16,099	49.6%
Finance	3,438	8.8%	4,033	12.4%
CPG/Manufacturing	8,725	22.3%	2,183	6.7%
Other	3,710	9.5%	65	0.2%
Total	$39,134	100.0%	$32,457	100.0%

Revenue. Revenue increased by $6.7 million, or 20.6%, to $39.1 million in the three months ended March 31, 2021 from $32.5 million in the three months ended March 31, 2020.The revenue increase was largely driven by the acquisition of Daxx which contributed to $6.5 million in the three months ended March 31, 2021 and to a lesser extent increase in business volume as revenue returned to our pre-Covid levels of the first quarter of 2020.

Cost of Revenue and Gross Profit. Cost of revenue increased by $1.2 million, or 5.1%, to $23.8 million in the three months ended March 31, 2021 from $22.6 million in the three months ended March 31, 2020 largely from increased costs of personnel to support higher revenue. This was offset by lower expenses, such as travel related expenses, stock-based compensation and retention bonuses.

Gross profit increased by $5.5 million, or 56.2%, to $15.3 million in the three months ended March 31, 2021 from $9.8 million in the three months ended March 31, 2020. Gross margin (gross profit as a percentage of revenue) increased by 9.0 percentage points to 39.2% in the three months ended March 31, 2021 from 30.2% in the three months ended March 31, 2020. The increase in gross margins was largely driven by a combination of increased billable workforce utilization and greater mix shift towards offshore delivery locations. Additionally, in the three months ended March 2020, our business was severely impacted by COVID-19 which resulted in a significant proportion of our workforce becoming non-billable resulting in lower gross margins in comparison to the three months ended March 31, 2021.

Engineering, Research and Development. Engineering, research and development expenses decreased by $0.7 million to $1.8 million the three months ended March 31, 2021, a 29.8% decrease from $2.5 million in the three months ended March 31, 2020. The decrease was primarily due to lower retention bonuses.

Sales and Marketing. Sales and marketing expenses decreased by $0.6 million, or 15%, to $3.0 million in the three months ended March 31, 2021 from $3.6 million in the three months ended March 31, 2020. Sales and marketing expenses accounted for 7.7% of Grid Dynamics’ revenue in the three months ended March 31, 2021 compared to 11.0% in the three months ended March 31, 2020, a decrease of 3.3 percentage points. The decrease was mainly due to lower retention bonuses and partially offset by increase in wages in 2021.

General and Administrative. General and administrative expenses increased by $1.6 million, or 14.5%, to $12.3 million in the three months ended March 31, 2021 from $10.7 million in the three months ended March 31, 2020. The increase was mainly due to the recent acquisition of Daxx in December 2020 and amortization of intangibles resulting from it. General and administrative expenses accounted for 31.4% of Grid Dynamics’ revenue in the three months ended March 31, 2021, a decrease of 1.7 percentage points from 33.1% in the three months ended March 31, 2020.

Other expenses, net. Other expenses, net increased by $0.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, mainly due to changes in the fair value of private warrants of $0.9 million.

Benefit for Income Tax. Benefit for income tax was $(0.8) million in the three months ended March 31, 2021 compared to $(2.7) million in the three months ended March 31, 2020. The difference in tax provision was attributable mainly to stock-based compensation excess tax benefit, partially offset by Section 162 (m) compensation deduction limitations.

Net loss decreased to $(2.1) million in the three months ended March 31, 2021 from $(4.6) million as compared to the three months ended March 31, 2020, for the reasons discussed above.

Liquidity and Capital Resources

Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $99.9 million is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.

As of March 31, 2021, Grid Dynamics had cash and cash equivalents amounting to $99.9 million (compared to $112.7 million at December 31, 2020). Of this amount, $5.4 million was held outside the United States, namely in Russia, Ukraine, Poland, Serbia and the Netherlands (compared to $3.1 million as of December 31, 2020). As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Russia, Ukraine, Poland and Serbia may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States.

Grid Dynamics does not have any debt outstanding as of March 31, 2021 and or December 31, 2020.

Our performance stock units, or PSUs, vested upon the satisfaction of a performance-based vesting condition. The compensation committee of our board of directors certified that the performance conditions of the PSUs were met, and PSUs were released on February 12, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.75 million shares were net withheld to cover $10.7 million employees’ tax withholding obligations. The first vesting event for our restricted stock units, or RSUs, occurred on March 13, 2021, with approximately 0.6 million shares underlying RSUs held by our officers being vested and. Upon vesting of the RSUs, approximately 0.3 million shares were released, and 0.3 million shares were net withheld to cover the employees’ tax withholding obligations. We have determined that our policy will be to require individuals to withhold to cover, so approximately 52% of the vested shares were withheld on the settlement date, with the equivalent value being paid by us from our working capital. The total net tax withholding obligations in the first quarter of 2021 were approximately $15.3 million in the aggregate.

Cash Flows

The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Three months ended March 31,
(unaudited, in thousands)	2021	2020
Net cash provided by/(used in) operating activities	$3,044	$(2,886)
Net cash used in investing activities	(851)	(692)
Net cash provided by/(used in) financing activities	(15,135)	82,868
Effect of exchange rate changes on cash and cash equivalents	49	-
Net increase/(decrease) in cash and cash equivalents	(12,893)	79,290
Cash, cash equivalents (beginning of period)	112,745	42,189
Cash, cash equivalents (end of period)	$99,852	$121,479

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2021 increased by $5.9 million, or 205%, to $3.0 million from $(2.9) million used in the same period in 2020, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges). The key reasons for the increase in cash operating profit in the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020, were higher levels of revenue, greater billable utilization resulting in higher profitability, and lower levels of retention bonuses.

Investing Activities. Net cash used in investing activities during the three months ended March 31, 2021 was $(0.9) million compared to $(0.7) million used in the same period in 2020, and in both periods reflected mainly capital expenditures for computer hardware, related equipment and software.

Financing Activities. Net cash used in financing activities was $(15.1) million in the three months ended March 31, 2021, reflecting primarily the tax withholding obligations due to issuance of shares in connection with vested awards. Net cash provided by financing activities was $82.9 million in the three months ended March 31, 2020, reflecting primarily the proceeds from the Business Combination.

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

Foreign Currency Exchange Rate Risk

Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar, which is Grid Dynamics’ functional currency with the exception of Daxx, which functional currency is EURO. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar, and believes, due to Ukrainian payroll being pegged to the U.S. dollar, that a significant portion of its foreign currency exchange rate exposure to the Ukrainian hryvnia is naturally hedged. In future periods, Grid Dynamics may also become materially exposed to changes in the value of the Serbian dinar against the U.S. dollar, as it continues to expand its operations in Serbia.

In the three months ended March 31, 2021, approximately 11%, 25% and 8% of Grid Dynamics’ $40.9 million of combined cost of revenue and total operating expenses were denominated in the Russian rouble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 18%, 11% and 10% of Grid Dynamics’ $39.5 million of combined cost of revenue and total operating expenses in the three months ended March 31, 2020.

In the three months ended March 31, 2021:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.4 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $0.5 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.4 million decrease in income from operations.

In the three months ended March 31, 2020:

●	a 10% decrease in the value of the Russian ruble against the U.S. dollar would have resulted in a $0.7 million increase in Grid Dynamics’ income from operations, while a 10% increase in the ruble’s value would have resulted in a $0.7 million decrease in income from operations.

●	a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.4 million decrease in income from operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues have historically been highly dependent on a limited number of clients. In the three months ended March 2021, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 67% and 86% of our revenue from our 10 largest clients during the three months ended March 31, 2021 and 2020, respectively. Our top two clients each accounted for 10% or more of our revenue during the three months ended March 31, 2021 and our top three clients each accounted for 10% or more of our revenue during the three months ended March 31, 2020. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top two industry verticals: technology and retail. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.

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

From March 2020 onwards, we started witnessing the impacts of the COVID-19 pandemic to our revenues, largely as a consequence of the effect of the pandemic on the business conditions at some of our customers’ operations. The impacts have been more pronounced at our customers exposed to the retail vertical where store closures resulted in sales being severely impacted. Although we witnessed sequential growth in this vertical in the second half of 2020, revenues from most of our retail customers have not come back to pre-COVID-19 levels. The impact of the pandemic to other verticals of our business has largely been determined by customer-specific dynamics. The ongoing COVID-19 pandemic may pose risks in the future to our business as some of our customers are unable to recover to pre-COVID 19 levels of operation. Examples of the COVID-19 pandemic’s impact to our business have included a temporary scale back to our personnel on projects, our customers placing projects and SOWs on temporary hold, and request for longer payment terms. Additionally, because more of our personnel are working remotely, we face increased cyber threats that may affect our systems and networks or those of our clients and contractors, and we anticipate the potential for increased costs to maintain and help secure our infrastructure and data.

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

In the three months ended December 31, 2020, and March 31, 2021 our allowance for doubtful accounts was $0.4 million and 0.2 million, respectively and we continue to be engaged with all of our customers regarding their ability to fulfill their payment obligations. We continue to review our accounts receivable on a regular basis and have put in place regular review and processes to ensure payments from our customers.

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

Our services involve developing software solutions for our clients, and we may be required to make certain representations and warranties to our clients regarding the quality and functionality of our software. Given that our software solutions have a high degree of technological complexity, they could contain design defects or errors that are difficult to detect or correct. We cannot provide assurances that, despite testing by us, errors or defects will not be found in our software solutions. Any such errors or defects could result in litigation, other claims for damages against us, the loss of current clients and loss of, or delay in, revenues, loss of market share, a failure to attract new clients or achieve market acceptance, diversion of development resources, increased support or service costs, as well as reputational harm and thus could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

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

The legal systems of Russia, Ukraine, Poland and Serbia, where we have significant operations, are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services or to which we are a party. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in Russia, Ukraine, Poland and Serbia will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our personnel are retained as independent contractors. The criteria to determine whether an individual is considered an independent contractor or an employee are typically fact intensive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations.

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

Our functional currency, as well as the functional currency of all of our subsidiaries, is the U.S. dollar with the exception of Daxx, which functional currency is EURO. However, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three months ended March 31, 2021, approximately 11%, 25% and 8% of Grid Dynamics’ $40.9 million of combined cost of revenue and total operating expenses were denominated in the Russian ruble, Ukrainian hryvnia and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 18%, 11% and 10% of Grid Dynamics’ $39.5 million of combined cost of revenue and total operating expenses in the three months ended March 31, 2020. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” for more information about our exposure to foreign currency exchange rates.

We may be exposed to liability for actions taken by its subsidiaries.

In certain cases, we may be jointly and severally liable for losses of our subsidiaries. Irrespective of incurring liability for losses of our subsidiaries, we may incur secondary liability and, in certain cases, liability to creditors for obligations of our subsidiaries in certain instances involving bankruptcy or insolvency.

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

Further, an effective parent is secondarily liable for an effective subsidiary’s debts if the effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of the effective parent. Compensation for the effective subsidiary’s losses from the effective parent that caused the effective subsidiary to take action or fail to take action, knowing that such action or failure to take action would result in losses, may be claimed, inter alia, by the other stockholders of the effective subsidiary, the administrators and creditors in an insolvency proceeding. We could be found to be the effective parent of the subsidiaries, in which case we could become liable for their debts, which could have a material adverse effect on our business, financial condition and results of operations or prospects.

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

In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the three months ended March 31, 2021 and 2020, we recorded $5.7 million and $4.8 million, respectively, of stock-based compensation expense related to the grant of stock options and awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.

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

There is no guarantee that we will accurately assess the creditworthiness of our clients. If clients suffer financial difficulties, it could cause them to delay payments, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations, which has happened as a result of the COVID-19 pandemic. Given the risks associated with the pandemic at some of our customers and their ability to fulfill their payment obligations, our allowance for doubtful accounts was $0.2 million in the first quarter of 2021. We review our accounts receivable on a regular basis and have put in place processes to ensure payments from our customers.

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

For example, on April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement provided new guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period.

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

In addition, regulatory, judicial or other developments regarding SPACs or companies, such as us, that have merged with a SPAC, could have an adverse effect on us. For example, the SEC has recently issued several statements regarding regulatory matters involving SPACS, and there can be no assurances that future statements would not have an adverse effect on our business, financial condition and results of operations.

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

In addition, our current and former employees or contractors could challenge our exclusive rights in the intellectual property they have developed in the course of their employment. In Russia and certain other countries in which we operate, an employer is deemed to own the copyright in works created by its employees during the course, and within the scope, of their employment, provided certain requirements are complied with. The employer may be required to satisfy additional legal requirements in order to make further use and dispose of such works. While we believe that we have complied with all such requirements and have fulfilled all requirements necessary to acquire all rights in intellectual property developed by our contractors and subcontractors, these requirements are often ambiguously defined and enforced.

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

As of March 31, 2021, over one-third of our outstanding common stock was held by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.

As a result, such persons, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

To the extent that such persons purchase additional shares of ours, the percentage of shares that will be held by them will increase, decreasing the percentage of shares that are held by public stockholders.

In connection with the Business Combination, ChaSerg Technology Acquisition Corp. (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”) have entered into a side letter with us pursuant to which, among other things, each of the Sponsor and Cantor agreed to refrain from selling, transferring or otherwise disposing of up to 1,090,000 and 110,000 shares, respectively, of our common stock (such portion, the “Earnout Shares”) that it holds, until certain release events have been realized. Under the terms of the side letter, each of the Sponsor and Cantor will be able to sell or transfer one-third of its respective Earnout Shares upon the price of our common stock reaching a price of $12.00 per share, an additional one-third of its respective Earnout Shares upon the stock price reaching a price of $13.50 per share and the final one-third of its respective Earnout Shares upon the stock price reaching a price of $15.00 per share, in each case where such price targets were achieved for a minimum of 20 days out of a 30-day trading period during the applicable earn out period. In January 2021 and March 2021, the price of our common stock reached a price of $12.00 per share, and in March 2021, the price of our common stock reached $13.50 and $15.00 per share, respectively, per share for the required period and each of the Sponsor and Cantor became able to sell or transfer an aggregate of 100% of its respective Earnout Shares.

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

●

a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meetings of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Warrant Exchange Agreement, dated as of February 17, 2021, between Grid Dynamics Holdings, Inc. and the Holder.	8-K	10.1	February 19, 2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101,LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grid Dynamics Holdings, Inc.

Date: May 6, 2021	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)