Form 10-Q
period 2021-06-30
GRID DYNAMICS HOLDINGS, INC.
filed 2021-08-05
CIK 1743725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 62,111,831 shares of registrant’s common Stock issued and outstanding.

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GRID DYNAMICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$67,974	$112,745
Accounts receivable, net of allowance of $205 and $418 as of June 30, 2021 and December 31, 2020, respectively	29,051	16,890
Unbilled receivables	3,997	1,799
Prepaid income taxes	1,050	821
Prepaid expenses and other current assets	5,395	2,361
Total current assets	107,467	134,616
Property and equipment, net	5,160	4,095
Intangible assets, net	20,342	8,125
Deferred tax assets	4,865	5,609
Goodwill	35,299	14,690
Total assets	$173,133	$167,135

Liabilities and equity
Current liabilities
Accounts payable	$2,489	$757
Accrued liabilities	1,490	628
Accrued compensation and benefits	11,099	7,479
Accrued income taxes	1,830	1,248
Other current liabilities	8,251	3,206
Total current liabilities	25,159	13,318

Deferred tax liabilities	4,962	2,093
Total liabilities	30,121	15,411

Stockholders’ equity (Note 9)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 54,728,586 and 50,878,780 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	123,749	128,930
Retained earnings	19,248	22,793
Accumulated other comprehensive income/(loss)	10	(4)
Total stockholders’ equity	143,012	151,724
Total liabilities and stockholders’ equity	$173,133	$167,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$47,676	$22,368	$86,810	$54,825
Cost of revenue	27,879	13,982	51,676	36,621
Gross profit	19,797	8,386	35,134	18,204

Operating expenses
Engineering, research, and development	1,772	2,577	3,555	5,117
Sales and marketing	2,837	1,637	5,869	5,206
General and administrative	13,804	7,359	26,104	18,102
Total operating expenses	18,413	11,573	35,528	28,425

Income/(loss) from operations	1,384	(3,187)	(394)	(10,221)
Other income/(expenses), net	(79)	208	(1,129)	(36)
Income/(loss) before income taxes	1,305	(2,979)	(1,523)	(10,257)
Provision/(benefit) for income taxes	2,788	(813)	2,022	(3,495)
Net loss	$(1,483)	$(2,166)	$(3,545)	$(6,762)

Foreign currency translation adjustments, net of tax	(35)	—	14	—
Comprehensive loss	$(1,518)	$(2,166)	$(3,531)	$(6,762)

Loss per share
Basic	$(0.03)	$(0.04)	$(0.07)	$(0.17)
Diluted	$(0.03)	$(0.04)	$(0.07)	$(0.17)

Weighted average shares outstanding
Basic	54,431	49,626	53,044	39,731
Diluted	54,431	49,626	53,044	39,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Convertible				Additional		other	Total
	Preferred Stock		Common Stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	income/(loss)	equity
Balance at December 31, 2020	—	$—	50,879	$5	$128,930	$22,793	$(4)	$151,724
Net loss	—	—	—	—	—	(2,062)	—	(2,062)
Stock-based compensation	—	—	—	—	5,671	—	—	5,671
Exchange of warrants into common stock	—	—	2,221	—	—	—	—	—
Exercise of stock options	—	—	41	—	162	—	—	162
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	—	—	1,030	—	(15,297)	—	—	(15,297)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	49	49
Balance at March 31, 2021	—	$—	54,171	$5	$119,466	$20,731	$45	$140,247
Net loss	—	—	—	—	—	(1,483)	—	(1,483)
Stock-based compensation	—	—	—	—	6,675	—	—	6,675
Exchange of warrants into common stock	—	—	271	—	918	—	—	918
Exercise of stock options	—	—	138	—	254	—	—	254
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	—	—	149	—	(3,564)	—	—	(3,564)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(35)	(35)
Balance at June 30, 2021	—	$—	54,729	$5	$123,749	$19,248	$10	$143,012

							Accumulated
	Convertible				Additional		other	Total
	Preferred Stock		Common Stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	income/(loss)	equity
Balance at December 31, 2019	622	$9,187	12,847	$8,117	$10,535	$35,392	$—	$54,044
Retroactive application of recapitalization (Note 3)	426	—	8,797	(8,115)	8,115	—	—	—
Adjusted balance beginning of period	1,048	$9,187	21,644	$2	$18,650	$35,392	$—	$54,044
Net loss	—	—	—	—	—	(4,596)	—	(4,596)
Stock-based compensation	—	—	—	—	4,804	—	—	4,804
Conversion of preferred stock	(1,048)	(9,187)	1,048	1	9,187	—	—	9,188
Consideration paid to Grid shareholders	—	—	—	—	(123,865)	—	—	(123,865)
ChaSerg shares recapitalized, net of transaction costs of $4,142	—	—	28,088	2	204,323	—	—	204,325
Conversion of promissory note to common stock	—	—	53	—	530	—	—	530
Balance at March 31, 2020	—	$—	50,833	$5	$113,629	$30,796	$—	$144,430
Net loss	—	—	—	—	—	(2,166)	—	(2,166)
Stock-based compensation	—	—	—	—	3,654	—	—	3,654
Exercise of stock options	—	—	6	—	59	—	—	59
Balance at June 30, 2020	—	$—	50,839	$5	$117,342	$28,630	$—	$145,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(3,545)	$(6,762)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,100	1,234
Bad debt expense	(65)	781
Deferred income taxes	1,115	(4,274)
Stock-based compensation	12,346	8,458
Change in fair value of warrants	839	—
Changes in assets and liabilities:
Accounts receivable	(8,779)	(1,111)
Unbilled receivables	(371)	4,058
Prepaid income taxes	(229)	(611)
Prepaid expenses and other current assets	(1,666)	(1,961)
Accounts payable	1,393	51
Accrued liabilities	358	(519)
Accrued compensation and benefits	1,410	(99)
Accrued income taxes	376	(34)
Other current liabilities	1,368	(132)
Net cash provided by/(used in) operating activities	6,650	(921)

Cash flows from investing activities
Purchase of property and equipment	(1,940)	(1,110)
Acquisition of Companies, net of cash acquired (Note 4)	(30,585)	—
Net cash used in investing activities	(32,525)	(1,110)

Cash flows from financing activities
Cash received from ChaSerg	—	208,997
GDI shares redeemed for cash	—	(123,865)
Equity issuance costs	(465)	(2,264)
Payments of tax obligations resulted from net share settlement of vested stock awards	(18,861)	—
Proceeds from exercises of stock options	416	59
Net cash (used in)/provided by financing activities	(18,910)	82,927

Effect of exchange rate changes on cash and cash equivalents	14	—

Net (decrease)/increase in cash and cash equivalents	(44,771)	80,896
Cash and cash equivalents, beginning of period	112,745	42,189
Cash and cash equivalents, end of period	$67,974	$123,085

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,150	$1,144

Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$—	$9,187
Conversion of warrants	$918	—
Fair value of contingent consideration issued for acquisition of business	$3,400	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim financial statements should be read in conjunction with GDH’s audited financial statements for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on March 5, 2021.

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

Certain significant risks and uncertainties

The Company is subject to risks, including but not limited to customer concentration, concentrations of credit and foreign currency risks. Refer to the section below for additional information. Additionally, the Company has been impacted by the recent coronavirus (“COVID-19”) pandemic. The global pandemic of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial market. In 2020 the COVID-19 pandemic impacted the Company’s revenues, and the Company’s business continues to be exposed to risks and uncertainties related to the pandemic. The impact of the COVID-19 pandemic had been more pronounced with the Company’s retail customers, which depended on keeping their stores open. Additionally, in situations where the Company’s customers encountered financial difficulties, there was a risk associated with the Company’s inability to collect money from customers. In 2020 the Company took several actions to deal with the COVID-19 pandemic. These included enabling its employees to work from home, company-wide salary and compensation cuts, hiring freezes, and suspending all non-essential travel. Some of these actions such as working from home as well as suspending all non-essential travel continues to be currently in place. As the Company's business recovered in 2021, the Company discontinued some of the cost saving measures such as compensation cuts and hiring freezes. The Company now is facing the opposite challenges including employee retention and shortage of talent on the job market. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control including: the duration and scope of the pandemic, including from renewed waves and new variants; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short and long-term general economic conditions.

Concentrations of credit risk and significant customers

The Company records its accounts receivable and unbilled receivables at their face amounts less allowances. Accounts receivable and unbilled receivables are generally dispersed across the Company’s customers in proportion to their revenue. Three customers individually exceeded 10% of the Company’s accounts receivable balance as of June 30, 2021 and December 31, 2020. One customer individually exceeded 10% of the unbilled receivables as of June 30, 2021 and three customers individually exceeded 10% of the unbilled receivables as of December 31, 2020. Two and three customers individually accounted for greater than 10% of the sales for the three months ended June 30, 2021 and 2020, respectively. Two and three customers individually accounted for greater than 10% of the sales for the six months ended June 30, 2021 and 2020, respectively.

Cash and cash equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents are stated at cost, which approximates fair value. At times, cash deposits with banks may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, current economic conditions within the industries the Company serves as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. The allowance for doubtful accounts balance decreased to $0.2 million as of June 30, 2021 compared to $0.4 million as of December 31, 2020.

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Trade accounts receivable	$29,256	$17,308
Allowance for doubtful accounts	(205)	(418)
Total trade accounts receivable, net	$29,051	$16,890

Unbilled receivables

Generally, the Company will not bill customers until the services have been completed. From time-to-time, a service period may overlap with a period-end and the unbilled receivables represent amounts for services performed through period-end, but not yet billed. The unbilled receivable represents the amount expected to be billed and collected for services performed through period-end in accordance with contract terms. The unbilled receivables balances were $4.0 million and $1.8 million as of June 30, 2021 and December 31, 2020, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow method of the income approach and market approach to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. As of June 30, 2021, the Company has a single reporting unit and determined there were no indicators of impairment.

Intangible assets

Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over the asset’s useful lives ranging between 2 and 12 years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. As of June 30, 2021, the Company determined there were no indicators of impairment.

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

Remaining performance obligation

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2021. This disclosure is not required for:

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

All of the Company’s contracts met one or more of these exemptions as of June 30, 2021.

Stock-based compensation expense

Stock-based compensation expense is measured based on the grant-date fair value of the share-based awards. Forfeitures are recognized as incurred. The Company estimates stock options grant-date fair value using the Black-Scholes-Merton option pricing model. The model requires management to make a number of key assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value its share-based awards on each grant date. The fair market value of Grid Dynamics stock is determined based on the closing price on NASDAQ on the measurement date. The Company amortizes the grant-date fair value of all share-based compensation awards over the employee’s requisite service period for the entire award on a straight-line basis, which is generally the vesting period. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), the Company uses the straight-line attribution method under ASC 718 under which they recognize compensation cost on a straight-line basis over the total requisite service period for the entire award (i.e., over the requisite service period of the last separately-vesting tranche of the award). Additionally, the Company applies the “floor” concept so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. That is, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date, the company will increase its recognized expense to at least equal the fair value of the vested amount. Refer to Note 10 — Stock-based compensation for additional information.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. ASU 2016-2 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard allows for two methods of adoption to recognize and measure leases: retrospectively to each prior period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the beginning of the earliest comparative period presented or retrospectively at the beginning of the period of adoption with the cumulative effect of initially applying the guidance recognized at the beginning of the period in which the guidance is first applied. Both adoption methods include a number of optional practical expedients that entities may elect to apply. The Company will adopt the standard retrospectively at the beginning of the period of adoption with the cumulative effect of initially applying the guidance recognized at the beginning of the period in which the guidance is first applied. The new accounting guidance is effective for the Company for fiscal periods beginning after December 15, 2021. The Company expects the impact to be material but has not yet determined the impact that the adoption of this guidance will have on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. Topic 326 was subsequently amended by ASU 2019-4, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, ASU 2019-5, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief, and clarified the guidance with the release of ASU 2020-2 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). These ASUs replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. The update is effective for fiscal years beginning after December 15, 2022, and interim periods with fiscal years after December 15, 2022. The Company has not yet determined the impact that the adoption of this guidance will have on the consolidated financial statements.

In March 2020, FASB issued ASU No. 2020-3, Codification to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to U.S. GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 3, Issue 4, and Issue 5 were effective upon issuance of this update. The new guidance did not have a material impact on the consolidated financial statements. The amendments related to Issue 6 and Issue 7 are effective for the Company the earlier of January 1, 2023 or when the Company adopts ASU 2016-13, if early adopted. The Company is currently evaluating the impact these topics will have on the consolidated financial statements.

Note 3 – Business combination

On March 5, 2020, ChaSerg consummated its business combination with GDI pursuant to the Merger Agreement. Immediately following the Business Combination, there were 50.8 million shares of common stock with a par value of $0.0001, and 11.3 million warrants outstanding.

GDI began operations in September 2006 to provide next-generation e-commerce platform solutions in the areas of search, analytics, and release automation to Fortune 1000 companies. Under ASC 805, Business Combinations, GDI was deemed the accounting acquirer, and the Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP. ChaSerg was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of GDI issuing stock for the net assets of ChaSerg, accompanied by a recapitalization. The net assets of ChaSerg were stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (approximately 1.685 GDH shares to 1.0 GDI share).

The aggregate consideration for the Business Combination was $396.5 million, consisting of $130.0 million in cash and 27.0 million shares of ChaSerg’s common stock valued at $10.19 per share, less a post-Closing share adjustment amount of 0.9 million shares which were placed in escrow post-Closing. The shares transferred at Closing included 4.3 million options to purchase the Company’s shares that were vested, outstanding and unexercised, which were determined using 1.7 million vested options at Closing converted at an exchange ratio of approximately 2.48. Additionally, 0.4 million options to purchase the Company’s common stock that were unvested, outstanding and unexercised were assumed by the Company, which were determined using 0.1 million unvested options at Closing converted at an exchange ratio of approximately 2.48. The following represents the aggregate consideration for the Business Combination (in thousands except for per share amount):

Shares transferred at Closing	27,006
Less: Post-Closing share adjustment	(857)
Total shares transferred at Closing	26,149
Value per share	$10.19
Total share consideration	$266,459
Plus: Cash transferred to GDI stockholders	130,000
Closing merger consideration	$396,459

In connection with the Closing, 0.1 million shares of common stock were redeemed at a price per share of approximately $10.21.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $4.7 million, consisting of legal and professional fees, of which $4.1 million were related to equity issuance costs and recorded to additional paid-in capital as a reduction of proceeds and $0.6 million were recorded to general and administrative expenses.

In connection with the Business Combination, all outstanding retention bonus obligations from a 2017 acquisition totaling $3.4 million were accelerated and paid in full to Grid Dynamics’ personnel immediately prior to the Closing and were recorded in cost of revenue and operating expenses in the consolidated financial statements.

Note 4 — Acquisition of Tacit Knowledge Inc.

On May 29, 2021, the Company acquired 100% of the equity interest of the global consultancy company Tacit Knowledge Inc. (“Tacit”). Founded in 2002, Tacit is a global provider of digital commerce solutions, serving customers across the UK, North America, Continental Europe, and Asia. The acquisition of Tacit added approximately 180 employees to the Company's headcount. The acquisition will augment the Company's service offerings and will strengthen its competitive position within the market. Additionally, the acquisition will also enable the Company to leverage near-shore capabilities with Tacit’s presence in Mexico.

The total purchase consideration is $37.0 million and included cash consideration of $33.6 million paid at closing and fair value of the contingent consideration at the date of the acquisition of $3.4 million. The maximum amount of potential contingent cash consideration is $5.0 million. The contingent consideration is payable based on revenue and EBITDA metrics to be achieved by Tacit within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout.

The primary areas of the preliminary purchase price allocations that have not been finalized relate to the finalization of working capital, the valuation and useful lives of intangible assets, the valuation of the earn-out, and the deferred tax liabilities. Upon completion of the fair value assessment, the Company anticipates that the ultimate intangible assets may differ from the preliminary assessment outlined above. Any change in the finalization of working capital will reduce or increase the cash consideration. Any changes to the preliminary estimates of the fair value of the and intangible assets or earn-out will be adjusted to goodwill during the measurement period, with subsequent changes in estimates recorded in the Company’s Consolidated Statements of Loss and Comprehensive Loss.

The purchase price of Tacit has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of May 29, 2021 with the excess purchase price allocated to goodwill. The Company’s preliminary allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Fair market values
Current assets	$9,145
Property, plant and equipment	466
Customer relationships	11,737
Tradename	1,176
Goodwill	20,603
Total assets acquired	$43,127

Accounts payable and accrued expenses	$(3,675)
Deferred taxes	(2,500)
Total liabilities assumed	$(6,175)
Purchase price allocation	$36,952

The preliminary fair value of identifiable intangible assets as of the date of acquisition is as follows:

(In thousands)	Fair Value	Useful Life	Amortization method
Customer relationships	$11,737	12 years	Straight-line
Tacit tradename	1,176	4 years	Accelerated
Total identified intangible assets	$12,913

As a result of the acquisition, the Company recognized a total of $20.6 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach. The goodwill is not deductible for income tax purposes.

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

The acquisition of Tacit was accounted for using the acquisition method of accounting, and consequently, the results of operations for Tacit are reported in the consolidated financial statements from the date of acquisition. Tacit revenue was approximately $2.5 million and net income was approximately $0.5 million from the date of acquisition to June 30, 2021.

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Tacit had occurred at the beginning of 2020. Tacit pre-acquisition results have been added to the Company’s historical results. The pro forma results contained in the table below include adjustment for amortization of acquired intangibles. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results.

The 2021 pro forma results include transaction related expenses incurred by the Company prior to the acquisition of $0.6 million including items such as consultant fees and other deal costs.

These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

	Six Months Ended June 30,
(Unaudited)	2021	2020
Revenue	$94,842	$70,422
Net loss	$(1,755)	$(6,629)
Loss per share	$(0.03)	$(0.17)

Note 5 — Property and equipment, net

Property and equipment consist of the following (in thousands):

	Estimated	As of
	Useful Life (In Years)	June 30, 2021	December 31, 2020
Computers and equipment	2-5	$8,538	$6,447
Machinery and automobiles	5	601	551
Furniture and fixtures	3-7	1,051	643
Software	5	513	554
Leasehold improvements	3-12	460	236
		11,163	8,430
Less: Accumulated depreciation and amortization		(7,405)	(5,622)
		3,758	2,809

Capitalized software development costs	2-3	4,216	3,531
Less: Accumulated amortization		(2,814)	(2,245)
		1,402	1,287
Property and equipment, net		$5,160	$4,095

Note 6 — Intangible assets, net

Intangible assets consist of the following (in thousands):

	Estimated	As of
	Useful Life (In Years)	June 30, 2021	December 31, 2020
Customer relationships	8-12	$15,971	$4,234
Tradename	4-10	4,676	3,500
Non-compete agreements	2	440	440
		21,087	8,174
Less: Accumulated amortization		(745)	(49)
Intangible assets, net		$20,342	$8,125

Note 7 — Other current liabilities

The components of other current liabilities were as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020
Customer deposits	$767	$731
Other liabilities	2,137	528
Contingent consideration payable	5,347	1,947
Total other current liabilities	$8,251	$3,206

In connection with the acquisition of Daxx on December 14, 2020, the Company recorded a contingent consideration payable, which is a post-closing earn-out consideration, estimated based on fair value. In connection with the acquisition of Tacit on May 29, 2021, the Company recorded a contingent consideration payable, which is a post-closing earn-out consideration, estimated based on fair value.

Note 8 — Income taxes

The Company recorded income tax expense of $2.8 million and income tax benefit of $(0.8) million for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 213.6% and 27.3% for the three months ended June 30, 2021 and 2020, respectively. The increase in effective tax rate for the three months ended June 30, 2021, as compared to the same periods in 2020 was attributable mainly to Section 162 (m) compensation deduction limitations partially offset by stock-based compensation excess tax benefit. Additionally, the United Kingdom’s (“UK”) recently enacted Finance Act 2021 has increased its corporate tax rate to 25% for companies with profits exceeding 250,000 pounds, effective beginning April 1, 2023. As a result of this change in tax law, the Company remeasured its UK deferred taxes which resulted in a $0.5 million discrete tax expense in the three months ended June 30, 2021. The Company recorded income tax expense of $2.0 million and income tax benefit of $(3.5) million for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was (132.8)% and 34.1% for the six months ended June 30, 2021 and 2020, respectively. The increase in effective tax rate for the three months ended June 30, 2021, as compared to the same periods in 2020 was attributable mainly to Section 162 (m) compensation deduction limitations partially offset by stock-based compensation excess tax benefit. For the three and six months ended June 30, 2021, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. Similarly, for the three and six months ended June 30, 2020, due to uncertainties created by the COVID-19 pandemic, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.

On March 27, 2020, the U.S. President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of net operating loss carryforwards (“NOLs”) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a significant impact on the Company’s tax provision for the three and six months ended June 30, 2021 or 2020. As additional guidance is released, the Company will evaluate whether there would need to be a change in the period when such guidance is issued.

Note 9 — Stockholders’ equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common stock

The Company is authorized to issue 110.0 million shares of common stock. At Closing, March 5, 2020, the Company had issued 50.8 million shares of common stock. As of June 30, 2021 the Company had 54.7 million shares of common stock that were outstanding.

Preferred Stock

As of December 31, 2019 GDI had 1.0 million shares of no par value shares of preferred stock outstanding convertible on a 1:1basis with GDI’s common stock. At the Closing, the preferred stock outstanding was converted into common stock of the Company, par value $0.0001 per share.

Founders and underwriter shares subject to earnout provisions

At the Closing, the Company had 1.2 million shares of common stock issued and outstanding subject to earnout provisions (the “Earnout Shares”). The Earnout Shares were subject to transfer restrictions and the owners of the Earnout Shares could not sell, transfer, or otherwise dispose of their respective shares until the respective earnout provisions were achieved as described further below. The Earnout Shares have full ownership rights including the right to vote and receive dividends and other distributions thereon. Dividends and other distributions are not subject to forfeiture in accordance with the Amended and Restated Sponsor Share Letter filed with the SEC on January 26, 2020. The Earnout Shares were eligible to vest and were no longer subject to the transfer restrictions as follows:

399,999; 400,000; and 400,001 Earnout Shares would vest if the closing price of the Company’s common stock on the principal exchange on which the securities are listed or quoted have been at or about $12.00; $13.50; and $15.00 per share, respectively, for 20 trading days (which need not be consecutive) over a thirty-trading day period at any time.

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

Warrants

On April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement provided new guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. The Company reviewed the accounting for both its public warrants and private warrants following the Staff Statement. The Company determined that the accounting for its public warrants as equity was consistent with the Staff Statement. The Company determined that its private warrants should be accounted for as liabilities but that the related accounting errors during the year ended December 31, 2020 were not material to the required financial statements and disclosures included in its annual report on Form 10-K filed on March 5, 2021. In the three months ended March 31, 2021, the Company began accounting for the private warrants correctly, as disclosed in its quarterly report on Form 10-Q filed on May 6, 2021.

As of June 30, 2021, there were a total of 0.01 million private warrants outstanding and 4.2 million public warrants outstanding. As part of its initial public offering (“IPO”), ChaSerg issued 22.0 million units including one share of common stock and one-half of one redeemable warrant. Simultaneously with its IPO, ChaSerg issued 0.6 million private placement units to its sponsor underwriter, each consisting of one common share and one-half of one redeemable warrant. ChaSerg issued 0.1 million units as a result of the conversion of a working capital sponsor loan consisting of one common share and one-half of one redeemable warrant.

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

On February 17, 2021, the Company and Riverview Group LLC, an affiliate of Millennium Management LLC, a holder of 6.4 million of the outstanding publicly traded warrants (the “Public Warrants”) entered into a Warrant Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the holder exchanged each of its public warrants for 0.3480 shares of the Company’s common stock, i.e., 2.2 million shares. During the three months ended June 30, 2021, the Company entered into agreements with investors resulting in exchange of 0.8 million of its private warrants for 0.3 million shares of the Company's common stock.

Note 10 — Stock-based compensation

2018 Stock Plan

GDI had previously adopted a stock plan in 2018 (the “2018 Stock Plan”). Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Therefore, on the date of Closing, the acceleration of vesting for 2.6 million stock options resulted in a stock compensation charge and corresponding increase to additional paid-in capital of $2.5 million. Additionally, at Closing, a percentage of outstanding vested GDI stock options were settled in exchange for cash consideration, pursuant to the terms of the Merger Agreement.

The remaining portion of outstanding vested options totaling 1.7 million and all unvested options totaling 0.1 million were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. The number of each participant’s assumed options and the exercise price were adjusted as provided in the Merger Agreement. There was no incremental compensation cost attributable to the incremental fair value of the modified options compared to the original options on the modification date. The assumed stock options will continue to be subject to the same terms and conditions, including vesting schedule terms, in accordance with the 2018 Stock Plan. Exercise prices for 2018 Stock Plan options range between $3.51 and $3.54 per share.

The following table sets forth the activity for the 2018 Stock Plan, including the conversion of the vested and unvested options, for the six months ended June 30, 2021:

Options Outstanding, in thousands
Balance at December 31, 2019	2,734
Cashed out	(829)
Forfeited	(19)
Balance at March 31, 2020 (prior to exchange ratio conversion)	1,887
Converted vested balance	4,314
Converted unvested balance	364
Balance at March 6, 2020 (post to exchange ratio conversion)	4,678
Exercised in 2020	(28)
Forfeited/Cancelled in 2020	(50)
Options Outstanding as of December 31, 2020	4,600
Exercised in quarter ended March 31, 2021	(37)
Forfeited/Cancelled in quarter ended March 31, 2021	(11)
Options Outstanding as of March 31, 2021	4,552
Exercised in quarter ended June 30, 2021	(257)
Forfeited/Cancelled in quarter ended June 30, 2021	(3)
Options Outstanding as of June 30, 2021	4,291

As of June 30, 2021, since the conversion, a total of 0.08 million shares were forfeited, and 0.32 million shares were exercised for the total proceeds of $0.4 million in cash and 0.13 million shares net withheld for exercise price and taxes. The number of shares exercisable as of June 30, 2021 was 4.1 million with the average exercise price $3.54 per share. The intrinsic value of the 4.3 million total outstanding shares of 2018 Plan Options as of June 30, 2021, was $49.3 million with the remaining contractual term of 7.50 years. The unrecognized compensation expenses related to 2018 Plan options as of June 30, 2021 was $0.2 million, net of forfeitures, to be expensed on a straight-line basis over 2.19 years.

2020 Equity Incentive Plan

Effective March 5, 2020, our board of directors approved an equity incentive plan (the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 16.3 million Incentive Stock Options, Non-Statutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units (“PSUs”), and Performance Shares (“PSAs”) (collectively, the “Awards”) to employees, directors, and consultants of the Company. Our board of directors or any committee appointed by the board has the authority to grant Awards. During the quarter ended June 30, 2021, our board of directors granted 0.11 million NSOs and 0.02 million target PSUs at a maximum payout at 300%. The following table represent the number of shares available for grants from 2020 Equity Incentive Plan (in thousands):

Available for grant
Available for grant, December 31, 2020	9,881
Options granted	(231)
RSU granted	(7)
PSU granted (100% target)	(566)
Options forfeited	607
Traded for taxes (returned to the pool)	1,311
Available for grant, June 30, 2021	10,996

Stock Options

The total of 0.11 million NSOs shares granted during the quarter ended June 30, 2021 from 2020 Equity Incentive Plan are subject to the following time-based vesting conditions: one-fourth of the NSOs will vest on one year after the grant date; and thereafter one-sixteenth of the NSOs will vest each subsequent three-month anniversary. The NSOs have a ten-year exercise term, and once the NSOs are vested, the recipients have the right to purchase the Company’s stock at a fixed exercise price.

The grant date fair value of each NSO was estimated on the date of grant using the Black-Scholes-Merton option pricing model. The key assumptions for 2021 grants are provided in the following table.

2021
Dividend yield	0%
Expected volatility	40%
Risk-free interest rate	0.96%
Expected term in years	6.11
Grant date fair value of common stock	$14.98

The Company used a zero percent dividend yield assumption for all Black-Scholes-Merton stock option-pricing calculations. Since the Company’s shares were not publicly traded prior to the Closing and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve at the date of grant. Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. The following table summarizes option activity for the six months ended June 30, 2021 (shares in thousands):

	Shares	Price (1)	Term (2)
Options outstanding as of December 31, 2020 (2020 Plan)	1,942	$8.38	9.22
Options granted	231	$14.98
Options exercised	(10)	$8.13
Options forfeited	(284)	$8.55
Options outstanding as of June 30, 2021 (2020 Plan)	1,879	$9.17	8.76

(1)	Represents the weighted average exercise price

(2)	Represents weighted average remaining contractual term

0.48 million shares of 2020 NSO grants were vested and outstanding as of June 30, 2021. The aggregated fair value of 0.23 million NSOs granted during the six months ending June 30, 2021 was $1.4 million or $5.95 per share. The intrinsic value of the 1.9 million total outstanding shares of 2020 Plan Options as of June 30, 2021, was $11.1 million. The total unrecognized compensation expenses related to 2020 Stock Plan options as of June 30, 2021 was $4.9 million to be expensed on a straight-line basis over the remaining 2.99 years.

Restricted Stock Units

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

For the quarter ended June 30, 2021, approximately 0.15 million shares were issued upon vesting of the RSUs to the executives and 0.14 million shares were withheld to cover $2.2 million of employees’ tax obligations. 0.3 million unvested RSUs were forfeited as two members of the executive team resigned in June of 2021. The following table summarizes RSU activity for the six months ended June 30, 2021(in thousands):

Shares
RSUs outstanding as of December 31, 2020 (2020 Plan)	2,996
RSUs granted	7
RSUs released	(912)
RSU forfeited	(291)
RSUs outstanding as of June 30, 2021	1,799

The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of June 30, 2021 was $14.2 million to be expensed on a straight-line basis over 2.7 years.

Performance Stock Units

On March 2, 2021, the Company granted 0.5 million Performance Stock target shares under the 2020 Stock Plan with the maximum payout capped at 300%. The performance goals for these grants consist of:

1)

Year-over-year growth in non-retail revenue for the Performance Period, which is Fiscal Year 2021, expressed as a percentage increase over the fiscal year 2020 non-retail revenue (“Revenue Growth”), and

2)	Contribution Margin for the Performance Period as a percentage of Non-Retail revenue for the Performance Period.

Fifty percent (50)% of the target number of performance shares granted will vest (if at all) based on the extent of achievement of Revenue Growth for the Performance Period and the remaining fifty percent (50)% of the target number of performance shares granted will vest (if at all) based on the extent of achievement of the Contribution Margin.

Additionally, 0.02 million shares of PSU were granted on June 16th, 2021, per a consulting agreement with a former executive with the performance goals being consistent with those described above.

Performance shares will be certified and vested no later than March 1, 2022 with the payout shortly after. As of June 30, 2021, the Company assessed the vesting of the Performance Share Units as probable and the payout is estimated at 225% of the target goal. Stock-based compensation expense related to Performance Stock Units granted in 2021 was $6.0 million for the six months ended June 30, 2021. The unrecognized expense for PSUs as of June 30, 2021, was $12.9 million.

Stock-Based Compensation Expense

The Company classifies awards issued under the stock-based compensation plans as equity. Total compensation expense for the three months ended June 30, 2021 and 2020 was $6.7 million and $3.7 million respectively. Employee stock-based compensation recognized was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of revenue	$149	$60	$260	$675
Engineering, research, and development	617	460	1,171	1,056
Sales and marketing	453	602	1,244	1,737
General and administrative	5,456	2,532	9,671	4,990
Total stock-based compensation	$6,675	$3,654	$12,346	$8,458

As of June 30, 2021, there was approximately $32.2 million of unrecognized stock-based compensation expense.

Note 11 — Earnings per share

The Company computed earnings per share (“EPS”) in conformity with the two-class method required for participating securities. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. The Company allocated income between its common and preferred shareholders only for the periods the preferred stock was outstanding, which was January 1, 2020 to March 4, 2020. There was no preferred stock outstanding from March 5, 2020 to June 30, 2021. As the Company was in a net loss position for the periods between January 1, 2020 to March 4, 2020 and March 5, 2020 to June 30, 2021, the net loss was allocated entirely to common shareholders.

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

The following table sets forth the computation of basic and diluted EPS of common stock as follows (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted loss per share
Net loss	$(1,483)	$(2,166)	$(3,545)	$(6,762)

Denominator for basic and diluted loss per share
Weighted-average shares outstanding – basic and diluted	54,431	49,626	53,044	39,731

Net loss per share
Basic	$(0.03)	$(0.04)	$(0.07)	$(0.17)
Diluted	$(0.03)	$(0.04)	$(0.07)	$(0.17)

The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three months ended June 30,		Six months ended June 30,
Potential common shares (in ‘000s)	2021	2020	2021	2020
Convertible preferred stock	—	—	—	1,048
Stock options to purchase common stock	6,666	6,105	6,773	8,571
Restricted stock units	2,381	2,934	3,002	2,934
Performance stock units	1,274	1,292	2,726	1,292
Warrants to purchase common stock	4,963	11,347	11,347	11,347
Total	15,284	21,678	23,848	25,192

Note 12 — Commitments and contingencies

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

Note 13 — Subsequent events

The Company performed its subsequent event procedures through August 5, 2021, the date these condensed consolidated financial statements were issued.

On July 6, 2021, the Company closed a follow-on public offering of 11,615,301 shares of its common stock, which included 5,470,039 shares offered by Grid Dynamics and 6,145,262 shares offered by certain selling stockholders, at a price to the public of $15.03 per share. These amounts include shares sold upon exercise in full of the underwriters' option to purchase additional shares. J.P. Morgan Securities, LLC, William Blair & Company, L.L.C. and Cowen and Company, LLC were acting as joint book-running managers for the offering. Needham & Company, LLC and Cantor Fitzgerald & Co. were acting as co-managers for the offering. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The net proceeds from this offering, after deducting underwriting discounts and commissions and estimated offering expenses were $78.3 million.

On July 28, 2021, the Company announced the redemption of its 2.8 million then outstanding public warrants. Any public warrants not exercised prior to 5:00 p.m., New York City time, on August 30, 2021 will be redeemed at that time for $0.01 per warrant. The public warrants are exercisable at a price of $11.50 per share, representing a total of approximately $31.9 million in potential proceeds to Grid Dynamics if all 2.8 million outstanding warrants are exercised prior to the redemption date.

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

As a leading global digital engineering and IT services provider with its headquarters in Silicon Valley and engineering centers in the United States, Mexico and multiple European countries, Grid Dynamics’ core business is to deliver focused and complex technical consulting, software design, development, testing and internet service operations. Grid Dynamics also helps organizations become more agile and create innovative digital products and experiences through its deep expertise in emerging technology, such as AI, data science, cloud computing, big data and DevOps, lean software development practices and a high-performance product culture. Grid Dynamics believes that the key to its success is a business culture that puts products over projects, client success over contract terms and real business results over pure technical innovation. By leveraging Grid Dynamics’ proprietary processes optimized for innovation, emphasis on talent development and technical expertise, Grid Dynamics has been able to achieve significant growth.

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

The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three months ended June 30,
(dollars in thousands, except per share data)	2021		2020
		% of revenue		% of revenue
Revenues	$47,676	100.0%	$22,368	100.0%
Gross profit	19,797	41.5%	8,386	37.5%
Income/(loss) from operations	1,384	2.9%	(3,187)	(14.2)%
Net loss	(1,483)	(3.1)%	(2,166)	(9.7)%
Comprehensive loss	(1,518)	(3.2)%	(2,166)	(9.7)%
Diluted loss per share	$(0.03)	n/a	$(0.04)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	9,731	20.4%	1,198	5.4%
Non-GAAP Net Income(1)	6,090	12.8%	433	1.9%
Non-GAAP Diluted EPS(1)	$0.10	n/a	$0.01	n/a

(1)

Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

	Six months ended June 30,
(dollars in thousands, except per share data)	2021		2020
		% of revenue		% of revenue
Revenues	$86,810	100.0%	$54,825	100.0%
Gross profit	35,134	40.5%	18,204	33.2%
Loss from operations	(394)	(0.5)%	(10,221)	(18.6)%
Net loss	(3,545)	(4.1)%	(6,762)	(12.3)%
Comprehensive loss	(3,531)	(4.1)%	(6,762)	(12.3)%
Diluted loss per share	$(0.07)	n/a	$(0.17)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	14,994	17.3%	4,243	7.7%
Non-GAAP Net Income(1)	9,155	10.5%	1,978	3.6%
Non-GAAP Diluted EPS(1)	$0.15	n/a	$0.05	n/a

(2)

Recent Developments

In the three months ended June 30, 2021, our revenues of $47.7 million were up 8.5 million or 21.8% in comparison to the three months ended March 31, 2021, and up 113.1% from the three months ended June 30, 2020. Our three months ended June 30, 2021 revenues included $9.3 million in revenue contribution from the acquisitions of Daxx and Tacit. Excluding contribution from acquisitions, in the three months ended June 30, 2021, our revenues of $38.4 million were up $5.8 million or 17.7% in comparison to the three months ended March 31, 2021, and up $16.0 million or 71.6% from the three months ended June 30, 2020 and was the highest revenue quarter in the company’s history. Similar to the last two quarters, in the three months ended June 30, 2021, we witnessed healthy business trends. This is largely reflected in the double-digit sequential growth over the three months ended March 31, 2021. The three months ended June 30, 2021 also marked the fourth consecutive sequential growth quarter since witnessing a bottom in revenues in the three months ended June 30, 2020. During the quarter, we witnessed strong demand from our customers across our industry verticals as digital transformation initiatives take center stage.

During the three months ended June 30, 2021, our largest industry vertical continued to be the Technology Media, and Telecom (“TMT”) at 33.8% of our revenue, while Consumer Packaged Goods (“CPG”)/Manufacturing, Finance, and Other verticals contributed to 20.8%, 8.5%, and 10.2% respectively. Revenues from our Top 5 customers during the quarter was 45.4%, down from 66.7% in the same quarter year ago. The diversification in our Top 5 customer concentration was driven by a combination of factors that included success in ramping business at new customers and growing business at existing customers, aided by our recent acquisitions.

We continue to focus on revenue diversification by increasing our customer base with new customers’ additions. During the three months ended June 30, 2021, we received revenues from a total of 212 customers, up from 188 customers in the three months ended March 31, 2021 and 37 customers in the three months ended June 30, 2020. Of these, 161 customers came from our recent acquisitions of Tacit and Daxx. Excluding customers from our recent acquisitions, we exited the quarter with 51 paying customers that included 5 new customers added during the three months ended June 30, 2021.

We exited the three months ended June 30, 2021 with $(1.5) million, or (3.1)% in GAAP Net Loss, an improvement from a GAAP Net Loss of $(2.1) million, or (5.3)% in the three months ended March 31, 2021 and a GAAP Net Loss of $(2.2) million, or (9.7)% in the three months ended June 30, 2020. We exited the three months ended June 30, 2021 with $9.7 million, or 20.4% in Non-GAAP EBITDA, up from $5.3 million, or 13.4% in the three months ended March 31, 2021 and $1.2 million, or 5.4% in the three months ended June 30, 2020. The sequential increase in profitability was largely driven by increase in billable personnel and billable work hours combined by contributions from our recent acquisitions of Tacit and Daxx.

Acquisition of Tacit Knowledge Inc.

On May 29, 2021, we acquired UK based Tacit Knowledge Inc. (“Tacit”) in an all-cash transaction. Headquartered in UK, Tacit is a global consultancy focused on digital commerce serving customers in the UK, North America, Continental Europe, and Asia. The company serves leading global brands across technology, CPG, financial, and retail markets. The company has approximately 180 employees with engineering centers situated in Moldova and Mexico. The acquisition will augment our service offerings and will strengthen our competitive position within the market. Additionally, the acquisition will also enable us to leverage near-shore capabilities with the company’s presence in Mexico.

Acquisition of Daxx

On December 14, 2020, we acquired Netherland based Daxx in an all-cash transaction. Headquartered in Amsterdam, and with approximately 490 employees, the company has engineering centers situated in major tech hubs across Ukraine. The company has over 20 years of experience in delivering software services to clients across a wide range of industry verticals that include high-tech, digital media, healthcare, and education. Some of the key capabilities include consulting services spanning agile process reengineering, lean development, and DevOps. Daxx serves customers in the Netherlands, Germany, U.K., and U.S., and with strong relationships with high-growth start-ups and established software companies. We believe the acquisition of Daxx will enable our company to have a stronger foothold in Europe and will enable the company to continue diversifying its business.

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

Starting in March 2020, headwinds to our business from the pandemic were largely centered around our retail customers as many of them witnessed a slowdown in their sales. After witnessing a low point in the month of May 2020, our business has steadily improved as we have added new customers and have grown existing business across industry verticals. We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. Although a significant proportion of our employees continue to work remotely, all our facilities have been opened for employees to work following local government guidelines. We continue to deliver services to our clients in this fashion and this has resulted in minimal disruption in our operational and delivery capabilities.

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

The following table shows the number of Grid Dynamics personnel (including full-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of June 30,
	2021	2020
United States and Mexico	317	251
Central and Eastern Europe(1), U.K. and the Netherlands	2,193	986
Total	2,510	1,237

(1)	Includes Ukraine, Russia, Poland, Serbia, and Moldova.

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

Customer Concentration

Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. Grid Dynamics grew its customer base from 42 customers in the first half of 2020 to 226 customers in the same period of 2021, including 172 customers that were acquired as part of Daxx and Tacit acquisitions. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers.

The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the periods indicated:

	Three months ended June 30,
	2021	2020

Total customers (for the period) (1)	212	37
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	9	7
>$2.5 – 5.0 million	4	2
>$1.0 – 2.5 million	15	6
Top five customers	45.4%	66.7%
Top ten customers	62.3%	84.5%
Top five customers	$21,634	$14,924
Top ten customers	$29,690	$18,891

(1)	Number of customers acquired as a result of Daxx and Tacit acquisitions for the three months ended June 30, 2021 is 161.

	Six Months Ended June 30,
	2021	2020

Total customers (for the period) (1)	226	42
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	9	7
>$2.5 – 5.0 million	4	2
>$1.0 – 2.5 million	15	6
Top five customers	48.6%	61.8%
Top ten customers	64.3%	84.0%
Top five customers	$42,213	$33,884
Top ten customers	$55,786	$46,047

(1)	Number of customers acquired as a result of Daxx and Tacit acquisitions for the six months ended June 30, 2021 is 172.

Foreign Currency Exchange Rate Exposure

Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos and Moldovan leu. Grid Dynamics contracts with customers for payment in and generates predominantly all of its revenue in U.S. dollars, except for Daxx and Tacit that generate revenue predominantly in EURO and British pounds. Its non-U.S. subsidiaries’ operations relate substantially to performing services under those contracts. Several of Grid Dynamics’ subsidiaries conduct operations and employ or contract personnel in Russia, Ukraine, Poland and Serbia, but keep their books and records in U.S. dollars. Daxx’s books are kept in EURO. Tacit’s books are kept in local currencies. Grid Dynamics’ foreign currency transaction exposure is a result of having to convert U.S. dollars into the local currencies of the countries in which it must pay expenses, typically by transferring funds to its non-U.S. subsidiaries. These expenses are primarily comprised of compensation and benefits and other operating costs, such as rent. Subsidiary transactions executed in local currencies are converted into U.S. dollars at the exchange rate in effect on the date of the transaction, in the case of asset and liability transactions, or at the average monthly exchange rate, in the case of income and expense transactions. Certain balances in local currencies, particularly cash and financial instruments, are adjusted at each balance sheet date to reflect the then-current exchange rate, which is the rate at which the related receivable or payable could be settled at that date. As a result, Grid Dynamics’ assets, liabilities, profit margins and other measures of profitability may be subject to volatility due to changes in the exchange rate of the U.S. dollar against the currencies in which Grid Dynamics’ subsidiaries incur operating expenses, hold assets, or owe liabilities, and may not be comparable between periods.

In the three and six months ended June 30, 2021, approximately 25.3%, 11.9% and 7.4% of Grid Dynamics’ $46.3 million and approximately 25.3%, 11.4% and 7.6% of Grid Dynamics’ $87.2 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian ruble, and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 9.9%, 12.6% and 10.6% of Grid Dynamics’ $25.6 million and 10.7%, 15.6%, and 10.0% of Grid Dynamics’ $65.0 million of combined cost of revenue and total operating expenses in the three and six months ended June 30, 2020. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. For example, in Ukraine, Grid Dynamics generally pays salaries in the current hryvnia equivalent of an agreed U.S. dollar amount, consistent with local requirements. As a result, a significant portion of Grid Dynamics’ exposure to fluctuations in the value of the Ukrainian hryvnia against the U.S. dollar is naturally hedged. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure using financial instruments, it may do so in the future. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.

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

The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
GAAP net loss	$(1,483)	$(2,166)	$(3,545)	$(6,762)
Adjusted for:
Depreciation and amortization	1,154	588	2,100	1,234
Provision/(benefit) for income taxes	2,788	(813)	2,022	(3,495)
Stock-based compensation	6,675	3,654	12,346	8,458
Transaction and transformation-related costs (1)	518	—	942	3,940
Restructuring costs (2)	—	143	—	832
Other (income)/expenses, net (3)	79	(208)	1,129	36
Non-GAAP EBITDA	$9,731	$1,198	$14,994	$4,243

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

(2)	We implemented a cost reduction plan during first quarter of 2020. During the three and six months ended June 30, 2020, we incurred restructuring and severance charges of $0.1 million and $0.8 million, respectively, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses during the three and six months ended June 30, 2021.

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

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net loss for the periods indicated:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
GAAP net loss	$(1,483)	$(2,166)	$(3,545)	$(6,762)
Adjusted for:
Stock-based compensation	6,675	3,654	12,346	8,458
Transaction and transformation-related costs (1)	518	—	942	3,940
Restructuring costs (2)	—	143	—	832
Other (income)/expenses, net (3)	79	(208)	1,129	36
Tax impact of non-GAAP adjustments (4)	301	(990)	(1,717)	(4,526)
Non-GAAP Net Income	$6,090	$433	$9,155	$1,978
Non-GAAP Diluted EPS(5)	$0.10	$0.01	$0.15	$0.05
Number of shares used in the Non-GAAP Diluted EPS	60,996	53,082	60,799	43,888

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

(2)	We implemented a cost reduction plan during first quarter of 2020. During the three and six months ended June 30, 2020, we incurred restructuring and severance charges of $0.1 million and $0.8 million, respectively, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses during the three and six months ended June 30, 2021.

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

(1)

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

Provision for Income Taxes. Grid Dynamics follows the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals, or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

Results of Operations

The three and six months ended June 30, 2021compared to the three and six months ended June 30, 2020

The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three months ended June 30,
(unaudited, in thousands, except percentages)	2021	2020	Change
Revenue	$47,676	$22,368	$25,308	113.1%
Cost of revenue	27,879	13,982	13,897	99.4%
Gross profit	19,797	8,386	11,411	136.1%
Engineering, research, and development	1,772	2,577	(805)	(31.2)%
Sales and marketing	2,837	1,637	1,200	73.3%
General and administrative	13,804	7,359	6,445	87.6%
Total operating expense	18,413	11,573	6,840	59.1%
Profit/(loss) from operations	1,384	(3,187)	4,571	(143.4)%
Other income/(expenses), net	(79)	208	(287)	(138.0)%
Profit/(loss) before income taxes	1,305	(2,979)	4,284	(143.8)%
Provision/(benefit) for income taxes	2,788	(813)	3,601	(442.9)%
Net loss	(1,483)	(2,166)	683	(31.5)%
Foreign currency translation adjustments, net of tax	(35)	—	(35)	n.m.
Comprehensive loss	$(1,518)	$(2,166)	$648	(29.9)%

n.m. = not meaningful.

	Six Months Ended June 30,
(unaudited, in thousands, except percentages)	2021	2020	Change
Revenue	$86,810	$54,825	$31,985	58.3%
Cost of revenue	51,676	36,621	15,055	41.1%
Gross profit	35,134	18,204	16,930	93.0%
Engineering, research, and development	3,555	5,117	(1,562)	(30.5)%
Sales and marketing	5,869	5,206	663	12.7%
General and administrative	26,104	18,102	8,002	44.2%
Total operating expense	35,528	28,425	7,103	25.0%
Loss from operations	(394)	(10,221)	9,827	(96.1)%
Other expenses, net	(1,129)	(36)	(1,093)	3,036.1%
Loss before income taxes	(1,523)	(10,257)	8,734	(85.2)%
Provision/(benefit) for income taxes	2,022	(3,495)	5,517	(157.9)%
Net loss	(3,545)	(6,762)	3,217	(47.6)%
Foreign currency translation adjustments, net of tax	14	—	14	n.m.
Comprehensive loss	$(3,531)	$(6,762)	$3,231	(47.8)%

Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Three months ended June 30,
(unaudited, in thousands, except percentages)	2021	% of revenue	2020	% of revenue
Technology, Media and Telecom	$16,115	33.8%	$11,975	53.5%
Retail	12,729	26.7%	4,000	17.9%
Finance	4,071	8.5%	3,522	15.7%
CPG/Manufacturing	9,899	20.8%	2,472	11.1%
Other	4,862	10.2%	399	1.8%
Total	$47,676	100.0%	$22,368	100.0%

	Six months ended June 30,
(unaudited, in thousands, except percentages)	2021	% of revenue	2020	% of revenue
Technology, Media and Telecom	$30,526	35.2%	$22,052	40.2%
Retail	21,579	24.9%	20,099	36.7%
Finance	7,509	8.6%	7,555	13.8%
CPG/Manufacturing	18,624	21.5%	4,655	8.5%
Other	8,572	9.8%	464	0.8%
Total	$86,810	100.0%	$54,825	100.0%

Revenue. Revenue increased by $25.3 million, or 113.1%, to $47.7 million in the three months ended June 30, 2021 from $22.4 million in the three months ended June 30, 2020. Revenue increased by $32.0 million, or 58.3%, to $86.8 million in the six months ended June 30, 2021 from $54.8 million in the six months ended June 30, 2020. The year- over- year increases, both on a three month and six-month basis, were largely driven by the improved business conditions as the company recovered from the impact of COVID-19 that resulted in increased billable headcount and billable hours. Additionally, the acquisitions of Daxx and Tacit contributed to the year-over-year growth, both on a three month and six-month basis. Combined, these two acquisitions contributed a total of $9.3 million and $15.8 million during the three and six months ended June 30, 2021, respectively.

Cost of Revenue and Gross Profit. Cost of revenue increased by $13.9 million, or 99.4%, to $27.9 million in the three months ended June 30, 2021 from $14.0 million in the three months ended June 30, 2020 largely from increased costs of personnel to support higher revenue. This was offset by lower expenses, such as travel related costs. Cost of revenue increased by $15.1 million, or 41.1%, to $51.7 million in the six months ended June 30, 2021 from $36.6 million in the same period of June 30, 2020, largely from increased costs of personnel to support higher revenue offset by lower expenses, such as travel related expenses and retention bonuses.

Gross profit increased by $11.4 million, or 136.1%, to $19.8 million in the three months ended June 30, 2021 from $8.4 million in the three months ended June 30, 2020. Gross margin (gross profit as a percentage of revenue) increased by 4.0 percentage points to 41.5% in the three months ended June 30, 2021 from 37.5% in the three months ended June 30, 2020. Gross profit increased by $16.9 million, or 93.0%, to $35.1 million in the six months ended June 30, 2021 from $18.2 million in the six months ended June 30, 2020. Gross margin (gross profit as a percentage of revenue) increased by 7.3 percentage points to 40.5% in the six months ended June 30, 2021 from 33.2% in the same period of 2020. The increase in gross margins, both on a three month and six-month basis, was largely driven by a combination of increased billable workforce utilization and greater mix shift towards offshore delivery locations. Additionally, in the three and six months ended June 30, 2020, our business was severely impacted by COVID-19 which resulted in a significant proportion of our workforce becoming non-billable resulting in lower gross margins in comparison to the three and six months ended June 30, 2021.

Engineering, Research and Development. Engineering, research and development expenses decreased by $0.8 million to $1.8 million during the three months ended June 30, 2021, a 31.2% decrease from $2.6 million in the second quarter of 2020. During the first half of 2021, engineering, research and development expenses decreased by 30.5% to $3.6 million from $5.1 million during the six months ended June 30, 2020. The decrease was primarily due to high utilization of our personnel and decrease in retention bonuses.

Sales and Marketing. Sales and marketing expenses increased by $1.2 million, or 73.3% to $2.8 million in the three months ended June 30, 2021. The increase was mainly due to increase in sales personnel and new sales initiatives as well as increase in wages in 2021. Sales and marketing expenses accounted for 6.0% of Grid Dynamics’ revenue in the three months ended June 30, 2021 compared to 7.3% in the same period of last year, a decrease of 1.3%. The decrease was due mainly to decrease in marketing and sales events due to the COVID-19 pandemic. Sales and marketing expense remained on relatively the same level during the first half of 2021 compared to the same period of 2020. Sales and marketing expense accounted for 6.8% of Grid Dynamics’ revenue in the six months ended June 30, 2021 compared to 9.5% in the six months ended June 30, 2020, a decrease of 2.7 percentage points mainly to decrease in marketing and sales events due to the COVID-19 pandemic.

General and Administrative. General and administrative expenses increased by $6.4 million to $13.8 million in the three months ended June 30, 2021 and increased by $8.0 million, or 44.2%, to $26.1 million in the six months ended June 30, 2021 from $18.1 million in the same period of 2020. The increase was mainly due to increase in stock-based compensation, 2021 wages and bonuses, increase in legal and professional fees due to the recent acquisition of Tacit in May of 2021 and additional facilities expenses as well as amortization of intangibles resulting from it. General and administrative expenses accounted for 30.1% of Grid Dynamics’ revenue in the first half of 2021, a decrease of 2.9 percentage points from 33.0% in the six months ended June 30, 2020.

Other Income/(Expenses), Net. Other expenses, net changed by $0.3 million for the three months ended June 30, 2021 as compared to Other income, net recorded in the same period last year reflecting increased interest, other income and miscellaneous expenses. Other income/(expenses), net changed by $1.1 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, mainly due to changes in the fair value of private warrants of $0.9 million in the first quarter of 2021.

Provision/(Benefit) for Income Tax. During the three months ended June 30, 2021 we recognized a provision for income tax of $2.8 million compared to benefit for income tax of $(0.8) million in the same period of 2020. The difference in tax provision was attributable mainly to Section 162(m) compensation deduction limitations partially offset by stock-based compensation excess tax benefit. Additionally, the United Kingdom’s (“UK”) recently enacted Finance Act 2021 has increased its corporate tax rate to 25% for companies with profits exceeding 250,000 pounds, effective beginning April 01, 2023. As a result of this change in tax law, the Company remeasured its UK deferred taxes which resulted in a $0.5 million discrete tax expense in the three months ended June 30, 2021. Provision for income tax was $2.0 million in the six months ended June 30, 2021 compared to benefit for income tax of $(3.5) million in the six months ended June 30, 2020.

During three and six months ended June 30, 2021, we recognized net loss of $(1.5) million and $(3.5) million, respectively, compared to net loss of $(2.2) million and $(6.8) million in the same periods of 2020 due to the reasons stated above.

Liquidity and Capital Resources

Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations, and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $68.0 million as of June 30, 2021, as well as the net proceeds received as a result of our follow-on public offering that closed on July 6, 2021, as described in Note 13 to the condensed consolidated financial statements, is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.

As of June 30, 2021, Grid Dynamics had cash and cash equivalents amounting to $68.0 million (compared to $112.7 million at December 31, 2020). Of this amount, $7.4 million was held outside the United States, namely in Russia, Ukraine, Poland, Serbia, the Netherlands, UK, Mexico, Moldova, and Singapore (compared to $3.1 million as of December 31, 2020). As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Russia, Ukraine, Poland, Moldova, Serbia, and Mexico may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States.

On July 6, 2021, Grid Dynamics closed a follow-on public offering of common stock that resulted in $78.3 million net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Grid Dynamics does not have any debt outstanding as of June 30, 2021 and or December 31, 2020.

Our performance stock units, or PSUs, vested upon the satisfaction of a performance-based vesting condition. The compensation committee of our board of directors certified that the performance conditions of the PSUs were met, and PSUs were released on February 12, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.75 million shares were net withheld to cover $10.7 million employees’ tax withholding obligations. In the six months ending June 30, 2021, approximately 0.8 million shares underlying RSUs held by our officers being vested. Upon vesting of the RSUs, approximately 0.4 million shares were released, and 0.4 million shares were net withheld to cover the employees’ tax withholding obligations. We have determined that our policy will be to require individuals to withhold to cover taxes, so approximately 52% of the vested shares were withheld on the settlement date, with the equivalent value being paid by us from our working capital. The total net tax withholding obligations for the six months ended June 30, 2021 were approximately $18.9 million in the aggregate for the option exercises, RSU and PSU releases.

Cash Flows

The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Six Months Ended June 30,
(unaudited, in thousands)	2021	2020
Net cash provided by/(used in) operating activities	$6,650	$(921)
Net cash used in investing activities	$(32,525)	$(1,110)
Net cash provided by/(used in) financing activities	$(18,910)	$82,927
Effect of exchange rate changes on cash and cash equivalents	$14	$—
Net increase/(decrease) in cash and cash equivalents	$(44,771)	$80,896
Cash, cash equivalents (beginning of period)	$112,745	$42,189
Cash, cash equivalents (end of period)	$67,974	$123,085

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2021 increased by $7.6 million to $6.7 million from $(0.9) million used in the same period in 2020, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges). The key reasons for the increase in cash operating profit in the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020, were higher levels of revenue and greater billable utilization resulting in higher profitability.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2021 was $(32.5) million, which primarily reflects the acquisition of Tacit, compared to $(1.1) million used in the same period in 2020 reflecting mainly capital expenditures for computer hardware, related equipment and software.

Financing Activities. Net cash used in financing activities was $(18.9) million in the six months ended June 30, 2021, reflecting primarily the tax withholding obligations due to issuance of shares in connection with vested awards. Net cash provided by financing activities was $82.9 million in the six months ended June 30, 2020, reflecting primarily the proceeds from the Business Combination.

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

Foreign Currency Exchange Rate Risk

Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar, and believes, due to Ukrainian payroll being pegged to the U.S. dollar, that a significant portion of its foreign currency exchange rate exposure to the Ukrainian hryvnia is naturally hedged. In future periods, Grid Dynamics may also become materially exposed to changes in the value of the Serbian dinar, Mexican pesos and Moldovan leu against the U.S. dollar, due to the recent acquisitions and continuous expansion of operations.

In the three months ended June 30, 2021, approximately 25.3%, 11.9% and 7.4% of Grid Dynamics’ $46.3 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian ruble, and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 9.9%, 12.6% and 10.6% of Grid Dynamics’ $25.6 million of combined cost of revenue and total operating expenses in the three months ended June 30, 2020.

In the three months ended June 30, 2021:

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

In the six months ended June 30, 2021, approximately 25.3%, 11.4% and 7.6% of Grid Dynamics’ $87.2 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian ruble, and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 10.7%, 15.6%, and 10.0% of Grid Dynamics’ $65.0 million of combined cost of revenue and total operating expenses in the six months ended June 30, 2020.

In the six months ended June 30, 2021:

●	a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $1.1 million decrease in income from operations.

●

a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.6 million n increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.7 million decrease in income from operations.

In the six months ended June 30, 2020:

●

a 10% decrease in the value of the Russian ruble against the U.S. dollar would have resulted in a $0.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the ruble’s value would have resulted in a $1.2 million decrease in income from operations.

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

Changes in Internal Control Over Financial Reporting

Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. Future litigation may be necessary, among other things, to defend us or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors.

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

Our revenues have historically been highly dependent on a limited number of clients. In the three months ended June 30, 2021 and 2020, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 62.3% and 84.5% of our revenue from our 10 largest clients during the three months ended June 30, 2021 and 2020, respectively, and approximately 64.3% and 84.0% of our revenue from our 10 largest clients during six months ended June 30, 2021 and 2020, respectively. Our top two and three clients each accounted for greater than 10% of our revenue for the three months ended June 30, 2021 and 2020, respectively. Two and three customers individually accounted for greater than 10% of the sales for the six months ended June 30, 2021 and 2020, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top two industry verticals: technology and retail. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.

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

From March 2020 onwards, we started witnessing the impacts of the COVID-19 pandemic to our revenues, largely as a consequence of the effect of the pandemic on the business conditions at some of our customers’ operations. The impacts have been more pronounced at our customers exposed to the retail vertical where store closures resulted in sales being severely impacted. Although we witnessed sequential growth in this vertical in the second half of 2020, revenues from most of our retail customers have not come back to pre-COVID-19 levels. The impact of the pandemic to other verticals of our business has largely been determined by customer-specific dynamics. The ongoing COVID-19 pandemic may pose risks in the future to our business as some of our customers are unable to recover to pre-COVID 19 levels of operation. Examples of the COVID-19 pandemic’s impact to our business have included a temporary scale back to our personnel on projects, our customers placing projects and statements of work (“SOWs”) on temporary hold, and request for longer payment terms. Additionally, because more of our personnel are working remotely, we face increased cyber threats that may affect our systems and networks or those of our clients and contractors, and we anticipate the potential for increased costs to maintain and help secure our infrastructure and data.

Although recent vaccine approvals and rollout have raised hopes of a turnaround in the COVID-19 pandemic later this year, renewed waves and new variants pose concerns for the outlook. Growth may be stymied if virus surges (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing or lockdowns are more stringent than anticipated. Slower-than-anticipated progress on medical interventions could dampen hopes of a relatively quick exit from the COVID-19 pandemic and weaken confidence. Specifically, vaccine rollout could suffer delays or be uneven, widespread hesitancy could hamper vaccine take-up, vaccines could deliver shorter-lived immunity than anticipated and advances on therapies could be limited. Intensifying social unrest, including due to higher inequality and unequal access to vaccines and therapies, could further complicate the recovery. Moreover, if policy support is withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further employment and income losses. The ensuing tighter financial conditions could increase rollover risks for vulnerable borrowers, add to the already large number of economies in debt distress, and increase insolvencies among corporations and households.

In the United States, given the widespread impact of the COVID-19 pandemic, substantial governmental support is still required and the recently passed American Rescue Plan may be insufficient for long-term economic sustainability should there be a protracted recovery. Furthermore, investors fleeing the Dollar could elevate inflation expectations and interest rates. Additionally, high unemployment could lead to mortgage and rental defaults adding losses to the commercial banking industry, resulting in higher loan-loss provision, tighter lending standards and lending curtailment. If the impacts of the COVID-19 pandemic are materially prolonged, it could result in a cascade of additional corporate filings for bankruptcies, further eroding market confidence and increasing unemployment rates. Together, these uncertainties and risks could have a material adverse impact not only on our financial condition, business and results of operations in the United States, but also on our consolidated financial conditions, business and results of operations.

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

As of June 30, 2021 and December 31, 2020 our allowance for doubtful accounts was $0.2 million and $0.4 million, respectively and we continue to be engaged with all of our customers regarding their ability to fulfill their payment obligations. We continue to review our accounts receivable on a regular basis and have put in place regular review and processes to ensure payments from our customers.

Our revenues are highly dependent on clients primarily located in the U.S. Any economic downturn in the U.S. or in other parts of the world, including Europe, or disruptions in the credit markets may have a material adverse effect on our business, financial condition and results of operations.

The IT services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. We derive the majority of our revenues from clients in the U.S. In the event of an economic downturn in the U.S. or in other parts of the world, including Europe (where we have gained customers in the Netherlands, Germany and the United Kingdom through our acquisition of Daxx Web Industries B.V.("Daxx") in December 2020), as well as through our acquisition of Tacit in May 2021 our existing and prospective clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and may have a material adverse effect on our business, financial condition and results of operations. In addition, if a disruption in the credit markets were to occur, it could pose a risk to our business if clients or vendors are unable to obtain financing to meet payment or delivery obligations to us or if we are unable to obtain necessary financing. The COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small, medium as well as large-sized businesses. Although the U.S. government and others throughout the world have or have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether these government actions will be sufficient to successfully avert or mitigate any economic downturn. Any economic downturn resulting from the COVID-19 pandemic and preventative measures taken by governments and private business worldwide could decrease technology spending and negatively affect demand for our offerings, which could materially adversely affect our business, prospects, financial condition and results of operations.

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

Our success depends substantially upon the continued services of our senior executives and other key employees. If we lose the services of one or more of such senior executives or key employees, as recently occurred in June 2021 when Victoria Livschitz resigned as Executive Vice President of Customer Success and became our consultant and Max Martynov resigned as our Chief Technology Officer, our business operations can be disrupted, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

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

We rely on software and hardware from various third parties as well as hosted Software as a Service ("SaaS") applications from third parties to deliver our services and solutions. If any of these software, hardware or SaaS applications become unavailable due to loss of license, extended outages, interruptions, or because they are no longer available on commercially reasonable terms, there may be delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could increase our expenses or otherwise harm our business. Furthermore, any errors or defects in or failures of third-party software, hardware or SaaS applications could result in errors or defects in or failures of our services and solutions, which could be costly to correct and have an adverse effect on our reputation, business, financial condition and results of operations.

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

In 2019, management identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Subsequent to the original issuance of the private company financial statements for the year ended December 31, 2018, we identified balances that were accounted for or presented incorrectly under GAAP relating to stock-based compensation and the presentation of retention bonuses and depreciation on the consolidated statement of income and comprehensive income.

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

The legal systems of Russia, Ukraine, Poland and Serbia, where we have significant operations, as well as Moldova, where we have acquired operations through the Tacit acquisition completed on May 29, 2021, are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services or to which we are a party. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in Russia, Ukraine, Poland and Serbia will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of our acquisition of Tacit on May 29, 2021, we have acquired operations in Guadalajara, Mexico. The laws and regulations in Mexico to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. As a result of amendments in May 2019 to the Mexican Federal Labor Law (Ley Federal del Trabajo) and other related regulations, among other things, new labor authorities and courts were created, new bargaining procedures were implemented and provisions related to employees’ freedom of association and organization, collective bargaining agreements, and rules against labor discrimination were issued or amended. We cannot assure you that these changes will not lead to an increase in litigation, labor activism or increasingly contentious labor relations, which in turn may adversely affect our business, financial condition, results of operations and prospects, particularly in Mexico. These and any other policies, laws and regulations which are further adopted could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies.

On April 7, 2021, the U.S. Department of the Treasury released the Made in America tax plan. The document describes President Biden’s proposals for U.S. tax reform, which include raising the U.S. federal corporate income tax from 21% to 28% and replacing the Base Erosion and Anti-Abuse Tax with SHIELD (Stopping Harmful Inversions and Ending Low-tax Developments), a regime for preventing foreign corporations from shifting profits to lower-taxed jurisdictions. If enacted, these and other proposed changes could have an adverse impact on our business, results of operations, financial condition and cash flow.

The tax rates and rules applicable to our stockholders could be materially affected by the enactment of legislation implementing changes in U.S. tax law.

There have been reports that President Biden’s tax reform proposals may include increases to the tax rates applicable to individuals, including the long-term capital gains rate for individuals whose gross income exceeds certain limits. If these or other proposals are enacted, the tax consequences to U.S. Holders (as defined below) of owning and disposing of our common shares may differ from those discussed below in “Material U.S. Federal Income and Estate Tax Consequences for Non-U.S. Holders of Common Stock.” Potential Investors are urged to consult their own tax advisors on the potential impact of U.S. tax reform to an investment in our common shares.

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

Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos and Moldovan leu. We are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three and six months ended June 30, 2021, approximately 25.3%, 11.9% and 7.4% of Grid Dynamics’ $46.3 million and approximately 25.3%, 11.4% and 7.6% of Grid Dynamics’ $87.2 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian ruble, and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 9.9%, 12.6% and 10.6% of Grid Dynamics’ $25.6 million and 10.7%, 15.6%, and 10.0% of Grid Dynamics’ $65.0 million of combined cost of revenue and total operating expenses in the three and six months ended June 30, 2020. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.

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

In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the three months ended June 30, 2021 and 2020, Grid Dynamics recorded $6.7 million and $3.7 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. For the six months ended June 30, 2021 and 2020, Grid Dynamics recorded $12.3 million and $8.5 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.

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

There is no guarantee that we will accurately assess the creditworthiness of our clients. If clients suffer financial difficulties, it could cause them to delay payments, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations.

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

We continuously review and consider strategic acquisitions of businesses, products or technologies. We recently acquired Daxx Web Industries B.V., a Netherlands-based software development and technology consulting company, as well as Tacit, a global provider of digital commerce solutions, and we may in the future seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

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

For example, on April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement provided new guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. We reviewed the accounting for both our public warrants and private warrants following the Staff Statement. We determined that the accounting for our public warrants as equity was consistent with the Staff Statement. We determined that our private warrants should be accounted for as liabilities but that the related accounting errors during the year ended December 31, 2020 were not material to the required financial statements and disclosures included in our annual report on Form 10-K filed on March 5, 2021. In the three months ended March 31, 2021, we began accounting for the private warrants correctly, as disclosed in Note 8 in our quarterly report on Form 10-Q filed on May 6, 2021.

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

Risks Related to Our Securities

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

As of June 30, 2021, over one-third of our outstanding common stock was held by our executive officers and directors, or by stockholders controlled by our executive officers or directors, although that percentage decreased as a result of our public offering that closed on July 6, 2021. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.

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

We have not paid any cash dividends on our common stock since our merger with ChaSerg. The payment of any cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future. Our ability to declare dividends may be limited by the terms of any financing and/or other agreements entered into by us or our subsidiaries from time to time and by requirements under the laws of our subsidiaries’ respective jurisdictions of incorporation to set aside a portion of their net income in each year to legal reserves. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Warrant Exchange Agreement	8-K	10.1	May 17, 2021
10.2	Warrant Exchange Agreement	8-K	10.1	May 17, 2021
10.3	Warrant Exchange Agreement	8-K	10.1	May 20, 2021
10.4	Consulting Agreement	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101,LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grid Dynamics Holdings, Inc.

Date: August 5, 2021	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)