Form 10-Q
period 2021-09-30
GRID DYNAMICS HOLDINGS, INC.
filed 2021-11-04
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of November 2, 2021, there were 65,251,896 shares of registrant’s common Stock issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the evolution of the digital engineering and information technology services landscape facing our customers and prospects;
•our ability to educate the market regarding the advantages of our digital transformation products;
•our ability to maintain an adequate rate of revenue growth;
•our future financial and operating results;
•our business plan and our ability to effectively manage our growth and associated investments;
•beliefs and objectives for future operations;
•our ability to expand a leadership position in enterprise-level digital transformation;
•our ability to attract and retain customers;
•our ability to further penetrate our existing customer base;
•our ability to maintain our competitive technological advantages against new entrants in our industry;
•our ability to timely and effectively scale and adapt our existing technology;
•our ability to innovate new products and services and bring them to market in a timely manner;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to capitalize on changing market conditions;
•our ability to develop strategic partnerships;
•benefits associated with the use of our services;
•our ability to expand internationally;
•our ability to raise financing in the future;
•operating expenses, including changes in research and development, sales and marketing, and general administrative expenses;
•the effects of seasonal trends on our results of operations;
•our ability to grow and manage growth profitably and retain our key employees;
•the expected benefits and effects of strategic acquisitions of business, products or technologies;
•our ability to maintain the listing of our shares of common stock on the NASDAQ;
•costs related to being a public company;
•changes in applicable laws or regulations;
•the possibility that we have been and may continue to be adversely affected by other economic, business, and/or competitive factors, including the effects of the global COVID-19 pandemic; and
•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those set forth in Item 1A, “Risk Factors.”
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future
ii

events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in in Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$199,297	$112,745
Accounts receivable, net of allowance of $254 and $418 as of September 30, 2021 and December 31, 2020, respectively	30,773	16,890
Unbilled receivables	4,883	1,799
Prepaid income taxes	694	821
Prepaid expenses and other current assets	5,301	2,361
Total current assets	240,948	134,616
Property and equipment, net	5,395	4,095
Intangible assets, net	19,729	8,125
Deferred tax assets	3,258	5,609
Goodwill	35,358	14,690
Total assets	$304,688	$167,135

Liabilities and equity
Current liabilities
Accounts payable	$1,772	$757
Accrued liabilities	1,148	628
Accrued compensation and benefits	11,222	7,479
Accrued income taxes	2,302	1,248
Other current liabilities	7,775	3,206
Total current liabilities	24,219	13,318

Deferred tax liabilities	4,903	2,093
Total liabilities	29,122	15,411

Stockholders’ equity (Note 9)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 65,121,241 and 50,878,780 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	5
Additional paid-in capital	256,936	128,930
Retained earnings	18,699	22,793
Accumulated other comprehensive income/(loss)	(76)	(4)
Total stockholders’ equity	275,566	151,724
Total liabilities and stockholders’ equity	$304,688	$167,135
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$57,933	$26,332	$144,743	$81,157
Cost of revenue	32,667	15,178	84,343	51,799
Gross profit	25,266	11,154	60,400	29,358

Operating expenses
Engineering, research, and development	2,132	2,076	5,687	7,193
Sales and marketing	4,073	2,245	9,942	7,451
General and administrative	17,091	8,504	43,195	26,606
Total operating expenses	23,296	12,825	58,824	41,250

Income/(loss) from operations	1,970	(1,671)	1,576	(11,892)
Other income/(expenses), net	114	455	(1,015)	419
Income/(loss) before income taxes	2,084	(1,216)	561	(11,473)
Provision/(benefit) for income taxes	2,633	(99)	4,655	(3,594)
Net loss	$(549)	$(1,117)	$(4,094)	$(7,879)

Foreign currency translation adjustments, net of tax	(86)	—	(72)	—
Comprehensive loss	$(635)	$(1,117)	$(4,166)	$(7,879)

Loss per share
Basic	$(0.01)	$(0.02)	$(0.07)	$(0.18)
Diluted	$(0.01)	$(0.02)	$(0.07)	$(0.18)

Weighted average shares outstanding
Basic	62,610	49,651	56,280	43,074
Diluted	62,610	49,651	56,280	43,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	50,879	$5	$128,930	$22,793	$(4)	$151,724
Net loss	—	—	—	—	—	(2,062)	—	(2,062)
Stock-based compensation	—	—	—	—	5,671	—	—	5,671
Exchange of warrants into common stock	—	—	2,221	—	—	—	—	—
Exercise of stock options	—	—	41	—	162	—	—	162
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	—	—	1,030	—	(15,297)	—	—	(15,297)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	49	49
Balance at March 31, 2021	—	$—	54,171	$5	$119,466	$20,731	$45	$140,247
Net loss	—	—	—	—	—	(1,483)	—	(1,483)
Stock-based compensation	—	—	—	—	6,675	—	—	6,675
Exchange of warrants into common stock	—	—	271	—	918	—	—	918
Exercise of stock options	—	—	138	—	254	—	—	254
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	—	—	149	—	(3,564)	—	—	(3,564)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(35)	(35)
Balance at June 30, 2021	—	$—	54,729	$5	$123,749	$19,248	$10	$143,012
Net loss	—	—	—	—	—	(549)	—	(549)
Stock-based compensation	—	—	—	—	9,113	—	—	9,113
Exchange of warrants into common stock	—	—	4,188	1	48,205	—	—	48,206
Exercise of stock options	—	—	656	—	203	—	—	203
Issuance of common stock in July 2021 offering, net of transaction costs of $498	—	—	5,470	1	77,812			77,813
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	—	—	78	—	(2,146)	—	—	(2,146)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(86)	(86)
Balance at September 30, 2021	—	$—	65,121	$7	$256,936	$18,699	$(76)	$275,566

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)
(Continued)

	Convertible Preferred Stock		Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	622	$9,187	12,847	$8,117	$10,535	$35,392	$—	$54,044
Retroactive application of recapitalization (Note 3)	426	—	8,797	(8,115)	8,115	—	—	—
Adjusted balance beginning of period	1,048	$9,187	21,644	$2	$18,650	$35,392	$—	$54,044
Net loss	—	—	—	—	—	(4,596)	—	(4,596)
Stock-based compensation	—	—	—	—	4,804	—	—	4,804
Conversion of preferred stock	(1,048)	(9,187)	1,048	1	9,187	—	—	9,188
Consideration paid to Grid shareholders	—	—	—	—	(123,865)	—	—	(123,865)
ChaSerg shares recapitalized, net of transaction costs of $4,142	—	—	28,088	2	204,323	—	—	204,325
Conversion of promissory note to common stock	—	—	53	—	530	—	—	530
Balance at March 31, 2020	—	$—	50,833	$5	$113,629	$30,796	$—	$144,430
Net loss	—	—	—	—	—	(2,166)	—	(2,166)
Stock-based compensation	—	—	—	—	3,654	—	—	3,654
Exercise of stock options	—	—	6	—	59	—	—	59
Balance at June 30, 2020	—	$—	50,839	$5	$117,342	$28,630	$—	$145,977
Net loss	—	—	—	—	—	(1,117)	—	(1,117)
Stock-based compensation	—	—	—	—	5,126	—	—	5,126
Exercise of stock options	—	—	6	—	19	—	—	19
Issuance of shares in connection with vested RSUs	—	—	15	—	—	—	—	—
Balance at September 30, 2020	—	$—	50,860	$5	$122,487	$27,513	$—	$150,005
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(4,094)	$(7,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,520	1,896
Bad debt	(17)	398
Deferred income taxes	2,663	(4,519)
Stock-based compensation	21,459	13,584
Change in fair value of warrants	979	—
Changes in assets and liabilities:
Accounts receivable	(10,549)	(2,139)
Unbilled receivables	(1,257)	2,973
Prepaid income taxes	127	(822)
Prepaid expenses and other current assets	(2,062)	10
Accounts payable	676	(250)
Accrued liabilities	16	(576)
Accrued compensation and benefits	1,533	348
Accrued income taxes	848	110
Other current liabilities	813	(136)
Net cash provided by operating activities	14,655	2,998

Cash flows from investing activities
Purchase of property and equipment	(3,016)	(1,607)
Acquisition of Tacit, net of cash acquired (Note 4)	(30,585)	—
Net cash used in investing activities	(33,601)	(1,607)

Cash flows from financing activities
Cash received from ChaSerg	—	208,997
GDI shares redeemed for cash	—	(123,865)
Equity issuance costs	—	(2,264)
Payments of tax obligations resulted from net share settlement of vested stock awards	(21,007)	—
Proceeds from exercises of stock options, net of shares withheld for taxes	619	78
Proceeds from exercise of public warrants	48,145	—
Proceeds related to issuance of Common Stock from July 2021 Offering	78,311	—
Payments for professional fees related to issuance of common stock from July 2021 Offering	(498)	—
Net cash provided by financing activities	105,570	82,946

Effect of exchange rate changes on cash and cash equivalents	(72)	—

Net increase in cash and cash equivalents	86,552	84,337
Cash and cash equivalents, beginning of period	112,745	42,189
Cash and cash equivalents, end of period	$199,297	$126,526

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,403	$1,370

Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$—	$9,187
Conversion of private warrants	979	—
Contingent consideration for acquisition of businesses	$2,979	$—
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
The Company was originally incorporated in Delaware on May 21, 2018 as a special purpose acquisition company under the name ChaSerg Technology Acquisition Corp. (“ChaSerg”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving ChaSerg and one or more businesses. On March 5, 2020 (the “Closing”), the Company consummated its business combination with Grid Dynamics International, Inc. (“GDI”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated November 13, 2019 (the “Business Combination”). In connection with the Closing, the Company changed its name from ChaSerg Technology Acquisition Corp. to Grid Dynamics Holdings, Inc. The Company’s common stock is now listed on the NASDAQ under the symbol “GDYN” and warrants to purchase the common stock at an exercise price of $11.50 per share were listed on the NASDAQ under the symbol “GDYNW” until they all were delisted on August 30, 2021 following redemption.
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
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim financial statements should be read in conjunction with GDH’s audited financial statements for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on March 5, 2021.
Basis of presentation
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Although ChaSerg was the legal acquirer, for accounting purposes, GDI was deemed to be the accounting acquirer. GDI was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•GDI holds executive management roles for the Company and those individuals are responsible for the day-to-day operations;
•GDI’s former owners have the largest minority voting rights in the Company;
•From a revenue and business operation standpoint, GDI was the larger entity in terms of relative size;
•GDI’s San Ramon, CA headquarters are the headquarters of the Company; and
•The intended strategy of the Company will continue GDI’s strategy of driving enterprise-level digital transformation in the Fortune 1000 companies.

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
Certain significant risks and uncertainties
The Company is subject to risks, including but not limited to customer concentration, concentrations of credit and foreign currency risks. Refer to the section below for additional information. Additionally, the Company has been impacted by the coronavirus (“COVID-19”) pandemic. The global pandemic of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial market. In 2020 the COVID-19 pandemic impacted the Company’s revenues, and the Company’s business continues to be exposed to risks and uncertainties related to the pandemic. The impact of the COVID-19 pandemic had been more pronounced with the Company’s retail customers, which depended on keeping their stores open. Additionally, in situations where the Company’s customers encountered financial difficulties, there was a risk associated with the Company’s inability to collect money from customers. In 2020 the Company took several actions to deal with the COVID-19 pandemic. These included enabling its employees to work from home, company-wide salary and compensation cuts, hiring freezes, and suspending all non-essential travel. Some of these actions such as working from home as well as suspending all non-essential travel continues to be currently in place. As the Company's business recovered in 2021, the Company discontinued some of the cost saving measures such as compensation cuts and hiring freezes. The Company now is facing the opposite challenges including employee retention and shortage of talent on the job market. The ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control including: the duration and scope of the pandemic, including from renewed waves and new variants; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short and long-term general economic conditions.
Concentrations of credit risk and significant customers
The Company records its accounts receivable and unbilled receivables at their face amounts less allowances. Accounts receivable and unbilled receivables are generally dispersed across the Company’s customers in proportion to their revenue. Two customers individually exceeded 10% of the Company’s accounts receivable balance as of September 30, 2021 and three customers individually exceeded 10% of the Company’s accounts receivable balance as of December 31, 2020. Two customers individually exceeded 10% of the unbilled receivables as of September 30, 2021 and three customers individually exceeded 10% of the unbilled receivables as of December 31, 2020. Two customers individually accounted for greater than 10% of the sales for the three and nine months ended September 30, 2021 and 2020, respectively.

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

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Trade accounts receivable	$31,027	$17,308
Allowance for doubtful accounts	(254)	(418)
Total trade accounts receivable, net	$30,773	$16,890
Unbilled receivables
Generally, the Company will not bill customers until the services have been completed. From time-to-time, a service period may overlap with a period-end and the unbilled receivables represent amounts for services performed through period-end, but not yet billed. The unbilled receivable represents the amount expected to be billed and collected for services performed through period-end in accordance with contract terms. The unbilled receivables balances were $4.9 million and $1.8 million as of September 30, 2021 and December 31, 2020, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow method of the income approach and market approach to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. As of September 30, 2021, the Company has a single reporting unit and determined there were no indicators of impairment.
Intangible assets
Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization is computed on the straight-line basis over the asset’s useful lives ranging between 2 and 12 years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. As of September 30, 2021, the Company determined there were no indicators of impairment.

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
Remaining performance obligation
ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2021. This disclosure is not required for:
1)contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty,
2)contracts for which the Company recognizes revenues based on the right to invoice for services performed,
3)variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met, or
4)variable consideration in the form of a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
All of the Company’s contracts met one or more of these exemptions as of September 30, 2021.

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
The aggregate consideration for the Business Combination was $396.5 million, consisting of $130.0 million in cash and 27.0 million shares of ChaSerg’s common stock valued at $10.19 per share, less a post-Closing share adjustment amount of 0.9 million shares which were placed in escrow post-Closing. The shares transferred at Closing included 4.3 million options to purchase the Company’s shares that were vested, outstanding and unexercised, which were determined using 1.7 million vested options at Closing converted at an exchange ratio of approximately 2.48. Additionally, 0.4 million options to purchase the

Company’s common stock that were unvested, outstanding and unexercised were assumed by the Company, which were determined using 0.1 million unvested options at Closing converted at an exchange ratio of approximately 2.48. The following represents the aggregate consideration for the Business Combination ( in thousands except for per share amount):

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
The total purchase consideration is $37.0 million and consists of cash consideration of $33.6 million paid at closing and fair value of the contingent consideration at the date of the acquisition of $3.4 million. The maximum amount of potential contingent cash consideration is $5.0 million. The contingent consideration is payable based on revenue and EBITDA metrics to be achieved by Tacit within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout.
The primary areas of the preliminary purchase price allocations that have not been finalized relate to the finalization of working capital, the valuation and useful lives of intangible assets, the valuation of the contingent consideration ("earn-out"), and the deferred tax liabilities. Upon completion of the fair value assessment, the Company anticipates that the ultimate intangible assets may differ from the preliminary assessment outlined above. Any change in the finalization of working capital will reduce or increase the cash consideration. Any changes to the preliminary estimates of the fair value of the and intangible assets or contingent consideration ("earn-out") will be adjusted to goodwill during the measurement period, with subsequent changes in estimates recorded in the Company’s Consolidated Statements of Loss and Comprehensive Loss.

The purchase price of Tacit has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of May 29, 2021 with the excess purchase price allocated to goodwill. The Company’s preliminary allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Fair market values
Current assets (including $2,967 of cash)	$9,145
Property, plant and equipment	466
Customer relationships	11,737
Tradename	1,176
Goodwill	20,603
Total assets acquired	$43,127

Accounts payable and accrued expenses	$(3,675)
Deferred taxes	(2,500)
Total liabilities assumed	$(6,175)
Purchase price allocation	$36,952
The preliminary fair value of identifiable intangible assets as of the date of acquisition is as follows:

(In thousands)	Fair Value	Useful Life	Amortization method
Customer relationships	$11,737	12 years	Straight-line
Tacit tradename	1,176	4 years	Accelerated
Total identified intangible assets	$12,913
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
The acquisition of Tacit was accounted for using the acquisition method of accounting, and consequently, the results of operations for Tacit are reported in the consolidated financial statements from the date of acquisition. Tacit revenue was approximately $9.5 million and net income was approximately $1.7 million from the date of acquisition to September 30, 2021.
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

	Nine Months Ended September 30,
(Unaudited)	2021	2020
Revenue	$152,775	$92,462
Net loss	$(2,304)	$(8,156)
Diluted loss per share	$(0.04)	$(0.19)
Note 5 — Property and equipment, net
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of
		September 30, 2021	December 31, 2020
Computers and equipment	2-5	$9,241	$6,447
Machinery and automobiles	5	631	551
Furniture and fixtures	3-7	1,012	643
Software	5	513	554
Leasehold improvements	3-12	526	236
		11,923	8,430
Less: Accumulated depreciation and amortization		(7,798)	(5,622)
		4,125	2,809

Capitalized software development costs	2-3	4,394	3,531
Less: Accumulated amortization		(3,124)	(2,245)
		1,270	1,287
Property and equipment, net		$5,395	$4,095

Note 6 — Intangible assets, net
Intangible assets consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of
		September 30, 2021	December 31, 2020
Customer relationships	8-12	$15,971	$4,234
Tradename	4-10	4,676	3,500
Non-compete agreements	2	440	440
		21,087	8,174
Less: Accumulated amortization		(1,358)	(49)
Intangible assets, net		$19,729	$8,125

0

Note 7 — Other current liabilities
The components of other current liabilities were as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Customer deposits	$781	$731
Other liabilities	2,068	528
Contingent consideration payable	4,926	1,947
Total other current liabilities	$7,775	$3,206
In connection with the acquisition of Daxx Web Industries B.V.("Daxx") on December 14, 2020, the Company recorded a contingent consideration payable, which is a post-closing earn-out consideration, estimated based on fair value of $1.9 million. During the third quarter of 2021 the Company made an adjustment to the fair value of the earn-out consideration that resulted in recognition of $0.4 million of income that was classified as Other income/(expenses), net in unaudited condensed consolidated statement of loss and comprehensive loss. In connection with the acquisition of Tacit on May 29, 2021, the Company recorded a contingent consideration payable, which is a post-closing earn-out consideration, estimated based on fair value of $3.4 million.
As of September 30, 2021 the Company had payable to one of its related parties in the amount of $1.1 million that was classified as Other current liabilities in unaudited condensed consolidated balance sheet.
Note 8 — Income taxes
The Company recorded income tax expense of $2.6 million and income tax benefit of $(0.1) million for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 126.3% and 8.1% for the three months ended September 30, 2021 and 2020, respectively. The increase in effective tax rate for the three months ended September 30, 2021, as compared to the same periods in 2020 was attributable mainly to Section 162 (m) compensation deduction limitations partially offset by stock-based compensation excess tax benefit. The Company recorded income tax expense of $4.7 million and income tax benefit of $(3.6) million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 829.8% and 31.3% for the nine months ended September 30, 2021 and 2020, respectively. The increase in effective tax rate for the nine months ended September 30, 2021, as compared to the same periods in 2020 was attributable mainly to Section 162 (m) compensation deduction limitations partially offset by stock-based compensation excess tax benefit. Additionally, the United Kingdom’s (“UK”) recently enacted Finance Act 2021 has increased its corporate tax rate to 25% for companies with profits exceeding 250,000 pounds, effective beginning April 1, 2023. As a result of this change in tax law, the Company remeasured its UK deferred taxes which resulted in a $0.5 million discrete tax expense in the nine months ended September 30, 2021. For the three and nine months ended September 30, 2021, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through June 30, 2021, the Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. As of September 30, 2021, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2021 due to the inability to reliably or accurately forecast fourth quarter 2021 operating expenses. Similarly, for the three and nine months ended September 30, 2020, due to uncertainties created by the COVID-19 pandemic, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 9 — Stockholders’ equity
The following description summarizes the material terms and provisions of the securities that the Company has authorized.
Common stock
The Company is authorized to issue 110.0 million shares of common stock. At Closing, March 5, 2020, the Company had issued 50.8 million shares of common stock. As of September 30, 2021 the Company had 65.1 million shares of common stock that were outstanding.
On July 6, 2021, the Company concluded a follow-on public offering of 11.6 million shares of its common stock, which included 5.5 million shares offered by Grid Dynamics and 6.1 million shares offered by certain selling stockholders, at a price to the public of $15.03 per share. These amounts included shares sold upon exercise in full of the underwriters' option to purchase additional shares. J.P. Morgan Securities, LLC, William Blair & Company, L.L.C. and Cowen and Company, LLC acted as joint book-running managers for the offering. Needham & Company, LLC and Cantor Fitzgerald & Co. acted as co-managers for the offering. The net proceeds from this offering for the company, after deducting underwriting discounts and commissions and estimated offering expenses, were $78.3 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.
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
Warrants
On April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement provided new guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. The Company reviewed the accounting for both its public warrants and private warrants following the Staff Statement. The Company determined that the accounting for its public warrants as equity was consistent with the Staff Statement. The Company determined that its private warrants should be accounted for as liabilities but that the related accounting errors during the year ended December 31, 2020 were not material to the required financial statements and disclosures included in its annual report on Form 10-K filed on March 5, 2021. In the three months ended March 31, 2021, the Company began accounting for the private warrants correctly, as disclosed in its quarterly report on Form 10-Q filed on May 6, 2021. During the second and third quarter of 2021, all remaining private warrants were exchanged to common stock.
From July 23, 2021 to July 26, 2021, 1.4 million public warrants were exercised with cash proceeds of $16.4 million. On July 28, 2021, the Company announced the redemption of its 2.8 million then outstanding public warrants. Any public warrants not exercised prior to 5:00 p.m., New York City time, on August 30, 2021 were redeemed at that time for $0.01 per warrant. The public warrants were exercisable at a price of $11.50 per share. Of the total of 2.8 million warrants outstanding on July 28, 2021, 2.75 million were exercised and cash proceeds generated from these exercised warrants were approximately $31.7 million. Pursuant to the terms of the agreements governing the rights of the holders of the public warrants, the Company redeemed the remaining unexercised and outstanding 19,744 public warrants on August 30, 2021 for a redemption price of $0.01 per public warrant.
As of September 30, 2021, there were no outstanding private or public warrants.

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

The following table sets forth the activity for the 2018 Stock Plan, including the conversion of the vested and unvested options, for the nine months ended September 30, 2021:

Options Outstanding, in thousands
Balance at December 31, 2019	2,734
Cashed out	(829)
Forfeited	(19)
Balance at March 31, 2020 (prior to exchange ratio conversion)	1,887
Converted vested balance	4,314
Converted unvested balance	364
Balance at March 6, 2020 (post to exchange ratio conversion)	4,678
Exercised in 2020	(28)
Forfeited/Cancelled in 2020	(50)
Options Outstanding as of December 31, 2020	4,600
Exercised in quarter ended March 31, 2021	(37)
Forfeited/Cancelled in quarter ended March 31, 2021	(11)
Options Outstanding as of March 31, 2021	4,552
Exercised in quarter ended June 30, 2021	(257)
Forfeited/Cancelled in quarter ended June 30, 2021	(3)
Options Outstanding as of June 30, 2021	4,291
Exercised in quarter ended September 30, 2021	(687)
Forfeited/Cancelled in quarter ended September 30, 2021	(1)
Options Outstanding as of September 30, 2021	3,603
As of September 30, 2021, a total of 0.07 million shares were forfeited, and 1.01 million shares were exercised for the total proceeds of $2.1 million in cash and 0.25 million shares net withheld for exercise price and taxes. The number of shares exercisable as of September 30, 2021 was 3.5 million with the average exercise price $3.54 per share. The intrinsic value of the 3.6 million total outstanding shares of 2018 Plan Options as of September 30, 2021, was $92.5 million with the remaining contractual term of 7.23 years. The unrecognized compensation expenses related to 2018 Plan options as of September 30, 2021 was $0.2 million, net of forfeitures, to be expensed on a straight-line basis over 1.93 years.

2020 Equity Incentive Plan
Effective March 5, 2020, our board of directors approved an equity incentive plan (the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 16.3 million Incentive Stock Options, Non-Statutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units (“PSUs”), and Performance Shares (“PSAs”) (collectively, the “Awards”) to employees, directors, and consultants of the Company. Our board of directors or any committee appointed by the board has the authority to grant Awards. During the quarter ended September 30, 2021, our board of directors granted 0.32 million NSOs and 0.04 million RSUs. The following table represent the number of shares available for grants from 2020 Equity Incentive Plan (in thousands):

Available for grant
Available for grant, December 31, 2020	9,881
Options granted	(546)
RSU granted	(47)
PSU granted (100% target)	(566)
Options, RSUs, and PSUs forfeited	669
Traded for taxes (returned to the pool)	1,513
Available for grant, September 30, 2021	10,904
Stock Options
The total of 0.32 million NSOs shares granted during the quarter ended September 30, 2021 from 2020 Equity Incentive Plan are subject to the following time-based vesting conditions: one-fourth of the NSOs will vest on one year after the grant date; and thereafter one-sixteenth of the NSOs will vest each subsequent three-month anniversary. The NSOs have a 10-year expiration term, and once the NSOs are vested, the recipients have the right to purchase the Company’s stock at a fixed exercise price.
The grant date fair value of each NSO was estimated on the date of grant using the Black-Scholes-Merton option pricing model. The key assumptions for 2021 grants are provided in the following table.

2021
Dividend yield	0%
Expected volatility	40%
Risk-free interest rate	0.87%
Expected term in years	6.11
Grant date fair value of common stock	$18.60
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

The following table summarizes option activity for the nine months ended September 30, 2021 (shares in thousands):

	Shares	Price (1)	Term (2)
Options outstanding as of December 31, 2020 (2020 Plan)	1,942	$8.38	9.22
Options granted	546	$18.60
Options exercised	(102)	$8.20
Options forfeited	(345)	$8.67
Options outstanding as of September 30, 2021 (2020 Plan)	2,041	$11.08	8.85
(1)Represents the weighted average exercise price
(2)Represents weighted average remaining contractual term
0.49 million shares of 2020 NSO grants were vested and outstanding as of September 30, 2021. The aggregated fair value of 0.55 million NSOs granted during the nine months ended September 30, 2021 was $4.0 million or $7.35 per share. The intrinsic value of the 2.0 million total outstanding shares of 2020 Plan Options as of September 30, 2021, was $37.0 million. The total unrecognized compensation expenses related to 2020 Stock Plan options as of September 30, 2021 was $6.9 million to be expensed on a straight-line basis over the remaining 2.97 years.
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
For the quarter ended September 30, 2021, approximately 0.08 million shares were issued upon vesting of the RSUs to the executives and 0.08 million shares were withheld to cover $2.1 million of employees’ tax obligations. The following table summarizes RSU activity for the nine months ended September 30, 2021(in thousands):

Shares
RSUs outstanding as of December 31, 2020 (2020 Plan)	2,996
RSUs granted	47
RSUs released	(1,068)
RSU forfeited	(291)
RSUs outstanding as of September 30, 2021	1,683
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of September 30, 2021 was $13.6 million to be expensed on a straight-line basis over 1.9 years.
Performance Stock Units
On March 2, 2021, the Company granted 0.5 million Performance Stock target shares under the 2020 Stock Plan with the maximum payout capped at 300%. The performance goals for these grants consist of:
1)Year-over-year growth in non-retail revenue for the Performance Period, which is Fiscal Year 2021, expressed as a percentage increase over the fiscal year 2020 non-retail revenue (“Revenue Growth”), and
2)Contribution Margin for the Performance Period as a percentage of Non-Retail revenue for the Performance Period.
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

Performance shares will be certified and vested no later than March 1, 2022 with the payout shortly after. As of September 30, 2021, the Company assessed the vesting of the Performance Share Units as probable and the payout is estimated at 272% of the target goal. Stock-based compensation expense related to Performance Stock Units granted in 2021 was $13.1 million for the nine months ended September 30, 2021. The unrecognized expense for PSUs as of September 30, 2021, was $9.7 million.
Stock-Based Compensation Expense
The Company classifies awards issued under the stock-based compensation plans as equity. Total compensation expense for the three months ended September 30, 2021 and 2020 was $9.1 million and $5.1 million respectively. Employee stock-based compensation recognized was as follows (in thousands):

	Three months ended September 30, 2021		Nine months ended September 30,
	2021	2020	2021	2020
Cost of revenue	$173	$66	$433	$740
Engineering, research, and development	799	621	1,970	1,678
Sales and marketing	963	808	2,207	2,545
General and administrative	7,178	3,631	16,849	8,621
Total stock-based compensation	$9,113	$5,126	$21,459	$13,584
As of September 30, 2021, there was approximately $30.3 million of unrecognized stock-based compensation expense.
Note 11 — Earnings per share
The Company computed earnings per share (“EPS”) in conformity with the two-class method required for participating securities. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. The Company allocated income between its common and preferred shareholders only for the periods the preferred stock was outstanding, which was January 1, 2020 to March 4, 2020. There was no preferred stock outstanding from March 5, 2020 to September 30, 2021. As the Company was in a net loss position for the periods between January 1, 2020 to March 4, 2020 and March 5, 2020 to September 30, 2021, the net loss was allocated entirely to common shareholders.
All participating securities are excluded from basic weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted stock units, performance stock units, warrants, and convertible preferred securities. The dilutive effect of potentially dilutive securities is reflected in diluted EPS in order of dilution and by application of the treasury stock method and the if-converted method for stock-based compensation and convertible preferred securities, respectively.

The following table sets forth the computation of basic and diluted EPS of common stock as follows (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted loss per share
Net loss	$(549)	$(1,117)	$(4,094)	$(7,879)

Denominator for basic and diluted loss per share
Weighted-average shares outstanding – basic and diluted	62,610	49,651	56,280	43,074

Net income/(loss) per share
Basic	$(0.01)	$(0.02)	$(0.07)	$(0.18)
Diluted	$(0.01)	$(0.02)	$(0.07)	$(0.18)
The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three months ended September 30,		Nine months ended September 30,
Potential common shares (in ‘000s)	2021	2020	2021	2020
Convertible preferred stock	—	—	—	1,048
Stock options to purchase common stock	6,486	6,467	7,088	8,676
Restricted stock units	1,840	2,963	3,042	2,993
Performance stock units	1,452	1,292	1,452	1,292
Warrants to purchase common stock	4,208	11,347	11,347	11,347
Total	13,986	22,069	22,929	25,356

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
Note 13 — Subsequent events
The Company performed its subsequent event procedures through November 4, 2021, the date these condensed consolidated financial statements were issued. In October 2021 the Company finalized its Business Combination post-Close share adjustment. As a result of this additional 0.1 million shares were issued and 0.9 million shares were released from escrow. Please refer to Note 3 for details.

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
We are a former blank check company that completed our initial public offering on October 4, 2018. In March 2020, Grid Dynamics, formerly known as ChaSerg Technology Acquisition Corp (“ChaSerg”), completed its acquisition of Grid Dynamics International, Inc. (“GDI”) pursuant to the business combination agreement dated November 13, 2019 (the “Business Combination”). In conjunction with the completion of the Business Combination, ChaSerg was renamed as Grid Dynamics Holdings, Inc.
The Business Combination was accounted for as a reverse recapitalization for which GDI was determined to be the accounting acquirer. Outstanding shares of GDI were converted into our common shares, presented as a recapitalization, and the net assets of ChaSerg were acquired at historical cost, with no goodwill or other intangible assets recorded.

The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three months ended September 30,
(dollars in thousands, except per share data)	2021		2020
		% of revenue		% of revenue
Revenues	$57,933	100.0%	$26,332	100.0%
Gross profit	25,266	43.6%	11,154	42.4%
Income/(loss) from operations	1,970	3.4%	(1,671)	(6.3)%
Net loss	(549)	(0.9)%	(1,117)	(4.2)%
Comprehensive loss	(635)	(1.1)%	(1,117)	(4.2)%
Diluted loss per share	$(0.01)	n/a	$(0.02)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	12,503	21.6%	4,173	15.8%
Non-GAAP Net Income(1)	7,869	13.6%	2,492	9.5%
Non-GAAP Diluted EPS(1)	$0.11	n/a	$0.05	n/a
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

	Nine months ended September 30,
(dollars in thousands, except per share data)	2021		2020
		% of revenue		% of revenue
Revenues	$144,743	100.0%	$81,157	100.0%
Gross profit	60,400	41.7%	29,358	36.2%
Income/(loss) from operations	1,576	1.1%	(11,892)	(14.7)%
Net loss	(4,094)	(2.8)%	(7,879)	(9.7)%
Comprehensive loss	(4,166)	(2.9)%	(7,879)	(9.7)%
Diluted loss per share	$(0.07)	n/a	$(0.18)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	27,497	19.0%	8,416	10.4%
Non-GAAP Net Income(1)	17,024	11.8%	4,803	5.9%
Non-GAAP Diluted EPS(1)	$0.26	n/a	$0.10	n/a
Recent Developments
In the three months ended September 30, 2021, our revenues of $57.9 million were up 10.3 million or 21.5% in comparison to the three months ended June 30, 2021, and up 120.0% from the three months ended September 30, 2020. Our three months ended September 30, 2021 revenues included $13.8 million in revenue contribution from the acquisitions of Daxx and Tacit. Excluding contribution from acquisitions, in the three months ended September 30, 2021, our revenues of $44.1 million were up $5.7 million or 14.8% in comparison to the three months ended June 30, 2021, and up $17.8 million or 67.3% from the three months ended September 30, 2020 and was the highest revenue quarter in the company’s history. Similar to the last three quarters, in the three months ended September 30, 2021, we witnessed healthy business trends. This is largely reflected in the double-digit sequential growth over the three months ended June 30, 2021. The three months ended September 30, 2021 also marked the fifth consecutive sequential growth quarter since witnessing a bottom in revenues in the three months ended September 30, 2020. During the quarter, we witnessed strong demand from our customers across our industry verticals as digital transformation initiatives take center stage.
During the three months ended September 30, 2021, our largest industry vertical was Retail. At 31.5% of revenue, our Retail vertical was up 43.5% in comparison to the three months ended June 30, 2021, and up 198.2% from the three months ended September 30, 2020. The strong sequential and year-over-year growth was driven by a combination of factors that included ramping of business by Retail customers as they invest in digital transformation initiatives combined with several of our customers enhancing their engagements as they witness improving business trends. Our Technology Media, and Telecom (“TMT”) vertical comprised 30.4% of our revenue, while Consumer Packaged Goods (“CPG”)/Manufacturing, Finance, and Other verticals contributed to 19.3%, 9.0%, and 9.8% respectively. Revenues from our Top 5 customers during the quarter was 42.0%, down from 59.9% in the same quarter year ago. The diversification in our Top 5 customer concentration was driven by a combination of factors that included success in ramping business at new customers and growing business at existing customers, aided by our recent acquisitions.
We continue to focus on revenue diversification by increasing our customer base with new customers’ additions. During the three months ended September 30, 2021, we received revenues from a total of 215 customers, up from 212 customers in the three months ended June 30, 2021 and 42 customers in the three months ended September 30, 2020. Of these, 160 customers came from our recent acquisitions of Tacit and Daxx. Excluding customers from our recent acquisitions, we exited the quarter with 55 paying customers that included 7 new customers added during the three months ended September 30, 2021.
We exited the three months ended September 30, 2021 with $(0.5) million, or (0.9)% in GAAP Net Loss, an improvement from a GAAP Net Loss of $(1.5) million, or (3.1)% in the three months ended June 30, 2021 and a GAAP Net Loss of $(1.1) million, or (4.2)% in the three months ended September 30, 2020. We exited the three months ended September 30, 2021 with $12.5 million, or 21.6% in Non-GAAP EBITDA, up from $9.7 million, or 20.4% in the three months ended June 30, 2021 and $4.2 million, or 15.8% in the three months ended September 30, 2020. The sequential increase in profitability was largely driven by increase in billable personnel and billable work hours combined by contributions from our recent acquisitions of Tacit and Daxx.
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
Starting in March 2020, headwinds to our business from the pandemic were largely centered around our retail customers as many of them witnessed a slowdown in their sales. After witnessing a low point in the month of May 2020, our business has steadily improved as we have added new customers and have grown existing business across industry verticals. We are now facing challenges from COVID-19 such as employee retention and shortage of talent on the job market. We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. Although a significant proportion of our employees continue to work remotely, all our facilities have been opened for employees to work following local government guidelines. We continue to deliver services to our clients in this fashion and this has resulted in minimal disruption in our operational and delivery capabilities.

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
The following table shows the number of Grid Dynamics personnel (including full-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of September 30,
	2021	2020
United States and Mexico	349	249
Central and Eastern Europe(1), U.K. and the Netherlands	2,535	955
Total	2,884	1,204
(1)Includes Ukraine, Russia, Poland, Serbia, and Moldova.
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

Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. Grid Dynamics grew its customer base from 47 customers during nine months of 2020 to 251 customers in the same period of 2021, including 190 customers that were acquired as part of Daxx and Tacit acquisitions. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers.
The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the periods indicated:

	Three Months Ended September 30,
	2021	2020

Total customers (for the period) (1)	215	42
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	9	7
>$2.5 – 5.0 million	5	3
>$1.0 – 2.5 million	19	7
Top five customers	42.0%	59.9%
Top ten customers	58.2%	77.7%
Top five customers	$24,333	$15,782
Top ten customers	$33,728	$20,463
(1)Number of customers acquired as a result of Daxx and Tacit acquisitions for the three months ended September 30, 2021 is 160.

	Nine Months Ended September 30,
	2021	2020

Total customers (for the period) (1)	251	47
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	9	7
>$2.5 – 5.0 million	5	3
>$1.0 – 2.5 million	19	7
Top five customers	44.8%	58.8%
Top ten customers	61.7%	81.2%
Top five customers	$64,817	$47,724
Top ten customers	$89,373	$65,925
(1)Number of customers acquired as a result of Daxx and Tacit acquisitions for the nine months ended September 30, 2021 is 190.
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
In the three and nine months ended September 30, 2021, approximately 23.5%, 12.0% and 5.8% of Grid Dynamics’ $56.0 million and approximately 24.6%, 11.6% and 6.9% of Grid Dynamics’ $143.2 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian ruble, and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 10.6%, 11.8% and 9.8% of Grid Dynamics’ $28.0 million and 10.7%, 14.5%, and 10.0% of Grid Dynamics’ $93.0 million of combined cost of revenue and total operating expenses in the three and nine months ended September 30, 2020. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. For example, in Ukraine, Grid Dynamics generally pays salaries in the current hryvnia equivalent of an agreed U.S. dollar amount, consistent with local requirements. As a result, a significant portion of Grid Dynamics’ exposure to fluctuations in the value of the Ukrainian hryvnia against the U.S. dollar is naturally hedged. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure using financial instruments, it may do so in the future. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.
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
Grid Dynamics defines and calculates its non-GAAP financial measures as follows:
•Non-GAAP EBITDA: Net income/(loss) before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses), and restructuring costs.
•Non-GAAP Net Income: Net income/(loss) adjusted for the impact of stock-based compensation, impairment of goodwill, transaction-related costs, restructuring costs, other income/expenses, net, and the tax impacts of these adjustments.
•Non-GAAP Diluted EPS: Non-GAAP Net income, divided by the diluted weighted-average number of common shares outstanding for the period.
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
GAAP net loss	$(549)	$(1,117)	$(4,094)	$(7,879)
Adjusted for:
Depreciation and amortization	1,420	662	3,520	1,896
Provision/(benefit) for income taxes	2,633	(99)	4,655	(3,594)
Stock-based compensation	9,113	5,126	21,459	13,584
Transaction and transformation-related costs (1)	—	—	942	3,940
Restructuring costs (2)	—	56	—	888
Other (income)/expenses, net (3)	(114)	(455)	1,015	(419)
Non-GAAP EBITDA	$12,503	$4,173	$27,497	$8,416
(1)Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenue, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.
(2)We implemented a cost reduction plan during first quarter of 2020. During the three and nine months ended September 30, 2020, we incurred restructuring and severance charges of $0.1 million and $0.9 million, respectively, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses during the three and nine months ended September 30, 2021.
(3)Other expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks.

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
GAAP net loss	$(549)	$(1,117)	$(4,094)	$(7,879)
Adjusted for:
Stock-based compensation	9,113	5,126	21,459	13,584
Transaction and transformation-related costs (1)	—	—	942	3,940
Restructuring costs (2)	—	56	—	888
Other (income)/expenses, net (3)	(114)	(455)	1,015	(419)
Tax impact of non-GAAP adjustments (4)	(581)	(1,118)	(2,298)	(5,311)
Non-GAAP Net Income	$7,869	$2,492	$17,024	$4,803
Non-GAAP Diluted EPS(5)	$0.11	$0.05	$0.26	$0.10
Number of shares used in the Non-GAAP Diluted EPS	69,494	52,317	64,361	46,734
(1)Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenue, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.
(2)We implemented a cost reduction plan during first quarter of 2020. During the three and nine months ended September 30, 2020, we incurred restructuring and severance charges of $0.1 million and $0.9 million, respectively, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses during the three and nine months ended September 30, 2021.
(3)Other expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks.
(4)Reflects the estimated tax impact of the non-GAAP adjustments presented in the table.
(5)Non-GAAP Diluted EPS is calculated by dividing Non-GAAP Net Income/(Loss) by the diluted weighted-average shares outstanding. From the three months ended December 31, 2020 onwards, we have chosen to calculate its Non-GAAP Diluted EPS based on the diluted share count even in net GAAP loss situation. This methodology differs from the prior approach when we applied the basic share count in situations of a net GAAP loss and a positive non-GAAP net income. Management believes that the new methodology provides better representation of the company’s financial results as it takes into account the significance of the dilutive impact from any outstanding equity instruments in a GAAP net loss/non-GAAP Net income situation.
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
Results of Operations
The three and nine months ended September 30, 2021compared to the three and nine months ended September 30, 2020
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended September 30,
(unaudited, in thousands, except percentages)	2021	2020	Change
Revenue	$57,933	$26,332	$31,601	120.0%
Cost of revenue	32,667	15,178	17,489	115.2%
Gross profit	25,266	11,154	14,112	126.5%
Engineering, research, and development	2,132	2,076	56	2.7%
Sales and marketing	4,073	2,245	1,828	81.4%
General and administrative	17,091	8,504	8,587	101.0%
Total operating expense	23,296	12,825	10,471	81.6%
Profit/(loss) from operations	1,970	(1,671)	3,641	(217.9)%
Other income/(expenses), net	114	455	(341)	(74.9)%
Profit/(loss) before income taxes	2,084	(1,216)	3,300	(271.4)%
Provision/(benefit) for income taxes	2,633	(99)	2,732	(2,759.6)%
Net loss	(549)	(1,117)	568	(50.9)%
Foreign currency translation adjustments, net of tax	(86)	—	(86)	n.m.
Comprehensive loss	$(635)	$(1,117)	$482	(43.2)%
n.m. = not meaningful.

	Nine Months Ended September 30,
(unaudited, in thousands, except percentages)	2021	2020	Change
Revenue	$144,743	$81,157	$63,586	78.3%
Cost of revenue	84,343	51,799	32,544	62.8%
Gross profit	60,400	29,358	31,042	105.7%
Engineering, research, and development	5,687	7,193	(1,506)	(20.9)%
Sales and marketing	9,942	7,451	2,491	33.4%
General and administrative	43,195	26,606	16,589	62.4%
Total operating expense	58,824	41,250	17,574	42.6%
Income/(loss) from operations	1,576	(11,892)	13,468	(113.3)%
Other expenses, net	(1,015)	419	(1,434)	(342.2)%
Income/(loss) before income taxes	561	(11,473)	12,034	(104.9)%
Provision/(benefit) for income taxes	4,655	(3,594)	8,249	(229.5)%
Net loss	(4,094)	(7,879)	3,785	(48.0)%
Foreign currency translation adjustments, net of tax	(72)	—	(72)	n.m.
Comprehensive loss	$(4,166)	$(7,879)	$3,713	(47.1)%
Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Three Months Ended September 30,
(unaudited, in thousands, except percentages)	2021	% of revenue	2020	% of revenue
Technology, Media and Telecom	$17,597	30.4%	$12,637	48.0%
Retail	18,271	31.5%	6,127	23.3%
CPG/Manufacturing	11,208	19.3%	3,357	12.7%
Finance	5,224	9.0%	3,091	11.7%
Other	5,633	9.8%	1,120	4.3%
Total	$57,933	100.0%	$26,332	100.0%

	Nine Months Ended September 30,
(unaudited, in thousands, except percentages)	2021	% of revenue	2020	% of revenue
Technology, Media and Telecom	$48,123	33.2%	$34,689	42.7%
Retail	39,850	27.5%	26,226	32.3%
CPG/Manufacturing	29,832	20.6%	8,012	9.9%
Finance	12,733	8.8%	10,646	13.1%
Other	14,205	9.9%	1,584	2.0%
Total	$144,743	100.0%	$81,157	100.0%
Revenue. Revenue increased by $31.6 million, or 120.0%, to $57.9 million in the three months ended September 30, 2021 from $26.3 million in the three months ended September 30, 2020. Revenue increased by $63.6 million, or 78.3%, to $144.7 million in the nine months ended September 30, 2021 from $81.2 million in the nine months ended September 30, 2020. The year- over- year increases, both on a three month and nine-month basis, were largely driven by the improved business conditions as the company recovered from the impact of COVID-19 that resulted in increased billable headcount and billable hours. Additionally, the acquisitions of Daxx and Tacit contributed to the year-over-year growth, both on a three month and nine-month basis. Combined, these two acquisitions contributed a total of $13.8 million and $29.7 million during the three and nine months ended September 30, 2021, respectively.

Cost of Revenue and Gross Profit. Cost of revenue increased by $17.5 million, or 115.2%, to $32.7 million in the three months ended September 30, 2021 from $15.2 million in the three months ended September 30, 2020 largely from increased costs of personnel to support higher revenue. Cost of revenue increased by $32.5 million, or 62.8%, to $84.3 million in the nine months ended September 30, 2021 from $51.8 million in the same period of September 30, 2020, largely from increased costs of personnel to support higher revenue offset by lower expenses, such as travel related expenses and retention bonuses.
Gross profit increased by $14.1 million, or 126.5%, to $25.3 million in the three months ended September 30, 2021 from $11.2 million in the three months ended September 30, 2020. Gross margin (gross profit as a percentage of revenue) increased by 1.2 percentage points to 43.6% in the three months ended September 30, 2021 from 42.4% in the three months ended September 30, 2020. Gross profit increased by $31.0 million, or 105.7%, to $60.4 million in the nine months ended September 30, 2021 from $29.4 million in the nine months ended September 30, 2020. Gross margin (gross profit as a percentage of revenue) increased by 5.5 percentage points to 41.7% in the nine months ended September 30, 2021 from 36.2% in the same period of 2020. The increase in gross margins, both on a three-month and nine-month basis, was largely driven by a combination of increased billable workforce utilization and greater mix shift towards offshore delivery locations. Additionally, in the three and nine months ended September 30, 2020, our business was severely impacted by COVID-19 which resulted in a significant proportion of our workforce becoming non-billable resulting in lower gross margins in comparison to the same period of 2021.
Engineering, Research and Development. Engineering, research and development expenses remained on the same level in the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, engineering, research and development expenses decreased by 20.9% to $5.7 million from $7.2 million during the nine months ended September 30, 2020. The decrease was primarily due to greater utilization of our personnel towards billable engagements and decrease in retention bonuses.
Sales and Marketing. Sales and marketing expenses increased by $1.8 million, or 81.4% to $4.1 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased by 2.5 million, or 33.4% during nine months ended September 30, 2021 compared to the same period of 2020. The increase on a three month and nine month basis was mainly due to increase in sales personnel, sales initiatives, and increase in wages in 2021.
General and Administrative. General and administrative expenses increased by $8.6 million or 101.0% to $17.1 million in the three months ended September 30, 2021 and increased by $16.6 million, or 62.4%, to $43.2 million in the nine months ended September 30, 2021. The increase on a three month and nine month basis was mainly due to increase in stock-based compensation, increase in wages and bonuses, increase in legal and professional fees due to the recent acquisition of Tacit in May of 2021, additional expenses from facilities, and increase in amortization of intangibles. General and administrative expenses accounted for 29.5% and 29.8% of Grid Dynamics’ revenue in the three and nine months ended September 30, 2021 respectively, a decrease from 32.3% and 32.8% in the three month and nine months ended September 30, 2020, respectively.
Other Income/(Expenses), Net. Other expenses decreased by $0.3 million for the three months ended September 30, 2021 in comparison to the three months ended September 30, 2020. The decrease was primarily due to adjustment to the final Daxx earnout of $0.4 million. On a nine month ended September 30, 2021 basis, Other expense increased by $1.4 million compared to Other expense, net during the same period of 2020 mainly due to changes in the fair value of private warrants of $1.0 million in the nine months ended September 30, 2021.
Provision/(Benefit) for Income Tax. During the three months ended September 30, 2021 we recognized a provision for income tax of $2.6 million compared to benefit for income tax of $(0.1) million in the same period of 2020. The difference in tax provision was attributable mainly to Section 162(m) compensation deduction limitations partially offset by stock-based compensation excess tax benefit. Additionally, the United Kingdom’s (“UK”) recently enacted Finance Act 2021 has increased its corporate tax rate to 25% for companies with profits exceeding 250,000 pounds, effective beginning April 01, 2023. As a result of this change in tax law, the Company remeasured its UK deferred taxes which resulted in a $0.5 million discrete tax expense in the three months ended June 30, 2021. Provision for income tax was $4.7 million in the nine months ended September 30, 2021 compared to benefit for income tax of $(3.6) million in the nine months ended September 30, 2020.
During three and nine months ended September 30, 2021, we recognized net loss of $(0.5) million and $(4.1) million, respectively, compared to net loss of $(1.1) million and $(7.9) million in the same periods of 2020 due to the reasons stated above.

Liquidity and Capital Resources
Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations, and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $199.3 million as of September 30, 2021 is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.
As of September 30, 2021, Grid Dynamics had cash and cash equivalents amounting to $199.3 million (compared to $112.7 million at December 31, 2020). Of this amount, $6.8 million was held outside the United States, namely in Russia, Ukraine, Poland, Serbia, the Netherlands, UK, Mexico, Moldova, and Singapore (compared to $3.1 million as of December 31, 2020). As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Russia, Ukraine, Poland, Moldova, Serbia, and Mexico may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States.
On July 6, 2021, Grid Dynamics closed a follow-on public offering of common stock that resulted in $78.3 million net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
Grid Dynamics does not have any debt outstanding as of September 30, 2021 and or December 31, 2020.
Our performance stock units, or PSUs, vested upon the satisfaction of a performance-based vesting condition. The compensation committee of our board of directors certified that the performance conditions of the PSUs were met, and PSUs were released on February 12, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.75 million shares were net withheld to cover $10.7 million employees’ tax withholding obligations. In the nine months ended September 30, 2021, approximately 1.1 million shares underlying RSUs held by our officers vested. Upon vesting of the RSUs, approximately 0.6 million shares were released, and 0.5 million shares were net withheld to cover the employees’ tax withholding obligations. We have determined that our policy will be to require individuals to withhold to cover taxes, so approximately 52% of the vested shares were withheld on the settlement date, with the equivalent value being paid by us from our working capital. The total net tax withholding obligations for the nine months ended September 30, 2021 were approximately $23.3 million in the aggregate for the option exercises, RSU and PSU releases. The next vesting events for our RSUs will occur during the fourth quarter of 2021, at which time approximately 0.16 million shares underlying RSUs held by our officers and employees will vest and settle into shares of our common stock. We currently expect that at the current market price of $29.0 the tax obligation will amount to $2.3 million

Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Nine Months Ended September 30,
(unaudited, in thousands)	2021	2020
Net cash provided by/(used in) operating activities	$14,655	$2,998
Net cash used in investing activities	$(33,601)	$(1,607)
Net cash provided by financing activities	$105,570	$82,946
Effect of exchange rate changes on cash and cash equivalents	$(72)	$—
Net increase in cash and cash equivalents	$86,552	$84,337
Cash, cash equivalents (beginning of period)	$112,745	$42,189
Cash, cash equivalents (end of period)	$199,297	$126,526
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2021 increased by $11.7 million to $14.7 million from $3.0 million provided by in the same period of 2020, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges). The key reasons for the increase in cash operating profit in the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020, were higher levels of revenue and greater billable utilization resulting in higher profitability.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2021 was $(33.6) million. which primarily reflects the acquisition of Tacit, compared to $(1.6) million used in the same period in 2020 reflecting mainly capital expenditures for computer hardware, related equipment and software.
Financing Activities. Net cash provided by financing activities was $105.6 million in the nine months ended September 30, 2021, reflecting the equity offering and warrant exercise proceeds. Net cash provided by financing activities was $82.9 million in the nine months ended September 30, 2020, reflecting primarily the proceeds from the Business Combination.
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
Critical Accounting Policies
Grid Dynamics management’s discussion and analysis of our financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires Grid Dynamics to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. Grid Dynamics considers an accounting judgment, estimate or assumption to be critical when (1) an estimate or assumption is complex in nature or requires a high degree of judgment, and (2) the use of different judgments, estimates and assumptions could have a material impact on Grid Dynamics’ condensed consolidated financial statements. There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 5, 2021, that have had a material impact on our condensed consolidated financial statements and related notes.
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
In the three months ended September 30, 2021, approximately 23.5%, 12.0% and 5.8% of Grid Dynamics’ $56.0 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian ruble, and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 10.6%, 11.8% and 9.8% of Grid Dynamics’ $28.0 million of combined cost of revenue and total operating expenses in the three months ended September 30, 2020.
In the three months ended September 30, 2021:
•a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $0.7 million decrease in income from operations.
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.4 million decrease in income from operations.

In the three months ended September 30, 2020:
•a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $0.4 million decrease in income from operations.
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.3 million decrease in income from operations.
In the nine months ended September 30, 2021, approximately 24.6%, 11.6% and 6.9% of Grid Dynamics’ $143.2 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian ruble, and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 10.7%, 14.5%, and 10.0% of Grid Dynamics’ $93.0 million of combined cost of revenue and total operating expenses in the nine months ended September 30, 2020.
In the nine months ended September 30, 2021:
•a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $1.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $1.9 million decrease in income from operations.
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.9 million n increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.1 million decrease in income from operations.
In the nine months ended September 30, 2020:
•a 10% decrease in the value of the Russian ruble against the U.S. dollar would have resulted in a $1.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the ruble’s value would have resulted in a $1.5 million decrease in income from operations.
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.8 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.0 million decrease in income from operations.
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

Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:
•We have a relatively short operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful and may adversely impact our stock price.
•We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.
•Our revenues have historically been highly dependent on a limited number of clients and industries that are affected by seasonal trends, and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
•The impact of the COVID-19 pandemic has and may continue to affect our overall financial performance, business operations, and stock price.
•Our revenues are highly dependent on clients primarily located in the U.S. Any economic downturn in the U.S. or in other parts of the world, including Europe, or disruptions in the credit markets may have a material adverse effect on our business, financial condition and results of operations.
•We face intense competition.
•Damage to our reputation may adversely impact our ability to generate and retain business.
•Our failure to successfully attract, hire, develop, motivate and retain highly skilled personnel could have a significant adverse effect on our business, financial condition, and results of operations.
•Our business operations may be severely disrupted if we lose the services of our senior executives and key employees.
•Failure to adapt to changing technologies, methodologies, and evolving industry standards may have a material adverse effect on our business, financial condition, and results of operations.
•Security breaches, system failures or errors, and other disruptions to our network could result in disclosure of confidential information and expose us to liability, which would cause our business and reputation to suffer.
•Undetected software design defects, errors or failures may result in loss of business or in liabilities that could have a material adverse effect on our reputation, business and results of operations.

•Acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations, we may not achieve the financial and strategic goals that were contemplated at the time of a transaction, and we may be exposed to claims, liabilities and disputes as a result of the transaction that may adversely impact our business, operating results and financial condition.
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
Continued growth and expansion are currently increasing, and in the future may increase challenges we face in recruiting, training and retaining sufficiently skilled professionals and management personnel, maintaining effective oversight of personnel and delivery centers, developing financial and management controls, coordinating effectively across geographies and business units, and preserving our culture and values. Failure to manage growth effectively could have a material adverse effect on the quality of the execution of our engagements, our ability to attract and retain IT professionals, as well as our business, financial condition and results of operations.
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
Our revenues have historically been highly dependent on a limited number of clients. In the three months ended September 30, 2021 and 2020, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 58.2% and 77.7% of our revenue from our 10 largest clients during the three months ended September 30, 2021 and 2020, respectively, and approximately 61.7% and 81.2% of our revenue from our 10 largest clients during nine months ended September 30, 2021 and 2020, respectively. Our top two clients each accounted for greater than 10% of our revenue for the three and nine months ended September 30, 2021 and 2020, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top two industry verticals: technology and retail. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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

From March 2020 onwards, we started witnessing the impacts of the COVID-19 pandemic to our revenues, largely as a consequence of the effect of the pandemic on the business conditions at some of our customers’ operations. The impacts have been more pronounced at our customers exposed to the retail vertical where store closures resulted in sales being severely impacted. Although we witnessed recovery in this vertical since bottoming in the second quarter of 2020, some of our retail customers have not come back to pre-COVID level. The impact of the pandemic to other verticals of our business has largely been determined by customer-specific dynamics. The ongoing COVID-19 pandemic may pose risks in the future to our business as some of our customers are unable to recover to pre-COVID 19 levels of operation. Examples of the COVID-19 pandemic’s impact to our business have included a temporary scale back to our personnel on projects, our customers placing projects and statements of work (“SOWs”) on temporary hold, and request for longer payment terms. Additionally, because more of our personnel are working remotely, we face increased cyber threats that may affect our systems and networks or those of our clients and contractors, and we anticipate the potential for increased costs to maintain and help secure our infrastructure and data.
Although recent vaccine approvals and rollout have improved the outlook, renewed waves and new variants pose concerns for the outlook. Growth may be stymied if virus surges (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing or lockdowns are more stringent than anticipated. Slower-than-anticipated progress on medical interventions could dampen hopes of a relatively quick exit from the COVID-19 pandemic and weaken confidence. Specifically, vaccine rollout could suffer delays or be uneven, widespread hesitancy could hamper vaccine take-up, vaccines could deliver shorter-lived immunity than anticipated and advances on therapies could be limited. Intensifying social unrest, including due to higher inequality and unequal access to vaccines and therapies, could further complicate the recovery. Moreover, if policy support is withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further employment and income losses. The ensuing tighter financial conditions could increase rollover risks for vulnerable borrowers, add to the already large number of economies in debt distress, and increase insolvencies among corporations and households.
In the United States, given the widespread impact of the COVID-19 pandemic, substantial governmental support is still required and the recently approved government support may be insufficient for long-term economic sustainability should there be a protracted recovery. Furthermore, in a scenario of investors fleeing the Dollar could result in elevated levels of inflation expectations and interest rates. Additionally, high unemployment could lead to mortgage and rental defaults adding losses to the commercial banking industry, resulting in higher loan-loss provision, tighter lending standards and lending curtailment. If the impacts of the COVID-19 pandemic are materially prolonged, it could result in a cascade of additional corporate filings for bankruptcies, further eroding market confidence and increasing unemployment rates. Together, these uncertainties and risks could have a material adverse impact not only on our financial condition, business and results of operations in the United States, but also on our consolidated financial conditions, business and results of operations.

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
As of September 30, 2021 and December 31, 2020 our allowance for doubtful accounts was $0.3 million and $0.4 million, respectively and we continue to be engaged with all of our customers regarding their ability to fulfill their payment obligations. We continue to review our accounts receivable on a regular basis and have put in place regular review and processes to ensure payments from our customers.
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
Our continued growth and success and operational efficiency is dependent on our ability to attract, hire, develop, motivate and retain highly skilled personnel, including IT engineers and other technical personnel, in the geographically diverse locations in which we operate. In the current environment, competition for highly skilled IT professionals is particularly intense and as a consequence, we are witnessing increasing challenges around employee retention, talent shortages, and attrition rates. While our management targets a voluntary attrition rate (expressed as a percentage) no higher than in the low-twenties, the significant market demand for highly skilled IT personnel and competitors’ activities may induce our qualified personnel to leave and make it more difficult for us to recruit new employees with suitable knowledge, experience and professional qualifications. High attrition rates of IT personnel would increase our operating costs, including hiring and training costs, and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business. Failure to attract, hire, develop, motivate and retain personnel with the skills necessary to serve our clients could decrease our ability to meet and develop ongoing and future business and could materially adversely affect our business, financial condition and results of operations.
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
Development and introduction of new services and products is expected to become increasingly complex and expensive, involve a significant commitment of time and resources, and subject to a number of risks and challenges, including:
•difficulty or cost in updating services, applications, tools and software and in developing new services quickly enough to meet clients’ needs;
•difficulty or cost in making some features of software work effectively and securely over the internet or with new or changed operating systems;
•difficulty or cost in updating software and services to keep pace with evolving industry standards, methodologies, regulatory and other developments in the industries where our clients operate; and
•difficulty or cost in maintaining a high level of quality and reliability as we implement new technologies and methodologies.

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
There are a number of factors relating to our clients that are outside of our control which might lead them to terminate a contract or project with us, including:
•financial difficulties for the client;
•a change in strategic priorities, resulting in elimination of the impetus for the project or a reduced level of technology spending;
•a change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors;
•the replacement by our clients of existing software with packaged software supported by licensors; and
•mergers and acquisitions or significant corporate restructurings.
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
We have significant operations in certain emerging market economies, which creates legal, economic, tax and political risks. Risks inherent in conducting international operations include:
•less established legal systems and legal ambiguities, inconsistencies and anomalies;
•changes in laws and regulations;
•application and imposition of protective legislation and regulations relating to import or export, including tariffs, quotas and other trade protection measures;
•difficulties in enforcing intellectual property and/or contractual rights;
•bureaucratic obstacles and corruption;
•compliance with a wide variety of foreign laws, including those relating to privacy and data protection;
•restrictions on the repatriation of dividends or profits;
•expropriation or nationalization of property;
•restrictions on currency convertibility and exchange controls;
•fluctuations in currency exchange rates;
•potentially adverse tax consequences;
•competition from companies with more experience in a particular country or with international operations;
•civil strife;
•unstable political and military situations; and
•overall foreign policy and variability of foreign economic conditions, including the effects of the COVID-19 pandemic.

The legal systems of Russia, Ukraine, Poland and Serbia, where we have significant operations,as well as Moldova, where we have acquired operations through the Tacit acquisition completed on May 29, 2021, are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services or to which we are a party. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in Russia, Ukraine, Poland and Serbia will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
In 2021, President Joseph R. Biden, released the Made in America Tax Plan that proposed several significant modifications to key provisions, as well as introduced new provisions, to the U.S. internal revenue code. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate.

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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos and Moldovan Leu. We are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three and nine months ended September 30, 2021, approximately 23.5%, 12.0% and 5.8% of Grid Dynamics’ $56.0 million and approximately 24.6%, 11.6% and 6.9% of Grid Dynamics’ $143.2 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian ruble, and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 10.6%, 11.8% and 9.8% of Grid Dynamics’ $28.0 million and 10.7%, 14.5%, and 10.0% of Grid Dynamics’ $93.0 million of combined cost of revenue and total operating expenses in the three and nine months ended September 30, 2020. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
As most of our client projects are performed and invoiced on a time and materials basis, our management tracks and projects billable hours as an indicator of business volume and corresponding resource needs for IT professionals. To maintain our gross profit margins, we must effectively utilize our IT professionals, which depends on our ability to:
•integrate and train new personnel;
•efficiently transition personnel from completed projects to new assignments;
•forecast customer demand for services; and

•deploy personnel with appropriate skills and seniority to projects.
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
While fixed-fee contracts currently represent an small portion of overall revenue for the periods presented, Grid Dynamics expects proportionate revenue from fixed-fee contracts to increase in future periods. In order for our contracts to be profitable, we must be able to accurately estimate our costs to provide the services required by the applicable contract and appropriately price our contracts. Such estimates and pricing structures used by us for our contracts are highly dependent on internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange volatility) and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Due to the inherent uncertainties that are beyond our control, we may underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In select cases, we also offer volume discounts once a client reaches certain contractual spend thresholds, which may lower the reference price for a client or result in a loss of profits if we do not accurately estimate the amount of discounts to be provided. We may not be able to recognize revenues from fixed-fee contracts in the period in which our services are performed, which may cause our margins to fluctuate. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of our contracts, including those caused by factors outside our control, could make these contracts less profitable or unprofitable.
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
Our operating results are dependent on the scale of our projects and the prices we are able to charge for our services. In order to successfully perform larger and more complex projects, we need to establish and maintain effective, close relationships with our clients, continue high levels of client satisfaction and develop a thorough understanding of our clients’ needs. We may also face a number of challenges managing larger and more complex projects, including:
•maintaining high quality control and process execution standards;
•maintaining planned resource utilization rates on a consistent basis;
•using an efficient mix of on-site, off-site and offshore staffing;
•maintaining productivity levels;
•implementing necessary process improvements;
•recruiting and retaining sufficient numbers of highly skilled IT personnel; and
•controlling costs.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the three months ended September 30, 2021 and 2020, Grid Dynamics recorded $9.1 million and $5.1 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. For the nine months ended September 30, 2021 and 2020, Grid Dynamics recorded $21.5 million and $13.6 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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

War, terrorism, other acts of violence, or natural or man-made disasters may affect the markets in which we operate, our clients and our service delivery.
Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man made disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic. Such events may cause clients to delay their decisions on spending for the services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.
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
Some of the additional risks associated with acquiring a business include, but not limited to the following:
•inability to integrate or benefit from acquired technologies or services;
•product synergies, cost reductions, increases in revenue and economies of scale may not materialize as expected;
•the business culture of the acquired entity may not match well with our culture;
•unforeseen delays, unanticipated costs and liabilities may arise when integrating operations, processes and systems in geographies where we have not conducted business;
•unanticipated costs or liabilities associated with the strategic transactions;
•incurrence of transaction-related costs;
•assumption of the existing obligations or unforeseen liabilities of the acquired business;
•difficulty integrating the accounting systems, security infrastructure, operations, and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the current and prospective customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•adverse effects to our existing business relationships with business partners and customers as a result of the strategic transactions;
•unexpected costs may arise due to unforeseen changes in tax, payroll, pension, labor, trade, environmental and safety policies in new jurisdictions where the acquired entity operates;
•difficulty in retaining, motivating and integrating key management and other employees of the acquired business;
•use of resources that are needed in other parts of our business;
•dispute over contingent payments; and
•use of substantial portions of our available cash to consummate the strategic transaction.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the

"Exchange Act") are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.
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
For example, on April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement provided new guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. We reviewed the accounting for both our public warrants and private warrants following the Staff Statement. We determined that the accounting for our public warrants as equity was consistent with the Staff Statement. We determined that our private warrants should be accounted for as liabilities but that the related accounting errors during the year ended December 31, 2020 were not material to the required financial statements and disclosures included in our annual report on Form 10-K filed on March 5, 2021. In the three months ended March 31, 2021, we began accounting for the private warrants correctly, as disclosed in Note 8 in our quarterly report on Form 10-Q filed on May 6, 2021. As of September 30, 2021, we have zero public warrants or private warrants outstanding.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.
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
Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers or other employees to us or our stockholders;
•any action arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or bylaws;
•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; and
•any other action asserting a claim that is governed by the internal affairs doctrine.
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
The price of our common stock may be volatile.
The price of our common stock may fluctuate due to a variety of factors, including:
our ability to effectively service any current and future outstanding debt obligations;
•the announcement the introduction of new products or services, or enhancements thereto, by us or our competitors;
•developments concerning intellectual property rights;
•changes in legal, regulatory and enforcement frameworks impacting our products;
•variations in our and our competitors’ results of operations;
•the addition or departure of key personnel;
•announcements by us or our competitors of acquisitions, investments or strategic alliances;
•actual or perceived data security incidents or breaches;
•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•any delisting of our common stock from NASDAQ due to any failure to meet listing requirements;
•adverse developments from litigation; and
•the general state of the securities market.
These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
As of September 30, 2021, over twenty percent of our outstanding common stock was held by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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
Our certificate of incorporation and bylaws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of our directors and officers;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the requirement that directors may only be removed from our board of directors for cause;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•the requirement that a special meeting of stockholders may be called only by our board of directors, the chairman of our board of directors, or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•the requirement for the affirmative vote of holders of at least a majority of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or our bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.
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

Grid Dynamics Holdings, Inc.

Date: November 4, 2021	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)