Form 10-K
period 2021-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2022-03-03
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-38685
________________________________________________________________
Grid Dynamics Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________________________

Delaware	83-0632724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5000 Executive Parkway, Suite 520
San Ramon, CA

94583

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 523-5000
________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $448.9 million based on the closing price of the registrant’s common stock on June 30, 2021 of $15.03 per share, as reported by the NASDAQ Capital Market (the “NASDAQ”). Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 28, 2022, there were 66,954,362 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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
•the military action launched by Russian forces in Ukraine, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, and the effect of these developments on our business and results of operations; and
•other risks and uncertainties indicated in this Annual Report on Form 10-K, including those set forth in Item 1A, “Risk Factors.”
ii

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
Business Overview
Grid Dynamics is an emerging leader in enterprise-level digital transformations in Fortune 1000 companies. For enterprises that create innovative digital products and experiences, Grid Dynamics offers close collaboration to provide digital transformation initiatives that span strategy consulting, development of early prototypes and enterprise-scale delivery of new digital platforms. Since its inception in 2006 in Menlo Park, California, as a grid and cloud consultancy firm, Grid Dynamics has been on the forefront of digital transformation. Our specialty is working on big ideas like cloud migrations, DevOps, microservices, big data and artificial intelligence (“AI”). Grid Dynamics quickly established itself as a provider of choice for technology and digital enterprise companies.
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
Grid Dynamics believes that the key to its success is a business culture that puts products over projects, client success over contract terms and real business results over pure technical innovation. By leveraging Grid Dynamics’ proprietary processes optimized for innovation, emphasis on talent development and technical expertise, Grid Dynamics has been able to achieve significant growth. In December of 2020 and May of 2021 Grid Dynamics acquired Daxx Web Industries B.V. (“Daxx”) and Tacit Knowledge Inc. (“Tacit”), respectively. These two acquisitions diversified our geographical presence, client base, and industry vertical presence.
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
Further, the growing acceptance of the offshore delivery model, beyond the traditional India-based IT services provider, has created significant opportunities for software development service providers delivering from Central and Eastern Europe (“CEE”) as well as Mexico. CEE-based service providers now compete against the largest global IT service providers and are capable of providing complex technology services. Grid Dynamics believes that CEE is increasingly known for the quality of its software development talent, enabled in part by decades of focus on fundamental STEM disciplines in higher education.

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
•Global integration. Demands of modern businesses transcend cultural, political and language boundaries. Grid Dynamics builds teams which are transparently distributed across countries, time zones and reporting lines. Decisions on hiring, staffing and promotion are all managed centrally from Grid Dynamics’ U.S. offices, allowing Grid Dynamics to optimize for quality rather than convenience.
•Partnership with client. Grid Dynamics demands accountability and ownership of the client’s success, whether or not such success is a contractual matter. Understanding Grid Dynamics clients’ goals and ability to manage such goals across reporting lines is a must for any leadership role within Grid Dynamics.
•Technological innovation. Understanding digital transformation and successfully delivering IT programs is impossible without a strong understanding of emerging technology. Deep knowledge of how new technology, such as cloud, big data and AI, transforms the way corporations develop their businesses is a pre-requisite for leadership roles in Grid Dynamics.
•Education. Grid Dynamics believes that technology changes rapidly, and it is critical for Grid Dynamics' employees to adapt even more rapidly. Grid Dynamics offers many formal and informal training programs, such as Grid University, an online education platform with thousands of hours of training videos, to ensure that professionals can expand and enhance their capabilities.
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
Scalable Engineering
Grid Dynamics believes in strong infrastructure underpinning mission-critical services. From inception, Grid Dynamics' engineers pushed the boundaries of IT performance, developing a strong expertise in distributed systems. Grid Dynamics’ experience in cloud, NoSQL, big data, grid computing and performance engineering helps its clients go beyond the capabilities provided by off-the-shelf products.
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
Verticals
Grid Dynamics has strong vertical-specific domain knowledge backed by extensive experience. By merging technology with business processes, Grid Dynamics delivers tailored solutions in several key industry verticals: Tech, Media and Telecom, Retail, Finance and Consumer Packaged goods (CPG)/manufacturing.
Tech, Media and Telecom
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
The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	For the year ended December 31,
	2021		2020		2019
	(in thousands, except % of revenue)
Tech, Media and Telecom	$67,689	32.0%	$45,362	40.8%	$32,337	27.3%
Retail	61,717	29.2%	33,975	30.5%	67,367	56.9%
Finance	17,515	8.3%	13,589	12.2%	12,479	10.6%
CPG/Manufacturing	43,461	20.6%	14,202	12.8%	4,850	4.1%
Other	20,898	9.9%	4,155	3.7%	1,293	1.1%
Total	$211,280	100.0%	$111,283	100.0%	$118,326	100.0%

Delivery Model and Operating Structure
Our service delivery model involves using an efficient mix of on-site, off-site and offshore staffing. We believe that the combination of our delivery model optimized for co-innovation and the placement of our technology leaders at clients’ premises creates a key competitive advantage that enables us to better understand and meet a client’s diverse needs.
The majority of Grid Dynamics’ engineering personnel is located within Grid Dynamics’ engineering centers in the United States and CEE. As of December 31, 2021, Grid Dynamics had 3,274 full-time and part-time personnel and delivered services from engineering centers located in the following countries:
•United States;
•Mexico;
•Moldova;
•Netherlands;
•Poland;
•Russia;
•Serbia;
•Ukraine;
•United Kingdom.
Grid Dynamics also places its IT professionals at client premises and promotes temporary assignments at client locations.

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
Customers
Grid Dynamics’ client base primarily consists of Fortune 1000 corporations based in North America. With the acquisition of Daxx in December 2020 and Tacit in May 2021, we have gained customers in U.K., North America, as well as Continental Europe and Asia.
Grid Dynamics has a high level of revenue concentration with certain clients. In the years ended December 31, 2021 and 2020 Grid Dynamics top two customers each accounted for 10% or more of Grid Dynamics revenue. In the year ended December 31, 2019 Grid Dynamics top three customers each accounted for 10% or more of Grid Dynamics’ revenue.
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
Grid Dynamics faces competition primarily from:
•emerging mid-cap digital services companies, such as Globant and Endava;
•large global consulting and outsourcing firms, such as Accenture plc, Atos Origin, Capgemini SE, DXC and IBM, and EPAM Systems.
•India-based technology outsourcing IT services providers, such as Cognizant Technology Solutions Corporation, GlobalLogic, HCL Technologies, Infosys Technologies, Mindtree, Sapient, Symphony Technology Group, Tata Consultancy Services Limited, and Wipro;
•in-house IT departments of Grid Dynamics’ clients and potential clients.
Given Grid Dynamics’ focus on complex digital transformation programs, technical employee base and the development and continuous improvement in new software technology, Grid Dynamics believes that it is well positioned to compete effectively in the future.
Human Capital and Employees
People are critical to the success of Grid Dynamics. Accordingly, attracting and retaining personnel is a key factor in Grid Dynamics’ ability to grow revenues and meet its clients’ needs. As of December 31, 2021, Grid Dynamics had 3,274 personnel across nine countries (the U.S., Mexico, the Netherlands, U.K., Poland, Serbia, Moldova, Russia and Ukraine).

Recruitment and Retention
Grid Dynamics hires both for technical skills and cultural fit. The reality of the changing technological landscape demands that our engineering personnel are able to continuously acquire new proficiencies and skills.
Grid Dynamics’ hiring program is driven by demand within current and projected clients. Projections of client demand are constantly reviewed to ensure that we maintain a proper recruiting and training pipeline. The geographical spread helps Grid Dynamics to shorten the time to identify and recruit top technical talent. Grid Dynamics targets the top of technical talent from top technical universities. Majority of Grid Dynamics’ engineering personnel have bachelor or advanced degrees in computer science.
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
Regulations
Due to the industry and geographic diversity of Grid Dynamics’ operations and services, Grid Dynamics’ operations are subject to a variety of laws and regulations in the United States, Mexico, Russia, Ukraine and other European countries. See Item 1A, “Risk Factors—Risks Related to Government Regulations”.
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
•The impact of the military action in Ukraine has affected and may continue to affect our business.
•The impact of the COVID-19 pandemic (and its variants) has and may continue to affect our overall financial performance, business operations, and stock price.
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
•Security breaches and incidents, system failures or errors, and other disruptions to our networks and systems, could result in unauthorized access to, or disclosure or other processing of, confidential information and expose us to liability, which would cause our business and reputation to suffer.
•Undetected software design defects, errors or failures may result in loss of business or in liabilities that could have a material adverse effect on our reputation, business and results of operations.
•War, terrorism, other acts of violence, or natural or manmade disasters may affect the markets in which we operate, our clients and our service delivery.
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

Our revenues have historically been highly dependent on a limited number of clients and industries and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
Our revenues have historically been highly dependent on a limited number of clients. In 2021, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 60.4%, 78.4% and 86.7% of our revenue from our 10 largest clients during the years ended December 31, 2021, 2020 and 2019, respectively. Our top two clients each accounted for 10% or more of our revenue during the years ended December 31, 2021 and 2020, respectively. In the year ended December 31, 2019 our top three customers each accounted for 10% or more of Grid Dynamics’ revenue. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top three industry verticals: technology, retail and manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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

The impact of the military action in Ukraine has affected and may continue to affect our business.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Russia or Ukraine of companies registered in the United States, such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.

We have a significant number of personnel in Ukraine and Russia. We are actively monitoring the security of our personnel and the stability of our infrastructure, including communications and internet availability. We are also executing our business continuity plan and adapting to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure, including reallocating work to other geographies within our global footprint. We are actively working with our personnel and with our customers to meet their needs and to mitigate delivery challenges.

We have no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations and business outlook. We have accelerated hiring in locations outside of the region as part of our business continuity planning and in order to support client demand. In addition, we have implemented plans to move some of our existing personnel to other countries in order to keep them safe and mitigate impacts on our delivery of services to our customers.

The information contained in this section is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.

The impact of the COVID-19 pandemic (and its variants) has and may continue to affect our overall financial performance, business operations, and stock price.
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
In March 2020 we started witnessing the impacts of the COVID-19 pandemic to our revenues, largely as a consequence of the effect of the pandemic on the business conditions at some of our customers’ operations. The impacts varied across our business with it being more pronounced at our retail vertical while the impact at other verticals of our business was largely determined by customer specific dynamics. Since witnessing a low-point in our revenues in the three months ended June 30, 2020, we have consistently grown our quarterly revenues and are generating quarterly revenues higher than our pre-Covid levels. That said, the ongoing COVID-19 pandemic may pose risks in the future to our business as it impacts some of our customers. Examples of the COVID-19 pandemic’s impact to our business have included a temporary scale back to our personnel on projects, our customers placing projects and SOWs on temporary hold, and request for longer payment terms. Additionally, because more of our personnel are working remotely, we face increased cyber threats that may affect our systems and networks or those of our clients and contractors, and we anticipate the potential for increased costs to maintain and help secure our infrastructure and data.
Although vaccine rollouts have improved the outlook of the global economy generally, renewed waves and new variants still pose concerns. Growth and investor confidence may be weakened by a variety of factors, including but not limited to, difficulties in containing the virus and related variants, limited availability of effective vaccines and other medical treatments, and stringent social distancing or lockdowns efforts. In the broader economy, supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID, including in specific geographies, are currently impacting the pace of global economic recovery and outlook, which could adversely affect our business. We are now facing challenges from COVID-19 such as employee retention and shortage of talent on the job market. We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. All of our facilities have been opened for employees to work following local government guidelines. That said, the COVID-19 pandemic has placed restrictions in movement, and the majority of our employees continue to work remotely. Additionally, we have been successful in transitioning the majority of our workforce to work remotely and this has resulted in minimal disruption in our ability to deliver services to our customers.
Our revenues are highly dependent on clients primarily located in the U.S. Any economic downturn in the U.S. or in other parts of the world, including Europe, or disruptions in the credit markets may have a material adverse effect on our business, financial condition and results of operations.
The IT services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. We derive the majority of our revenues from clients in the U.S. In the event of an economic downturn in the U.S. or in other parts of the world, including Europe (where we have gained customers in the Netherlands, Germany and the U.K. through our acquisition of Daxx in December 2020, as well as through our acquisition of Tacit in May 2021, our existing and prospective clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and may have a material adverse effect on our business, financial condition and results of operations. In addition, if a disruption in the credit markets were to occur, it could pose a risk to our business if clients or vendors are unable to obtain financing to meet payment or delivery obligations to us or if we are unable to obtain necessary financing. The COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small, medium as well as large-sized businesses. Although the U.S. government and others throughout the world have or have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether these government actions will be sufficient to successfully avert or mitigate any economic downturn. Any economic downturn resulting from the COVID-19 pandemic and preventative measures taken by governments and private business worldwide could decrease technology spending and negatively affect demand for our offerings, which could materially adversely affect our business, prospects, financial condition and results of operations.
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
Our primary competitors include global consulting and traditional IT service providers such as Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation, Infosys Technologies, Wipro, and digital transformation providers such as EPAM Systems, Inc., Globant S.A., Endava plc, Ciklum, and Andersen Lab. Many of our present and potential competitors have substantially greater financial, marketing and technical resources, and name recognition than we do. Therefore, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of technology and IT services and we may be unable to retain our clients while competing against such competitors. Increased competition as well as our inability to compete successfully may have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our success depends substantially upon the continued services of our senior executives and other key employees. If we lose the services of one or more of such senior executives or key employees, our business operations can be disrupted, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain such personnel or attract and retain such personnel in the future, in which case our business may be severely disrupted.
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

Security breaches and incidents, system failures or errors, and other disruptions to our networks and systems could result in unauthorized access to, or disclosure or other processing of, confidential information and expose us to liability, which would cause our business and reputation to suffer.

We often have access to, or are required to collect, process, transmit, store, or otherwise process, sensitive or confidential client and customer data, including intellectual property, proprietary business information of Grid Dynamics and our clients, and personal information of our clients, customers, employees, contractors, service providers, and others. We use our data centers and networks, and certain networks and other facilities and equipment of our contractors and service providers, for these purposes. Despite our detailed, company-wide, industry standard and best practices-conformant security measures, our information technology and infrastructure may be vulnerable to attacks and disruptions by hackers or other third parties, the introduction of ransomware or other malicious code, or otherwise may be breached or otherwise subject to security incidents or compromises due to human error, phishing attacks, social engineering, zero-day vulnerabilities, malfeasance or other disruptions. During the COVID-19 pandemic, because more of our personnel are working remotely, we face increased risks of such attacks and disruptions that may affect our systems and networks or those of our clients and contractors. Increased risks of such attacks and disruptions also exist because of the significant military action against Ukraine launched by Russia. Any such breach, incident or disruption could compromise our data centers, networks and other equipment and the information stored or processed there could be accessed, disclosed, altered, misappropriated, lost, stolen, rendered unavailable, or otherwise processed without authorization. In addition, any failure or security breach or incident in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition, disclosure, or other processing of sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if Grid Dynamics’ and our contractors’ networks and other facilities and equipment were not compromised.
Our contractors and service providers face similar risks with respect to their facilities and networks used by us, and they also may suffer outages, disruptions, and security incidents and breaches. We cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been breached or otherwise compromised or that they do not contain any exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Breaches and security incidents suffered by us and our contractors and service providers may remain undetected for an extended period. Any such breach, disruption or other circumstance leading to loss, alteration, misappropriation, or unauthorized use, access, acquisition, disclosure, or other processing of sensitive or confidential client or customer data suffered by us or our contractors or service providers, or the perception that any may have occurred, could expose us to claims, litigation, and liability, regulatory investigations and proceedings, cause us to lose clients and revenue, disrupt our operations and the services provided to clients, damage our reputation, cause a loss of confidence in our products and services, require us to expend significant resources designed to protect against further breaches and incidents and to rectify problems caused by these events, and result in significant financial and other potential losses.
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
We rely on software and hardware from various third parties as well as hosted Software as a Service (“SaaS”) applications from third parties to deliver our services and solutions. If any of these software, hardware or SaaS applications become unavailable due to loss of license, extended outages, interruptions, or because they are no longer available on commercially reasonable terms, there may be delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could increase our expenses or otherwise harm our business. Furthermore, any errors or defects in or failures of third-party software, hardware or SaaS applications could result in errors or defects in or failures of our services and solutions, which could be costly to correct and have an adverse effect on our reputation, business, financial condition and results of operations.
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
If we are not able to maintain an effective system of internal control over financial reporting, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price. We cannot provide assurances that material weaknesses, or significant deficiencies, will not occur in the future.
Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us. Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting when we cease qualifying as an “emerging growth company” pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”). We are currently undergoing the expensive and time-consuming work necessary to enable our independent public accounting firm to make such an attestation. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

If material weaknesses or significant deficiencies in internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information in a timely and accurate manner and, as a result, our financial statements may contain material misstatements or omissions.
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
The legal systems of Russia, Ukraine, Poland, Serbia and Moldova are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services or to which we are a party. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in Russia, Ukraine, Poland, Serbia and Moldova will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.

The banking and other financial systems in certain Commonwealth of Independent States (“CIS”) and CEE countries where we operate remain subject to periodic instability and generally do not meet the banking standards of more developed markets. Armed conflict, or the threat of armed conflict, including the significant military action against Ukraine launched by Russia, as well as sanctions targeting banks in the region in response to such military action, could contribute to banking challenges or a banking crisis in these countries. Such events, or a financial crisis or the bankruptcy or insolvency of banks through which we receive, or with which we hold, funds may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business and financial condition.
Furthermore, existing tensions and the emergence of new or escalated tensions in CIS and CEE countries, including the significant military action against Ukraine launched by Russia, has exacerbated and could further exacerbate tensions between such countries and the U.S. Such tensions, concerns regarding information security, and actual and potential imposition of additional sanctions by the U.S. and other countries, or responses by Russia to such additional sanctions, may discourage existing or prospective clients to engage our services, have a negative effect on our ability to develop or maintain our operations in the countries where we currently operate, and disrupt our ability to attract, hire and retain employees. The occurrence of any such event may have a material adverse effect on our business, financial condition and results of operations.
As a result of our acquisition of Tacit in May 2021, we have acquired operations in Guadalajara, Mexico. The laws and regulations in Mexico to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. As a result of amendments in May 2019 to the Mexican Federal Labor Law (Ley Federal del Trabajo) and other related regulations, among other things, new labor authorities and courts were created, new bargaining procedures were implemented and provisions related to employees’ freedom of association and organization, collective bargaining agreements, and rules against labor discrimination were issued or amended. We cannot assure you that these changes will not lead to an increase in litigation, labor activism or increasingly contentious labor relations, which in turn may adversely affect our business, financial condition, results of operations and prospects, particularly in Mexico. These and any other policies, laws and regulations which are further adopted could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
In November 2021, the U.S. House of Representatives passed the legislation commonly known as the Build Back Better Act (the "BBBA") that proposed several significant modifications to key provisions, as well as introduced new provisions, to the U.S. internal revenue code. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate.
Our effective tax rate could be adversely affected by several factors.
We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by, or allocated to, the various jurisdictions in which we operate that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in multiple jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. In particular, there have been significant changes to the taxation systems in CEE countries in recent years as the authorities have gradually replaced or introduced new legislation regulating the application of major taxes such as corporate income tax, value-added tax, corporate property tax, personal income taxes and payroll taxes. Furthermore, any significant changes to the Tax Cuts and Jobs Act (“U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our effective tax rate. Adoption of the BBBA could also materially affect our effective tax rate.
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
The Russian government provides qualified Russian IT companies with substantial tax benefits through a reduced social contribution charge rate program. This program resulted in savings for us of approximately $4.1 million, $1.8 million and $2.3 million in the fiscal years ended December 31, 2021, 2020 and 2019, respectively. Until January 1, 2021 the reduced tax rates for social contributions (16% in total) were a temporary measure. On January 1, 2021 a new law came into force that provides additional support to the IT industry, including among others, a fixed social tax rate of 7.6% compared to 14% previously. Companies must meet certain criteria to be eligible for the new provisions. We started to benefit from the program starting from January 1, 2021. If the Russian government were to change its favorable treatment of Russian IT companies by modifying or repealing its current favorable tax measures, or if we become ineligible for such favorable treatment, it would significantly impact our financial condition and results of operations.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Polish zloty, Russian rubles and Moldovan Leu. We are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the year ended December 31, 2021, approximately 12.5%, 11.9%, and 6.4% of our $211.2 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian rouble, and Polish zloty, respectively, compared to approximately 11.7%, 13.8% and 9.6% of our $126.7 million of combined cost of revenue and total operating expenses denominated in the Ukrainian hryvnia, Russian rouble, and Polish zloty in the year ended December 31, 2020. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” for more information about our exposure to foreign currency exchange rates.
We may be exposed to liability for actions taken by our subsidiaries.
In certain cases, we may be jointly and severally liable for losses of our subsidiaries. Irrespective of incurring liability for losses of our subsidiaries, we may also incur secondary liability and, in certain cases, liability to creditors for obligations of our subsidiaries in certain instances involving bankruptcy or insolvency.
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
If we experience a slowdown or stoppage of work for any client, or on any project for which we have dedicated personnel or facilities, we may be unable to reallocate these personnel or assets to other clients and projects to keep their utilization and productivity levels high. If we are unable to maintain appropriate resource utilization levels, our profitability may suffer.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the years ended December 31, 2021 and 2020, we recorded $33.0 million and $20.0 million, respectively, of stock-based compensation expense related to the grant of stock options and awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic. For example, the significant military action against Ukraine launched by Russia has affected and will further affect our business. Such events may cause clients to delay their decisions on spending for the services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.
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
We continuously review and consider strategic acquisitions of businesses, products or technologies. In December 2020 we acquired Daxx, in May 2021 we acquired Tacit, and we may in the future seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition.
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

For example, the European Union has implemented the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. The GDPR has a significant impact on how businesses can collect and process the personal data of individuals in the European Economic Area (“EEA”). The regulation includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon standard contractual clauses approved by the European Commission (the “SCCs”). The SCCs have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for the transfer and receipt of personal data from the EEA. In the “Schrems II” decision issued by the Court of Justice of the European Union (the “CJEU”) on July 16, 2020, the CJEU deemed the SCCs valid, but ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms must be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based.  Subsequent guidance from EU regulators has stated that in certain cases, the SCCs must be accompanied by the use of supplementary measures. Concerns remain about the potential for the SCCs and other mechanisms to face additional challenges. On June 4, 2021, the European Commission published new SCCs that are required to be implemented. Additionally, the United Kingdom has enacted legislation that substantially implements the GDPR, with a similar penalty structure, and on February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCCs”). If approved by the United Kingdom Parliament, the UK SCCs will become effective March 21, 2022. We may, in addition to other impacts of the Schrems II decision and other developments relating to cross-border transfer, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA, Switzerland, or the United Kingdom to apply different standards to the transfer of personal data from those regions to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from those regions to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective customers in those regions to use our products, and may find it necessary or desirable to make further changes to our handling of personal data of residents of those regions. The regulatory environment applicable to the handling of personal data of residents of the EEA, Switzerland, and the United Kingdom, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and obligations and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, California has enacted legislation that has been described as the first “GDPR-like” law in the U.S. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will modify the CCPA and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney

General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. Other states have also proposed, and in certain aspects enacted, legislation similar to the CCPA. Virginia and Colorado both enacted such laws in 2021. While aspects of the CCPA, CPRA, other state laws, and their interpretations remain to be determined in practice, we are committed to comply with their obligations. We cannot yet fully predict the impact of these laws on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial additional costs and expenses in an effort to maintain compliance on an ongoing basis. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data. For example, under Russian law, all data operators collecting personal data of Russian citizens through electronic communications, including the Internet, must comply with Russian laws regulating the local storage of such data in databases located in the territory of Russia. This law applies not only to local data controllers but also to data controllers established outside Russia to the extent they gather personal data relating to Russian nationals through websites aimed at the territory of Russia.
We have been undertaking measures in an effort to comply with the GDPR, CCPA, CPRA and other applicable privacy and data protection laws and regulations, and our efforts to comply with these laws and regulations may require us to incur substantial operational costs and to require its data handling practices. The costs of our measures designed to comply with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, alter the way we conduct business and/or could otherwise have a material adverse impact on our results of operations. For example, we may find it necessary to establish systems to maintain data originated in certain jurisdictions within those jurisdictions, which may involve substantial expense and distraction from other aspects of our business. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us, may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.
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
In addition, regulatory, judicial or other developments regarding SPACs or companies, such as us, that have merged with a SPAC, could have an adverse effect on us. For example, the SEC has recently issued several statements regarding regulatory matters involving SPACs, and there can be no assurances that future statements or other regulations and legal circumstances unique to SPACs would not have an adverse effect on our business, financial condition and results of operations.
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
•our ability to effectively service any current and future outstanding debt obligations;
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
As of December 31, 2021, over twenty percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
As a result, such stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Facilities
Grid Dynamics currently provides its services through a network of 19 facilities in nine countries. Grid Dynamics’ principal executive offices are located at 5000 Executive Pkwy Suite 520, San Ramon, CA 94583. Grid Dynamics’ offices are located in Plano, Texas, the U.S., as well as Guadalajara, Mexico; Krakow and Wroclaw in Poland; Belgrade in Serbia; Lviv, Kyiv, Kharkiv, and Dnipro in Ukraine; Chisinau, Moldova; Amsterdam, the Netherlands; London, the United Kingdom, and St.

Petersburg and Saratov, Russia. Grid Dynamics leases all of its facilities. Grid Dynamics believes that its existing facilities are adequate to support its existing operations and that it has ample opportunities to expand office space in all current locations to sustain expected growth.
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
Holders of Record
As of February 28, 2022, there were approximately 14 holders of record of our common stock. Because many of our 66,954,362 shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
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
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

None.

Performance Graph
The following chart compares the changes in cumulative total return on our common stock with the changes in cumulative total returns of the S&P 500 and a Peer Group for the period from March 6, 2020 (the date our common stock began trading on the Nasdaq after the ChaSerg Business Combination) through December 31, 2021. The Peer Group includes Accenture Plc (NYSE: ACN), Cognizant Technology Solutions Corp. (NASDAQ: CTSH), Endava plc (NYSE: DAVA), Epam Systems Inc. (NYSE: EPAM), Globant S.A. (NYSE: GLOB), and Infosys Ltd. (NYSE: INFY).The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 22 MONTH CUMULATIVE TOTAL RETURN*

Among Grid Dynamics Holdings, Inc., the S&P 500 Index
and Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
3/6/20
12/20
12/21
Grid Dynamics Holdings, Inc.
S&P 500
Peer Group

*$100 invested on 3/6/20 in stock or 2/29/20 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. [RESERVED]
Not applicable.
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
Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” “GDH,” the “Company,” “we,” “us,” or “our”) is a fast-growing company focused on enterprise-level digital transformations in Fortune 1000 companies. For enterprises that create innovative digital products and experiences, Grid Dynamics offers close collaboration to provide digital transformation initiatives that span strategy consulting, development of early prototypes and enterprise-scale delivery of new digital platforms. Since its inception in 2006 in Menlo Park, California, as a grid and cloud consultancy firm, Grid Dynamics has been on the forefront of digital transformation, working on big ideas like cloud computing, NOSQL, DevOps, microservices, big data and AI, and quickly established itself as a provider of choice for technology and digital enterprise companies.
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

Business Update Regarding Military Action in Ukraine

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Russia or Ukraine of companies registered in the United States, such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.

We have a significant number of personnel in Ukraine and Russia. We are actively monitoring the security of our personnel and the stability of our infrastructure, including communications and internet availability. We are also executing our business continuity plan and adapting to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure, including reallocating work to other geographies within our global footprint. We are actively working with our personnel and with our customers to meet their needs and to mitigate delivery challenges.

We have no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations and business outlook. We have accelerated hiring in locations outside of the region as part of our business continuity planning and in order to support client demand. In addition, we have implemented plans to move some of our existing personnel to other countries in order to keep them safe and mitigate impacts on our delivery of services to our customers.

The information contained in this section is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.

For additional information on the various risks posed by the military action in Ukraine and the impact in the region, please read “Part I. Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Fiscal Year Highlights
The following table sets forth a summary of Grid Dynamics’ financial results for the annual periods indicated:

	Year ended December 31,
	2021		2020		2019
		% of revenue		% of revenue		% of revenue
	(dollars in thousands, except per share data)
Revenues	$211,280	100.0%	$111,283	100.0%	$118,326	100.0%
Gross profit	87,728	41.5%	41,621	37.4%	48,236	40.8%
Income/(loss) from operations	50	—%	(15,448)	(13.9)%	15,625	13.2%
Net income/(loss)	(7,700)	(3.6)%	(12,599)	(11.3)%	10,807	9.1%
Diluted EPS	$(0.13)	n/a	$(0.28)	n/a	0.49	n/a
Non-GAAP Financial Information
Adjusted EBITDA(1)	39,077	18.5%	12,549	11.3%	23,661	20.0%
Non-GAAP Net Income(1)	24,160	11.4%	7,013	6.3%	15,487	13.1%
Non-GAAP Diluted EPS(1)	0.36	n/a	0.14	n/a	0.73	n/a
__________________________
(1)Adjusted EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
In the twelve months ended December 31, 2021 our revenues were $211.3 million, which included $44.9 million from our recent acquisitions of Daxx and Tacit. Organic revenue of $166.4 million for the twelve months ended December 31, 2021 was up from $110.3 million in the same period of 2020. The key reasons for the organic year-over-year increase of 50.8% were increased demand for our services by our customers resulting in increased billable hours combined with revenue contribution from new customers. Our largest vertical, Technology Media & Telecom, continued to grow; in the twelve months ended December 31, 2021 it represented 32.0% of our full year of 2021 revenue and grew by 49.2% on a year-over-year basis. While many customers positively grew on the year-over-year basis, Grid Dynamics’ two largest TMT customers contributed meaningfully.
In the twelve months ended December 31, 2021, our Retail vertical contributed $61.7 million in revenue, up from $34.0 million in revenue in the twelve months ended December 31, 2020. We have been witnessing a steady sequential pick up in business. Furthermore, within our Retail vertical, since the beginning of the pandemic, we have witnessed a shift towards retail customers who have embraced digital and online commerce. This is a contrast to some of our other customers who have not recovered from the impacts of the pandemic, and going forward, we expect that some of them will not recover to pre-COVID levels.
We continue to focus on revenue diversification by increasing our customer base with additions. During the twelve months ended December 31, 2021, our organic and acquisitions combined received revenues from a total of 273 customers.
In the twelve months ended December 31, 2021, our GAAP Net loss was $(7.7) million, or (3.6)% of revenue and Non-GAAP EBITDA was $39.1 million, or 18.5% of revenue. This was down from GAAP Net loss of $(12.6) million, or (11.3)% of revenue and and up from $12.5 million or 11.3% of revenue in Non-GAAP EBITDA in the twelve months ended December 31, 2020. The decrease in GAAP Net Loss and increase in non-GAAP EBITDA on a year-over-year basis was due to a combination of higher levels of revenue and gross profit.
Acquisition of Tacit Knowledge Inc.
On May 29, 2021, we acquired UK based Tacit in an all-cash transaction. Tacit is a global consultancy focused on digital commerce serving customers in the UK, North America, Continental Europe, and Asia. The company serves leading global brands across technology, CPG, financial, and retail markets. The company has approximately 180 employees with engineering centers situated in Moldova and Mexico. The acquisition is augmenting our service offerings and strengthening our competitive position within the market. Additionally, the acquisition is also enabling us to leverage near-shore capabilities with the company’s presence in Mexico.

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
Starting in March 2020, headwinds to our business from the pandemic were largely centered around our retail customers as many of them witnessed a slowdown in their sales. After witnessing a low point in the month of May 2020, our retail business has steadily improved as we have added new customers and have grown existing business across industry verticals. We are now facing challenges from COVID-19 such as employee retention and shortage of talent on the job market. We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate that include suspension of all non-essential travel. Although a significant proportion of our employees continue to work remotely, all our facilities have been opened for employees to work following local government guidelines. We continue to deliver services to our customers in this fashion and this has resulted in minimal disruption in our operational and delivery capabilities.
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
The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of December 31,
	2021	2020	2019
United States and Mexico	386	259	265
Central and Eastern Europe(1), U.K. and the Netherlands	2,888	1,635	1,165
Total	3,274	1,894	1,430
__________________________
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. Excluding Daxx and Tacit, Grid Dynamics grew its customer base from 52 customers in 2020 to 65 customers in 2021. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. Of Grid Dynamics’ customers, two customers each accounted for 10% or more of Grid Dynamics’ revenue in the years ended December 31, 2021 and 2020, respectively, and three customers each accounted for 10% or more of Grid Dynamics’ revenue in the year ended December 31, 2019.
The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the annual periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in thousands, except a number of customers and percentages)
Total customers (for the period) (1)	273	182	40
Of which:
>$5.0 million	9	7	7
>$2.5 - 5.0 million	5	3	3
>$1.0 - 2.5 million	20	7	5
Top five customers	43.9%	55.9%	66.5%
Top ten customers	60.4%	78.4%	86.7%
Top five customers	$92,768	$62,152	$78,715
Top ten customers	$127,564	$87,203	$102,646
__________________________
(1)Number of customers acquired as a result of Daxx and Tacit acquisitions for the years ended December 31, 2021 and 2020 is 208 and 130, respectively.
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
For the twelve months ended December 31, 2021, approximately 12.5%, 11.9%, and 6.4% of Grid Dynamics’ $211.2 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian rouble, and Polish zloty, respectively. Comparatively, for the year ended December 31, 2020 approximately 11.7%, 13.8% and 9.6% of of Grid Dynamics’ $126.7 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian rouble, and Polish zloty, respectively. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. For example, in Ukraine, Grid Dynamics generally pays salaries in the current hryvnia equivalent of an agreed U.S. dollar amount, consistent with local requirements. As a result, a significant portion of Grid Dynamics’ exposure to fluctuations in the value of the Ukrainian hryvnia against the U.S. dollar is naturally hedged. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure through the use of financial instruments, it may do so in the future. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.
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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net income/(loss), the most directly comparable GAAP measure, for the annual periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
GAAP net income/(loss)	$(7,700)	$(12,599)	$10,807
Adjusted for:
Depreciation and amortization	5,049	2,672	2,311
Provision/(benefit) for income taxes	5,248	(2,613)	4,642
Impairment of goodwill	—	—	139
Stock-based compensation	33,036	20,006	2,441
Transaction and transformation-related costs(1)	942	4,407	3,145
Restructuring(2)	—	912	—
Other (income)/expenses, net(3)	2,502	(236)	176
Non-GAAP EBITDA	$39,077	$12,549	$23,661
__________________________
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
(2)During the year ended December 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.9 million, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses during the year ended December 31, 2021.
(3)Other (income)/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks.

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net income/(loss) for the annual periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Net income/(loss)	$(7,700)	$(12,599)	$10,807
Adjusted for:
Impairment of goodwill	—	—	139
Stock-based compensation	33,036	20,006	2,441
Transaction-related costs(1)	942	4,407	3,145
Restructuring(2)	—	912	—
Other (income)/expenses, net(3)	2,502	(236)	176
Tax impact of non-GAAP adjustments(4)	(4,620)	(5,477)	(1,221)
Non-GAAP Net Income	$24,160	$7,013	$15,487
Number of shares used in the Non-GAAP Diluted EPS	67,305	48,778	21,122
Non-GAAP Diluted EPS(5)	$0.36	$0.14	$0.73
__________________________
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
(2)During the year ended December 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.9 million, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses during the year ended December 31, 2021.
(3)Other (income)/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks.
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
Provision for Income Taxes. Grid Dynamics follows the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Grid Dynamics’ effective tax rate was (214.0)%, 17.2%, and 30.1% in the years ended December 31, 2021, 2020 and 2019, respectively. The differences in effective tax rate between the years ended December 31, 2021 and 2020 and 2019 were attributable mainly to stock based compensation excess tax benefit, partially offset by Section162(m) compensation deduction limitations.

Results of Operations
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Year ended December 31,			Change
	2021		2020	Dollars	Percentage
	(in thousands, except percentages)
Revenue	$211,280		$111,283	$99,997	89.9%
Cost of revenue	123,552		69,662	53,890	77.4%
Gross profit	87,728		41,621	46,107	110.8%
Engineering, research, and development	8,459		9,311	(852)	(9.2)%
Sales and marketing	14,457		10,051	4,406	43.8%
General and administrative	64,762		37,707	27,055	71.8%
Total operating expense	87,678		57,069	30,609	53.6%
Income/(loss) from operations	50		(15,448)	15,498	(100.3)%
Other income/(expenses), net	(2,502)		236	(2,738)	(1,160.2)%
Loss before income taxes	(2,452)		(15,212)	12,760	(83.9)%
Provision/(benefit) for income taxes	5,248		(2,613)	7,861	(300.8)%
Net loss	$(7,700)		$(12,599)	$4,899	(38.9)%
Foreign currency translation adjustments, net of tax	(122)		(4)	(118)	2,950.0%
Comprehensive loss	$(7,822)	0	$(12,603)	$4,781	(37.9)%
Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year ended December 31,
	2021		2020		2019
		% of revenue		% of revenue		% of revenue
	(dollars in thousands)
Tech, Media and Telecom	$67,689	32.0%	$45,362	40.8%	$32,337	27.3%
Retail	61,717	29.2%	33,975	30.5%	67,367	56.9%
Finance	17,515	8.3%	13,589	12.2%	12,479	10.6%
CPG/Manufacturing	43,461	20.6%	14,202	12.8%	4,850	4.1%
Other	20,898	9.9%	4,155	3.7%	1,293	1.1%
Total	$211,280	100.0%	$111,283	100.0%	$118,326	100.0%
Revenue. Revenue increased by $100.0 million, or 89.9%, to $211.3 million in 2021 from $111.3 million in 2020. In 2021, we witnessed growth across all our verticals in comparison to 2020. Additionally, our Retail vertical, which declined in 2020 in comparison to 2019, witnessed increase in 2021. Growth was also driven by contributions from our acquisitions of Daxx and Tacit which we acquired in December of 2020 and May of 2021, respectively. For the year ended December 31, 2021, retail revenues were $61.7 million, up from $34.0 million in the same period a year ago. The 81.7% year-over-year increase in retail revenues was driven by combination of factors that include adding new customers and increase in revenue from the existing customers. Additionally, Grid Dynamics’ top ten customers contributed $127.6 million and $87.2 million to revenue for the years ended December 31, 2021 and 2020, respectively, in the aggregate accounting for $40.4 million of the increase. The remainder of the other industry verticals increase reflected growth in revenue from new customers (i.e., customers for which Grid Dynamics performed services for the first time during the period) and other existing customers.
Cost of Revenue and Gross Profit. Cost of revenue increased by $53.9 million, or 77.4%, to $123.6 million in 2021 from $69.7 million in 2020 largely from increased costs of personnel to support higher revenue offset by lower expenses, such as travel related expenses and retention bonuses.
Gross profit increased by $46.1 million, or 110.8%, to $87.7 million in 2021 from $41.6 million in 2020. Gross margin (gross profit as a percentage of revenue) increased to 41.5% in the year ended December 31, 2021 from 37.4% in the year ended December 31, 2020. The gross margin increase was attributable to a combination of increased levels of business resulting in higher revenue, favorable mix-shift towards offshore delivery locations, and improving engineering workforce utilization.
Engineering, Research and Development. Engineering, research and development expenses decreased by $(0.9) million to $8.5 million in the year ended December 31, 2021, a (9.2)% decrease from $9.3 million in the year ended December 31, 2020. The decrease in R&D expenses was largely due to the wind down of R&D programs initiated during the period of the pandemic in 2020 and their replacement with the new R&D initiatives.
Sales and Marketing. Sales and marketing expenses increased by $4.4 million, or 43.8%, to $14.5 million in the year ended December 31, 2021 from $10.1 million in the year ended December 31, 2020. Sales and marketing expenses accounted for 6.8% of Grid Dynamics’ revenue in the year ended December 31, 2021 compared to 9.0% in the year ended December 31, 2020, a decrease of (2.2) percentage points. The increase was due mainly to the increased personnel costs associated with the expansion activities both on the sales and marketing fronts. Additionally, the acquisition of Tacit partially contributed to the increase in the year ended December 31, 2021 in comparison to the year ended December 31, 2020.
General and Administrative. General and administrative expenses increased by $27.1 million, or 71.8%, to $64.8 million in the year ended December 31, 2021 from $37.7 million in the year ended December 31, 2020. Increased stock-based compensation accounted for approximately $12.6 million of the increase. The remaining portion of the increase was due mainly to costs associated with expanding our operations that required increased levels of hiring along with investments in infrastructure and facilities to support our increased headcount. Additionally our acquisitions of Daxx and Tacit contributed to the increase. As a result, general and administrative expenses accounted for 30.7% of Grid Dynamics’ revenue in the year ended December 31, 2021, a decrease of (3.2) percentage points from 33.9% in the year ended December 31, 2020.
Other income/(expenses), net. Other net income/(expenses) decreased to $(2.5) million for the year ended December 31, 2021 from $0.2 million for the year ended December 31, 2020, mainly due to changes in the fair value of private warrants of $1.0 million, adjustment to the final Daxx earnout of $0.4 million in the third quarter of 2021, and fair value adjustment of Tacit earnout of $1.0 million in the fourth quarter of 2021.
Provision/(benefit) for Income Tax. Provision/(benefit) for income tax was $5.2 million in the year ended December 31, 2021 compared to $(2.6) million in the year ended December 31, 2020. The effective tax rate decreased by 231.21% between periods. See “—Key Components of Revenue and Expenses—Costs and Expenses—Provision for Income Taxes.
Net Income/(loss). Net loss decreased to $(7.7) million million in the year ended December 31, 2021 from $(12.6) million in the year ended December 31, 2020 for the reasons discussed above.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the years indicated, and the changes between periods:

	Year ended December 31,		Change
	2020	2019	Dollars	Percentage
	(dollars in thousands, except percentages)
Revenue	$111,283	$118,326	$(7,043)	(6.0)%
Cost of revenue	69,662	70,090	(428)	(0.6)%
Gross profit	41,621	48,236	(6,615)	(13.7)%
Engineering, research, and development	9,311	4,346	4,965	114.2%
Sales and marketing	10,051	6,947	3,104	44.7%
General and administrative	37,707	21,318	16,389	76.9%
Total operating expense	57,069	32,611	24,458	75.0%
Income from operations	(15,448)	15,625	(31,073)	(198.9)%
Other income/(expenses), net	236	(176)	412	(234.1)%
Income before income taxes	(15,212)	15,449	(30,661)	(198.5)%
Provision/(benefit) for income taxes	(2,613)	4,642	(7,255)	(156.3)%
Net Income	$(12,599)	$10,807	$(23,406)	(216.6)%
Foreign currency translation adjustments, net of tax	(4)	—	(4)	n.m.
Comprehensive loss	$(12,603)	$10,807	$(23,410)	(216.6)%
Revenue. Revenue decreased by $(7.0) million, or (6.0)%, to $111.3 million in 2020 from $118.3 million in 2019. The key reason for the year-over-year decline was the decline in revenues from Retail customers impacted by the COVID-19 pandemic. This decline in Retail business was offset by increase in revenue from other industry verticals such as TMT, CPG/Manufacturing, and Other. For the year ended December 31, 2020, retail revenues were $34.0 million, down from $67.4 million in the same period a year ago. The 50% year-over-year decline in retail revenues was partially offset by revenues of the other segments that, on a combined basis, grew from $51.0 million in the year ended December 31, 2019 to $77.3 million in the year ended December 31, 2020. Additionally, Grid Dynamics’ top ten customers contributed $87.2 million and $102.6 million to revenue for the years ended December 31, 2020 and 2019, respectively, in the aggregate accounting for $15.4 million of the decrease. The remainder of the other industry verticals increase reflected growth in revenue from new customers (i.e., customers for which Grid Dynamics performed services for the first time during the period) and other existing customers.
Cost of Revenue and Gross Profit. Cost of revenue decreased by $(0.4) million, or (0.6)%, to $69.7 million in 2020 from $70.1 million in 2019 reflecting a decrease in revenue offset by higher retention bonuses resulting from the Business Combination and stock-based compensation expenses.
Gross profit decreased by $(6.6) million, or (13.7)%, to $41.6 million in 2020 from $48.2 million in 2019. Gross margin (gross profit as a percentage of revenue) decreased by 3.4 percentage points to 37.4% in the year ended December 31, 2020 from 40.8% in the year ended December 31, 2019. The gross margin decline was attributable to a combination of increased costs associated with stock-based compensation and retention bonuses resulting from the Business Combination and lower levels of revenue in the year ended December 31, 2020 due to the impacts of the ongoing COVID-19 pandemic.
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

General and Administrative. General and administrative expenses increased by $16.4 million, or 76.9%, to $37.7 million in the year ended December 31, 2020 from $21.3 million in the year ended December 31, 2019. Increased stock-based compensation accounted for approximately $17,565 million of the increase. The remaining portion of the increase was due mainly to the retention bonuses resulting from the Business Combination. As a result, general and administrative expenses accounted for 33.9% of Grid Dynamics’ revenue in the year ended December 31, 2020, an increase of 15.9 percentage points from 18.0% in the year ended December 31, 2019.
Other income/(expenses), net. Other net income/(expenses) increased to $0.2 million for the year ended December 31, 2020 from $(0.2) million for the year ended December 31, 2019, mainly due to interest and other income offset by miscellaneous expenses.
Provision/(benefit) for Income Tax. Provision/(benefit) for income tax was $(2.6) million in the year ended December 31, 2020 compared to $4.6 million in the year ended December 31, 2019. The effective tax rate decreased by 13% between periods. See “—Key Components of Revenue and Expenses—Costs and Expenses—Provision for Income Taxes.
Net Income/(loss). Net income/(loss) decreased to $(12.6) million in the year ended December 31, 2020 from $10.8 million in the year ended December 31, 2019 for the reasons discussed above.
Liquidity and Capital Resources
Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changing business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $144.4 million is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.

As of December 31, 2021, Grid Dynamics had cash and cash equivalents amounting to $144.4 million (compared to $112.7 million at December 31, 2020). Of this amount, $8.5 million was held in Russia, Ukraine, Poland, Serbia, the Netherlands, UK, Mexico, Moldova, and Singapore (compared to $3.1 million as of December 31, 2020). As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs. In a scenario that Grid Dynamics decides to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, the company may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Russia, Ukraine, Moldova, Serbia, and Mexico may be subject to other risks, as the banking sector in some of these countries are subject to periodic instability, may be subject to sanctions, and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States. This is particularly true given the significant military action against Ukraine launched by Russia and the sanctions on certain Russian banks that have been imposed as a result, although this would not materially disrupt our liquidity as a whole.
Grid Dynamics does not have any debt outstanding as of December 31, 2021 and did not have any debt outstanding at any balance sheet date presented.

Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the annual periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$17,973	$5,932	$12,534
Net cash used in investing activities	(35,366)	(18,339)	(2,811)
Net cash provided by financing activities	49,134	82,967	14,604
Effect of exchange rate changes on cash and cash equivalents	(122)	(4)	—
Net increase in cash and cash equivalents	31,619	70,556	24,327
Cash, cash equivalents (beginning)	112,745	42,189	17,862
Cash, cash equivalents (end)	$144,364	$112,745	$42,189

Operating Activities. Net cash provided by operating activities during the year ended December 31, 2021 increased by $12.0 million, or 203.0%, to $18.0 million from $5.9 in the same period in 2020, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges). The key reasons for the increase in cash operating profit in year ended December 31, 2021 in comparison to the year ended December 31, 2020, were higher levels of revenue and greater billable utilization resulting in higher profitability.
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
Investing Activities. Net cash used in investing activities during the year ended December 31, 2021 was $(35.4) million compared to $(18.3) million in cash used in the same period in 2020, due primarily to cash paid for the Tacit acquisition in the year ended December 31, 2021 as well as capital expenditures for computer hardware and related equipment in both periods.
Net cash used in investing activities during the year ended December 31, 2020 was $18.3 million compared to $2.8 million in cash used in the same period in 2019, due primarily to cash paid for the Daxx acquisition in the year ended December 31, 2020 as well as capital expenditures for computer hardware and related equipment in both periods.
Financing Activities. Net cash provided by financing activities was $49.1 million in the year ended December 31, 2021, reflecting the equity offering and warrant exercise proceeds offset by tax obligations resulted from net share settlement of vested stock awards.
Net cash provided by financing activities was $83.0 million in the year ended December 31, 2020, reflecting primarily the proceeds from the Business Combination.
Off-Balance Sheet Arrangements and Commitments
Except for its credit support for the letter of credit and balances on corporate credit cards, Grid Dynamics does not have any off-balance sheet arrangements of the kind required to be disclosed under SEC rules and does not have any off-balance sheet or contingent commitments, except as described elsewhere with respect to operating leases.
As a result of analysis related to Grid Dynamics’ functional control of subcontractor GD Ukraine, LLC, the subcontractor was determined to be a variable interest entity (“VIE”) and is therefore consolidated in Grid Dynamics’ financial statements. The assets and liabilities of this VIE consist primarily of intercompany balances and transactions, all of which have been eliminated in consolidation.
Critical Accounting Policies and Estimates
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
Revenue
Grid Dynamics derives its revenue through time and materials and fixed fee contracts. Although the majority of revenues have been derived through time and material contracts, our fixed-fee customer contracts business is increasing, although not significant historically, will comprise a more significant portion of revenue in future periods. For all contracts, Grid Dynamics uses master agreements that govern the overall relevant terms and conditions of the business arrangement and executes statements of work pursuant to such agreements to execute specific projects. Grid Dynamics recognizes revenue for services over time as hours are incurred by Grid Dynamics’ engineering personnel. For all contracts, the customer derives value from the Company providing daily consulting services, and the value derived corresponds to the labor hours expended. Therefore, the Company measures the progress and recognizes revenue using an effort-based input method.
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
The Company determines the fair value of the contingent consideration liabilities using Monte Carlo model which involves a simulation of future revenues and earnings during the earn-out period using management's best estimates and assumptions. Changes in financial projections, market risk assumptions, discount rates or probability assumptions with respect to the likelihood of achieving the various earnout criteria may result in a significant change in the fair value of contingent consideration. Such changes, if any, are recorded within Other income/(expense), net in the Company’s consolidated statements of income.
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
Grid Dynamics amortizes the grant date fair value of all stock-based compensation awards over the employee’s requisite service period for the entire award on a straight-line basis, which is generally the vesting period. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), Grid Dynamics uses the straight-line attribution method under ASC 718, under which it recognizes compensation cost on a straight-line basis over the total requisite service period for the entire award. Additionally, Grid Dynamics applies the “floor” concept, so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. In other words, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date (for example, as a result of a portion of a grant vesting at the grant date), Grid Dynamics will increase its recognized expense to at least equal the fair value of the vested amount. The fair market value of Grid Dynamics stock is determined based on the closing price on NASDAQ on the measurement date. For more detailed information about Grid Dynamics’ historical and outstanding grants and its valuation of its stock-based compensation and awards, see Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report.
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
Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar, and believes, due to Ukrainian payroll being pegged to the U.S. dollar, that a significant portion of its foreign currency exchange rate exposure to the Ukrainian hryvnia is naturally hedged. In future periods, Grid Dynamics may also become materially exposed to changes in the value of the Serbian dinar against the U.S. dollar, as it continues to expand its operations in Serbia.
For the year ended December 31, 2021, approximately 12.5%, 11.9%, and 6.4% of our $211.2 million of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian rouble, and Polish zloty, respectively. Comparatively, for the year ended December 31, 2020, approximately 11.7%, 13.8% and 9.6% of our $126.7 million of combined cost of revenue and total operating expenses were denominated in the Ukrainian hryvnia, Russian rouble, and Polish zloty, respectively.
In the year ended December 31, 2021:
•a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $2.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $2.8 million decrease in income from operations.
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.5 million decrease in income from operations.
In the year ended December 31, 2020:
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
49

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRID DYNAMICS HOLDINGS, INC

50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Grid Dynamics Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Grid Dynamics Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income/(loss) and comprehensive income/(loss), convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
San Francisco, California
March 3, 2022

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$144,364	$112,745
Accounts receivable, net of allowance of $315, and $418 as of December 31, 2021 and December 31, 2020	38,838	16,890
Unbilled receivables	4,475	1,799
Prepaid income taxes	584	821
Prepaid expenses and other current assets	4,503	2,361
Total current assets	192,764	134,616
Property and equipment, net	6,169	4,095
Intangible assets, net	19,097	8,125
Deferred tax assets	2,731	5,609
Goodwill	35,958	14,690
Total assets	$256,719	$167,135

Liabilities and equity
Current liabilities
Accounts payable	$2,053	$757
Accrued liabilities	1,150	628
Accrued compensation and benefits	10,562	7,479
Accrued income taxes	1,980	1,248
Other current liabilities	9,599	3,206
Total current liabilities	25,344	13,318
Deferred tax liabilities	4,324	2,093
Total liabilities	29,668	15,411

Commitments and contingencies (Note 17)
Stockholders’ equity (Note 12)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 66,850,941 and 50,878,780 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	7	5
Additional paid-in capital	212,077	128,930
Retained earnings	15,093	22,793
Accumulated other comprehensive loss	(126)	(4)
Total stockholders’ equity	227,051	151,724
Total liabilities and stockholders’ equity	$256,719	$167,135
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	For the years ended December 31,
	2021	2020	2019
Revenue	$211,280	$111,283	$118,326
Cost of revenue	123,552	69,662	70,090
Gross profit	87,728	41,621	48,236

Operating expenses
Engineering, research, and development	8,459	9,311	4,346
Sales and marketing	14,457	10,051	6,947
General and administrative	64,762	37,707	21,318
Total operating expenses	87,678	57,069	32,611

Income/(loss) from operations	50	(15,448)	15,625
Other income/(expenses), net	(2,502)	236	(176)
Income/(loss) before income taxes	(2,452)	(15,212)	15,449
Provision/(benefit) for income taxes	5,248	(2,613)	4,642
Net income/(loss)	$(7,700)	$(12,599)	$10,807

Foreign currency translation adjustments, net of tax	(122)	(4)	—
Comprehensive income/(loss)	$(7,822)	$(12,603)	$10,807

Earnings/(loss) per share
Basic	$(0.13)	$(0.28)	$0.49
Diluted	$(0.13)	$(0.28)	$0.49

Weighted average shares outstanding
Basic	58,662	44,737	21,118
Diluted	58,662	44,737	21,122
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	20,217	$2	$8,792	$24,585	$—	$33,379
Net income	—	—	—	—	—	10,807	—	10,807
Stock-based compensation	—	—	—	—	2,441	—	—	2,441
Issuance of common and preferred stock, net of $96 issuance costs	1,048	9,187	1,048	—	5,717	—	—	5,717
Exercise of stock options	—	—	379	—	1,700	—	—	1,700
Balance at December 31, 2019	1,048	$9,187	21,644	$2	$18,650	$35,392	$—	$54,044
Net loss	—	—	—	—	—	(12,599)	—	(12,599)
Stock-based compensation	—	—	—	—	20,006	—	—	20,006
Conversion of preferred stock	(1,048)	(9,187)	1,048	1	9,187	—	—	9,188
Consideration paid to Grid shareholders	—	—	—	—	(123,865)	—	—	(123,865)
ChaSerg shares recapitalized, net of transaction costs of $4,142	—	—	28,088	2	204,323	—	—	204,325
Conversion of promissory note to common stock	—	—	53	—	530	—	—	530
Exercise of stock options	—	—	18	—	99	—	—	99
Issuance of shares in connection with vested RSUs	—	—	28	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	—	$—	50,879	$5	$128,930	$22,793	$(4)	$151,724
Net loss	—	—	—	—	—	(7,700)	—	(7,700)
Stock-based compensation	—	—	—	—	33,036	—	—	33,036
Exchange of warrants into common stock	—	—	6,680	1	49,123	—	—	49,124
Exercise of stock options, net of shares withheld	—	—	1,631	—	(27,528)	—	—	(27,528)
Issuance of common stock in July 2021 offering, net of transaction costs of $498	—	—	5,470	1	77,812	—	—	77,813
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	—	—	2,060	—	(49,296)	—	—	(49,296)
Issuance of escrow common stock due to Closing of Business Combination	—	—	131	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(122)	(122)
Balance at December 31, 2021	—	$—	66,851	$7	$212,077	$15,093	$(126)	$227,051
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income/(loss)	$(7,700)	$(12,599)	$10,807
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	5,049	2,672	2,311
Impairment of goodwill	—	—	139
Bad debt expense	45	398	—
Deferred income taxes	2,611	(4,135)	(425)
Stock-based compensation	33,036	20,006	2,441
Change in fair value of warrants	979	—	—
Changes in operating assets and liabilities:
Accounts receivable	(18,676)	(1,418)	(885)
Unbilled receivables	(849)	3,237	(722)
Prepaid income taxes	237	(410)	121
Deferred transaction costs	—	—	(1,878)
Prepaid expenses and other current assets	(1,176)	373	(1,101)
Accounts payable	957	(49)	301
Accrued liabilities	18	(1,579)	(552)
Accrued compensation and benefits	873	(255)	1,424
Accrued income taxes	532	(166)	712
Other current liabilities	2,037	(143)	(159)
Net cash provided by operating activities	17,973	5,932	12,534
Cash flows from investing activities
Purchase of property and equipment	(4,716)	(2,252)	(2,811)
Acquisition of business, net of cash acquired (Note 4)	(30,650)	(16,087)	—
Net cash used in investing activities	(35,366)	(18,339)	(2,811)
Cash flows from financing activities
Cash received from ChaSerg	—	208,997	—
GDI shares redeemed for cash	—	(123,865)	—
Proceeds related to issuance of Common Stock from July 2021 Offering	78,311	—	—
Equity issuance costs	(498)	(2,264)	—
Sales of common and preferred stock	—	—	14,904
Payments of dividends	—	—	(2,000)
Payments of tax obligations resulted from exercises of stock options, net of proceeds	(27,528)	99	1,700
Payments of tax obligations resulted from net share settlement of vested stock units	(49,296)	—	—
Proceeds from exercise of warrants	48,145	—	—
Net cash provided by financing activities	49,134	82,967	14,604
Effect of exchange rate changes on cash and cash equivalents	(122)	(4)	—
Net increase in cash and cash equivalents	31,619	70,556	24,327
Cash and cash equivalents, beginning of period	112,745	42,189	17,862
Cash and cash equivalents, end of period	$144,364	$112,745	$42,189
GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	For the years ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,448	$2,128	$3,195
Supplemental disclosure of non-cash activities
Accrued software implementation costs	$—	$—	$227
Acquisition fair value of contingent consideration issued for acquisition of business	$4,986	$1,947	$—
Conversion of preferred stock to common stock	$—	$9,187	$—
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
The Company was originally incorporated in Delaware on May 21, 2018 as a special purpose acquisition company under the name ChaSerg Technology Acquisition Corp. (“ChaSerg”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving ChaSerg and one or more businesses. On March 5, 2020 (the “Closing”), the Company consummated its business combination with Grid Dynamics International, Inc. (“GDI”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated November 13, 2019 (the “Business Combination”). In connection with the Closing, the Company changed its name from ChaSerg Technology Acquisition Corp. to Grid Dynamics Holdings, Inc. The Company’s common stock is now listed on the NASDAQ under the symbol “GDYN” .
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
Refer to Note 3 for further discussion of the Business Combination.
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. The most significant subcontractor is GD Ukraine, LLC ("Affiliate"), a third-party contractor in the Ukraine. The affiliate performs services and support exclusively on behalf of the Company and its customers. The Company has no ownership in the Affiliate. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. The net income of the Affiliate was $0.6 million for the year ended December 31, 2021 and $0.1 million for each of the years ended December 31, 2020 and 2019.

Use of estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material. Significant estimates include useful lives and recoverability of property and equipment, determination of fair value, useful lives and recoverability of intangible assets and goodwill, allowances for receivables, calculation of accrued liabilities, capitalization of internally developed software, stock-based compensation, contingent consideration payable, determination of provision for income taxes, deferred tax assets and liabilities and uncertain tax positions.
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
Property and equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally two to twelve years. Leasehold improvements and property under capital leases are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are expensed as incurred.
Software development costs
The Company capitalizes costs incurred during the application development and implementation stages for computer software developed or obtained for internal use that are specifically identifiable, have determinable lives and relate to probable future economic benefits. Capitalized computer software costs are included in Property and equipment, net in the consolidated balance sheets. Average useful life of such costs is two years. Amortization of internally developed software is recorded within Engineering, research, and development and Sales and marketing expenses in the consolidated statements of income/(loss) and comprehensive income/(loss) as the software is developed for purposes of supporting internal R&D, engineering, and marketing activities. Costs associated with minor enhancements and maintenance or costs incurred during the preliminary project stage, and costs for training, data conversion, and maintenance are expensed as incurred. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Internally developed software did not have any impairment as of December 31, 2021 and 2020.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow method of the income approach and market approach to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. As of December 31, 2021, the Company has a single reporting unit and determined there were no indicators of impairment.
Intangible assets
Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization is computed either on the straight-line basis over the asset’s useful lives or declining balance method ranging between two and twelve years . Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. As of December 31, 2021, the Company determined there were no indicators of impairment.
Fair value
Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:
•Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 — Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.
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
The Company derives its revenue from offering a suite of digital engineering and information technology (“IT”) consulting services, including digital transformation strategy, emerging technology, lean labs and legacy system replatforming. For most contracts, the Company uses master agreements to govern the overall relevant terms and conditions of the business arrangement between the Company and its customers. When the Company and a customer enter into a Master Services Agreement (“MSA”), purchases are generally made by the customer via a statement of work (“SOW”) which explicitly references the MSA and specifies the services to be delivered. Fees for these contracts may be in the form of time-and-materials or fixed-fee arrangements. The majority of the Company’s revenues are generated under time-and-material contracts which are billed using hourly, daily or monthly rates to determine the amounts to be charged directly to the customer. Fees are billed and collected as stipulated in the contract, and revenue is recognized as services are performed. If there is an uncertainty about the receipt of payment for the services, revenue is recognized to the extent that a significant reversal of revenue would not be probable.
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
Cost of revenue
Cost of revenue primarily consists of compensation for professional staff generating revenues for the Company. Compensation includes salary, benefits, performance bonuses, retention bonuses, stock compensation expense, technology and travel expenses. The Company allocates a portion of depreciation and amortization to cost of revenue.
Engineering, research and development
Engineering, research, and development expenses primarily include compensation for professional staff performing research and development related activities that are not directly attributable to generating revenues for the Company. Research and development activities relate to building and scaling the next generation e-commerce platform solutions for customers. Research and development costs are expensed as incurred. Engineering, research, and development expenses also include depreciation and amortization costs, stock-based compensation expenses and performance and retention bonuses.
Sales and marketing
Sales and marketing expenses are those expenses associated with promoting and selling the Company’s services and include such items as sales and marketing personnel salaries, benefits, stock compensation expenses, travel, advertising, depreciation and amortization, performance and retention bonuses, and other promotional activities.
General and administrative
General and administrative expenses include other operating items such as officers’ and administrative personnel salaries, benefits, stock compensation expenses, legal, tax and audit expenses, public company related expenses, insurance, technology costs, facility costs, performance and retention bonuses, depreciation and amortization, including amortization of purchased intangibles, and operating lease expenses.
Stock-based compensation expense
Stock-based compensation expense is measured based on the grant-date fair value of the share-based awards. Forfeitures are recognized as incurred. The Company estimates stock options grant-date fair value using the Black-Scholes-Merton option pricing model. The model requires management to make a number of key assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value its share-based awards on each grant date. The fair market value of Grid Dynamics stock is determined based on the closing price on NASDAQ on the measurement date. The Company amortizes the grant-date fair value of all share-based compensation awards over the employee’s requisite service period for the entire award on a straight-line basis, which is generally the vesting period. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), the Company uses the straight-line attribution method under ASC 718 under which they recognize compensation cost on a straight-line basis over the total requisite service period for the entire award (i.e., over the requisite service period of the last separately-vesting tranche of the award). Additionally, the Company applies the “floor” concept so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. That is, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date, the company will increase its recognized expense to at least equal the fair value of the vested amount. The Company made an accounting policy election to account for accounts for forfeitures when they occur. Refer to Note 13 — Stock-based compensation for additional information.
Benefit plans
The Company maintains a 401(k) defined contribution savings and retirement plan for substantially all of its U.S. employees. Subject to ERISA regulations, an employee may elect to contribute an amount up to 90% of compensation during each plan year. The Company is not required to make contributions to the plan but can make discretionary contributions. The Company has not made any contributions to the 401(k) plan for the years ended December 31, 2021, 2020, and 2019.
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
Restructuring
The Company initiated a restructuring plan focused on optimizing utilization during 2020. For twelve months ended December 31, 2020, the Company incurred and paid total restructuring expenses of $0.9 million, which mostly included employee termination costs. This amount is included as a component of General and administrative expenses in the consolidated financial statements. The Company did not incur any restructuring expenses during the year ended December 31, 2021.
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
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is ongoing. The conflict and related sanctions activity could have a material adverse effect upon the Company. Refer to Note 19 — Subsequent events for additional information.
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
Concentrations of credit risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. The Company also has cash deposited with commercial banks outside the United States, including countries such as Russia and Ukraine, in which banking and other financial systems are less developed and regulated. Bank deposits made by corporate entities in less developed markets such as these are not insured. As of December 31, 2021, $0.5 million and $0.6 million of total cash was held in Russia and Ukraine, respectively. As of December 31, 2020, $0.7 million of total cash was held in Russia and $0.2 million was held in Ukraine. In these regions, and particularly in Russia, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, may result in the loss of the Company’s deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
The Company records its accounts receivable and unbilled receivables at their face amounts less allowances. Accounts receivable and unbilled receivables are generally dispersed across the Company’s customers in proportion to their revenue. The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances at December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Accounts receivable	1	3
Unbilled receivable	1	3
The Company has not experienced any losses on its cash and cash equivalents and minimal losses on its accounts receivable. The Company performs ongoing evaluations of its customers’ financial condition.
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Customer 1	11.6%	21.3%	23.1%
Customer 2	11.0%	11.8%	14.8%
Customer 3	n/a	n/a	13.0%

Foreign currency risks
Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu. Grid Dynamics contracts with customers for payment in and generates predominantly all of its revenue in U.S. dollars, except for Daxx and Tacit that generate revenue predominantly in EURO and British pounds. The international subsidiaries convert the U.S. dollars to their respective local currencies to fund operations such as labor and materials required for the entity to operate. The Company’s international subsidiaries’ accounting records are denominated in their respective local currencies. The Company is exposed to foreign currency exchange rate changes that could impact remeasurement of foreign denominated monetary assets and liabilities into U.S. dollars with the remeasurement impact recorded to income. The Company is also exposed to fluctuations in foreign currency exchange rates related to cash outflows for expenditures in foreign currencies. The net income/(loss) on foreign currency transactions was $(0.7) million, $0.3 million, and $(0.3) million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company has not entered into any foreign exchange forward contracts, derivatives, or similar financial instruments to hedge against the risk of foreign exchange rate fluctuations.
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
The Company transitioned to ASC Topic 606, Revenue From Contracts with Customers (“ASC 606”, the “New Standard”), from ASC Topic 605, Revenue Recognition on January 1, 2019. The New Standard was applied to all contracts that were not complete as of the date of adoption, using the modified retrospective transition method. The transition to ASC 606 represents a change in accounting principle. The Company’s consolidated financial statements reflect the adoption of ASC 606 beginning in 2019, while the Company’s consolidated financial statements prior to 2019 were prepared under the guidance of ASC 605. The New Standard did not materially affect the Company’s consolidated statements of income/(loss) and comprehensive income/(loss), balance sheets, or cash flows, and prior periods were not impacted as a result of the adoption of the standard. The New Standard resulted in insignificant changes to the timing of recognition of revenues for certain volume discounts.
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
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The new standard changes how entities evaluate decision-making under the variable interest entity guidance. The new standard is effective on January 1, 2020 and was applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings of the adoption date. The Company has determined that the adoption of this guidance did not have a material effect on the consolidated financial statements.
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
The Company is close to completion of implementing its transition plan, which includes making necessary changes to policies and processes, conducting detailed contract reviews, developing incremental borrowing rates, implementing a global lease accounting system, and assessing internal control impacts to comply with the new standard. The Company will adopt this standard effective January 1, 2022 using the optional transition approach, which allows the Company to apply the provisions of the standard at the effective date without adjusting the comparable periods and carry forward disclosures under previously existing guidance for those periods presented within the Company’s financial statements. The Company has elected to use the package of practical expedients permitted under the transition guidance within the new standard. The Company has also elected the practical expedient that permits it to not separate lease and non-lease components. While the Company is currently finalizing its assessment of the quantitative impact, the Company expects to recognize right-of-use assets ranging from $2.4 million to $3.0 million and lease liabilities ranging from $2.3 million to $2.9 million in its consolidated balance sheet upon adoption, principally related to its office space leases. The Company does not expect the new guidance to have a material impact on its consolidated statement of income/(loss) and comprehensive income/(loss) or its consolidated statement of cash flows.
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

(in thousands, except for per share amounts)
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
In connection with the Closing, 0.1 million shares of common stock were redeemed at a price per share of approximately $10.21. See Note 12 for details of the Company’s common stock prior to and subsequent to the Business Combination.
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
Note 4 — Acquisitions
Tacit — On May 29, 2021, the Company acquired 100% of the equity interest of the global consultancy company Tacit Knowledge Inc. (“Tacit”). Founded in 2002, Tacit is a global provider of digital commerce solutions, serving customers across the UK, North America, Continental Europe, and Asia. The acquisition of Tacit added approximately 180 employees to the Company's headcount. The acquisition will augment the Company's service offerings and will strengthen its competitive position within the market. Additionally, the acquisition will also enable the Company to leverage near-shore capabilities with Tacit’s presence in Mexico.
The total purchase consideration is $37.6 million and consists of cash consideration of $33.6 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $4.0 million. The maximum amount of potential contingent cash consideration is $5.0 million. During the fourth quarter of 2021 the Company adjusted fair value of contingent consideration as of December 31, 2021 to its maximum amount and reflected the expense in its consolidated statement of income/(loss). The contingent consideration is payable based on revenue and EBITDA metrics to be achieved by Tacit within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. See Note 5 for further details on contingent consideration.
Daxx — On December 14, 2020, the Company completed its acquisition of Daxx Web Industries B.V. (“Daxx”), a Netherlands-based software development and technology consulting company. In addition to high-end software development, Daxx provides consulting services spanning agile process reengineering, lean development, and DevOps. The Company expects to gain market share and realize synergies through the acquisition of Daxx.
The total purchase consideration is up to $23.3 million and included cash consideration of approximately $18.4 million and contingent consideration payable of up to $4.9 million. The contingent consideration is payable based on revenue and EBITDA metrics achieved by Daxx for 270 days following the date of the acquisition. The Company recorded a liability for the contingent consideration amount based the Company’s best estimate of the fair value of the expected payout. See Note 5 for further details on contingent consideration.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as updated for any changes as of December 31, 2021 for Daxx and Tacit:

	Daxx	Tacit
Current assets	$4,527	$9,145
Property, plant and equipment	352	466
Intangible assets	8,174	12,913
Goodwill	14,690	21,268
Total assets acquired	$27,743	$43,792

Accounts payable and accrued expenses	(4,718)	(3,675)
Deferred taxes	(2,639)	(2,500)
Total liabilities assumed	$(7,357)	$(6,175)
Purchase price allocation	$20,386	$37,617
Current assets acquired include cash and cash equivalents in the amount of $2.3 million and $3.0 million for Daxx and Tacit acquisitions, respectively. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach. The goodwill for both acquisitions is not deductible for income tax purposes.
During the first quarter of 2021, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Daxx with no additional adjustments recorded. During the second half of 2021 the Company updated fair value of contingent consideration for Tacit at acquisition date that resulted in the increase of goodwill for $0.7 million. During the fourth quarter of 2021, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Tacit.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the year ended December 31, 2021 are as follows:

Tacit	Fair Value	Useful Life	Amortization method
Customer relationships	$11,737	12 years	Straight-line
Trade name	1,176	4 years	Declining balance
Total Tacit identified intangible assets	$12,913

Daxx	Fair Value	Useful Life	Amortization method
Customer relationships	$4,234	8 years	Straight-line
Trade name	3,500	10 years	Straight-line
Non-compete agreements	440	2 years	Straight-line
Total Daxx identified intangible assets	$8,174
The Company used acquisition method of accounting for both acquisitions, and consequently, the results of operations for Daxx and Tacit are reported in the consolidated financial statements from the dates of acquisition. Revenues of Daxx and Tacit from the date of acquisition to December 31, 2021 were $29.2 million and $16.7 million, respectively. Out of that revenue $1.0 million was recognized during the year ended December 31, 2020.
The following unaudited pro forma information presents the combined results of operations as if the acquisitions of Daxx and Tacit had occurred at the beginning of 2020 and 2021, respectively. Pre-acquisition results of businesses acquired have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, depreciation expense, related to the financing and related income taxes. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

(Unaudited)	2021	2020
Revenue	$219,312	$149,219
Net loss	$(5,910)	$(10,792)
Diluted loss per share	$(0.10)	$(0.24)

Note 5 — Fair value
The Company’s financial assets and liabilities, with the exceptions of contingent consideration payable described further herein, are all short term in nature; therefore, the carrying value of these items approximates their fair value.
The Company measures contingent consideration payable at fair value on a recurring basis using significant inputs that are not observable in the market. Fair value of the contingent consideration liability is based on the Monte-Carlo model which is primarily based on budgets and discounted cash flow analysis. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration payable primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results.
During the years ended December 31, 2021 and 2020 the Company completed two acquisitions under which the Company committed to make a cash earnout payment subject to attainment of specific performance targets. By the end of 2021 Daxx completed its earn-out period based on which the Company is obligated to make an earnout payment of $1.9 million in cash. See Note 4 “Acquisitions” in the consolidated financial statements for additional information regarding business acquisitions.
The Company records contingent consideration payable in Other current liabilities in its consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the years ended December 31, 2021 and 2020 are as follows:

Amount
Contingent consideration payable as of December 31, 2019	$—
Acquisition date fair value of contingent consideration payable - Daxx	1,947
Contingent consideration payable as of December 31, 2020	$1,947
Acquisition date fair value of contingent consideration payable - Tacit	4,000
Change in fair value of contingent consideration payable included in Other income/(expense) - Daxx	(14)
Change in fair value of contingent consideration payable included in Other income/(expense) - Tacit	1,000
Contingent consideration payable as of December 31, 2021	$6,933
Note 6 — Prepaid expenses and other current assets
The components of prepaid expenses and other current assets were as follows:

	As of December 31,
	2021	2020
Prepaid expenses	2,188	1,058
Value added tax receivable	$931	$325
Prepaid insurance	$921	$592
Other assets	463	386
Total prepaid expenses and other current assets	$4,503	$2,361

Note 7 — Property and Equipment, net
Property and equipment consist of the following:

	Estimated Useful Life (In Years)	As of December 31,
		2021	2020
Computers and equipment	2 - 5	$10,784	$6,447
Machinery and automobiles	5	246	551
Furniture and fixtures	3 - 7	1,174	643
Software	3 - 5	513	554
Leasehold improvements	7 - 12	486	236
		$13,203	$8,431
Less: Accumulated depreciation and amortization		(8,240)	(5,622)
		$4,963	$2,809

Capitalized software development costs	2 - 3	$4,656	$3,531
Less: Accumulated amortization		(3,450)	(2,245)
		$1,206	$1,286
Property and equipment, net		$6,169	$4,095
During the years ended December 31, 2021 and 2020, the Company capitalized $1.1 million and $1.1 million of internally developed software costs, respectively.
Property and equipment depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $3.1 million, $2.6 million, and $2.2 million, respectively.
Note 8 — Goodwill and intangible assets, net
Goodwill rollforward for the years ended December 31, 2021 and 2020 was as follows:

Amount
Goodwill as of December 31, 2019	$—
Acquisition of Daxx	14,690
Goodwill as of December 31, 2020	$14,690
Acquisition of Tacit	21,268
Goodwill as of December 31, 2021	$35,958
There were no impairment losses of goodwill recognized as of December 31, 2021 and 2020 .
Intangible assets consist of the following:

	Estimated Useful Life (In Years)	As of December 31,
		2021	2020
Customer relationships	8 - 12	$15,971	$4,234
Tradename	4 - 10	4,676	3,500
Non-compete agreements	2	440	440
		$21,087	$8,174
Less: Accumulated amortization		(1,990)	(49)
Intangible assets, net		$19,097	$8,125

Intangible assets amortization expense for the years ended December 31, 2021, 2020, and 2019 was $2.0 million, $0.1 million, $0.1 million, respectively.
Note 9 — Other current liabilities
The components of other current liabilities were as follows:

	As of December 31,
	2021	2020
Contingent consideration payable	$6,933	$1,947
Value added tax payable	1,274	515
Customer deposits	$798	731
Other liabilities	594	13
Total other current liabilities	$9,599	$3,206

Note 10 — Revenue
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with clients by client location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the years ended December 31, 2021, 2020 and 2019.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon billed client location. Substantially all of the revenue in our North America region relates to operations in the United States.

	For the years ended December 31,
	2021	2020	2019
Customer Location	(in thousands)
North America	$168,524	$110,288	$118,326
Europe	42,479	995	—
Other	277	—	—
Total Revenues	$211,280	$111,283	$118,326
The following table shows the disaggregation of the Company’s revenues by main vertical markets for the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Vertical	(in thousands)
Tech, Media and Telecom	$67,689	$45,362	$32,337
Retail	61,717	33,975	67,367
Finance	17,515	13,589	12,479
CPG/Manufacturing	43,461	14,202	4,850
Other	20,898	4,155	1,293
Total Revenues	$211,280	$111,283	$118,326

The following table shows the disaggregation of the Company’s revenues by contract types for the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Contract Type	(in thousands)
Time-and-material	$194,926	$105,578	$116,825
Fixed-fee	16,354	5,705	1,501
Total Revenues	$211,280	$111,283	$118,326
Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. As of December 31, 2021 and 2020 the Company did not have material contract assets or liabilities recognized in consolidated financial statements.
Remaining performance obligation
ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2021. This disclosure is not required for:
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
All of the Company’s contracts met one or more of these exemptions as of December 31, 2021.
Note 11 — Income taxes
Income before provision for income taxes consisted of the following:

	For the years ended December 31,
	2021	2020	2019
	(in thousands)
United States	$(11,530)	$(18,084)	$13,486
International	9,078	2,872	1,963
Total income/(loss) before provision for income taxes	$(2,452)	$(15,212)	$15,449

The federal and state income tax provision/(benefit) is summarized as follows:

	For the years ended December 31,
	2021	2020	2019
	(in thousands)
Current
Federal	$71	$167	$3,799
State	80	97	599
International	2,164	1,199	669
Total current tax expense	$2,315	$1,463	$5,067
Deferred
Federal	$2,752	$(3,042)	$(375)
State	(59)	(811)	(50)
International	240	(222)	—
Total deferred tax expense/(benefit)	$2,933	$(4,075)	$(425)
Total tax expense/(benefit)	$5,248	$(2,613)	$4,642
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets
Accrued compensation	$818	$545
Allowance for bad debt	74	105
State tax accrual	13	13
Stock-based compensation	1,328	2,595
Net operating loss	755	2,364
Credits	195	71
Total deferred tax assets	$3,183	$5,693
Deferred tax liabilities
Fixed asset basis	$(153)	$(84)
Intangible assets	$(4,599)	$(2,093)
Other foreign DTLs	(24)	—
Total deferred tax liabilities	(4,776)	(2,177)
Net deferred taxes	$(1,593)	$3,516
The Company assessed its ability to realize the benefits of its domestic deferred tax assets (“DTA”) by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, and (4) the length of net operating loss (“NOL”) carryforward periods. The Company determined it is in a three-year cumulative taxable income position as of December 31, 2021 and expects to continue to be in a taxable income position in the long-term foreseeable future.
After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded it is more likely than not that sufficient future taxable income will be generated to realize the benefits of its DTAs prior to expiration. As a result, the Company determined that no valuation allowance was needed as of December 31, 2021.

Net operating losses and tax credit carryforwards as of December 31, 2021 are as follows:

	Amount	Expiration years
	(in thousands)
Net operating losses, federal (Pre January 1, 2018)	$259	2023
Net operating losses, state	$10,903	2032 – 2040
Tax credits, federal	$186	2040 - 2041
Tax credits, state	$75	Does not expire
The effective tax rate of the Company differs from the federal statutory rate as follows:

	For the years ended December 31,
	2021	2020	2019
Statutory rate	21.00%	21.00%	21.00%
State tax	(0.37)%	3.86%	2.53%
Permanent items	(10.77)%	(2.81)%	3.17%
Stock-based compensation deductions	114.37%	16.80%	1.19%
R&D credits	3.80%	0.10%	(0.70)%
Foreign rate differential	(4.86)%	(2.62)%	2.86%
GILTI	(75.67)%	(4.78)%	—
Foreign intangible amortization	(15.74)%	—	—
162M limitation	(245.79)%	(14.37)%	—
Total	(214.03)%	17.18%	30.05%
As of December 31, 2021, the Company has approximately $0.8 million of unrecognized tax benefits. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of beginning to ending amounts of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2021	2020	2019
	(in thousands)
Unrecognized tax benefit as of January 1	$654	$357	$75
Changes related to prior year tax positions	(50)	1	123
Changes related to current year tax positions	176	296	159
Unrecognized tax benefit as of December 31	$780	$654	$357
Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. There was no interest or penalties accrued as of December 31, 2021 and 2020.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. For Federal and states, tax years subsequent to 2017 remain open to examination due to the carryover of unused net operating losses or tax credits. With respect to foreign jurisdictions, tax years 2014 and after remain open.
On March 27, 2020, the U.S. President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility.

The provisions of the CARES Act did not have a material effect on the realizability of deferred income tax assets or tax expense.
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
California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California Net Operating Loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of California Tax Credits utilization for 2020, 2021, and 2022. The legislation disallows the use of California Net Operating Loss deductions if the taxpayer recognizes business income and its income subject to tax is greater than $1.0 million. Additionally, business credits will only offset a maximum of $5.0 million of California tax liability. The Company has estimated its 2021 California state taxable income to be below $1.0 million. As such, this credit limitation does not impact the Company in 2021.
The American Rescue Plan Act of 2021 was signed into law on March 11, 2021, expanding on the definition of covered employees as defined under IRC §162(m). The provisions under the expanded definition of covered employees have been considered and were determined not to be materially impactful on the Company’s tax positions.
Note 12 — Stockholders’ equity
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
As of December 31, 2021 the Company had 66.9 million shares of common stock that were outstanding. Additionally, there were 2.4 million outstanding vested options to purchase the Company’s common stock.
Preferred Stock
As of December 31, 2019 GDI had 1.0 million shares of no par value shares of preferred stock outstanding convertible on a 1:1 basis with GDI’s common stock. At the Closing, the preferred stock outstanding was converted into common stock of the Company, par value $0.0001 per share. Therefore, as of December 31, 2020 and December 31, 2021 there was no preferred stock outstanding.
Founders and underwriter shares subject to earnout provisions
At the Closing, the Company had 1.2 million shares of common stock issued and outstanding subject to earnout provisions (the “Earnout Shares”). The Earnout Shares are subject to transfer restrictions and the owners of the Earnout Shares cannot sell, transfer or otherwise dispose of their respective shares until the respective earnout provisions have been achieved as described further below. The Earnout Shares have full ownership rights including the right to vote and receive dividends and other distributions thereon. Dividends and other distributions are not subject to forfeiture in accordance with the Amended and Restated Sponsor Share Letter filed with the SEC on January 26, 2020. The Earnout Shares vesting conditions are as follows:
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
The Earnout Shares automatically vest upon and immediately prior to any of the following events:
1)The Company engages in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act;
2)The Company’s common stock ceases to be listed on a national securities exchange;
3)The Company is amalgamated, merged, consolidated or reorganized with or into another company or person (an “Acquiror”) and as a result of such amalgamation, merger, consolidation or reorganization, fewer than 50.1% (whether by voting or economic rights) of the outstanding equity securities or other capital interests of the Acquiror or surviving or resulting entity is owned in the aggregate by the shareholders of the Company, directly or indirectly, immediately prior to such amalgamation, merger, consolidation or reorganization, excluding from such computation the interests of the Acquiror or any affiliate of the Acquiror;
4)The Company and/or its subsidiaries sell, assign, transfer or otherwise dispose of (including by bulk reinsurance outside of the ordinary course of business consistent with past practice), in one or a series of related transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to an Acquiror, fewer than 50.1% (whether by voting or economic rights) of the outstanding equity securities or other capital interests of which, immediately following such sale, assignment or transfer, are owned in the aggregate by the pre-transaction Company stockholders; or
5)If a Schedule 13D or Schedule 13G report (or any successor schedules, form or report), each as promulgated pursuant to the Exchange Act, is filed with the SEC disclosing that any person or group (as the terms “person” and “group” are used in Section 13(d) or Section 14(d) of the Exchange Act and the rules and regulations promulgated thereunder) has become the beneficial owner (as the term “beneficial owner” is defined in Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of a percentage of shares of the outstanding Company common shares as shall be greater than the percentage of such shares that, at the date of such filing, is held by any other person or group that held more than 50% of the voting or economic power of Company immediately after the Closing.
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
All of the Earnout Shares vested and are no longer subject to transfer restrictions during the year ended December 31, 2021.
Warrants
On April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement provided new guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. The Company reviewed the accounting for both its public warrants and private warrants following the Staff Statement. The Company determined that the accounting for its public warrants as equity was consistent with the Staff Statement. The Company determined that its private warrants should be accounted for as liabilities but that the related accounting errors during the year ended December 31, 2020 were not material to the required financial statements and disclosures included in its annual report on Form 10-K filed on March 5, 2021. The Company began accounting for the private warrants correctly in the beginning of 2021, as disclosed in its quarterly report on Form 10-Q filed on May 6, 2021.

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
From July 23, 2021 to July 26, 2021, 1.4 million public warrants were exercised with cash proceeds of $16.4 million. On July 28, 2021, the Company announced the redemption of its 2.8 million then outstanding public warrants. Any public warrants not exercised prior to 5:00 p.m., New York City time, on August 30, 2021 were redeemed at that time for $0.01 per warrant. The public warrants were exercisable at a price of $11.50 per share. Of the total of 2.8 million warrants outstanding on July 28, 2021, 2.8 million were exercised and cash proceeds generated from these exercised warrants were approximately $31.7 million. Pursuant to the terms of the agreements governing the rights of the holders of the public warrants, the Company redeemed the remaining unexercised and outstanding 19,744 public warrants on August 30, 2021 for a redemption price of $0.01 per public warrant.
As of December 31, 2021, there were no outstanding private or public warrants.
Note 13 — Stock-based compensation
Stock-Based Compensation Expense
Employee stock-based compensation cost recognized in the consolidated statements of income/(loss) and comprehensive income/(loss) was as follows:

	Twelve months ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$664	$840	$148
Engineering, research, and development	2,980	2,419	175
Sales and marketing	3,606	3,532	53
General and administrative	25,786	13,215	2,065
Total stock-based compensation	$33,036	$20,006	$2,441
Stock-based compensation costs recognized for the year ended December 31, 2020 included $2.5 million of compensation expense related to the acceleration of vesting of awards under the 2018 Stock Plan. Additional $3.4 million of stock-based compensation cost recognized for the year ended December 31, 2021, in connection to partial vesting and early release of 2021 PSU otherwise would have been recognized in the first quarter of 2022.
Equity Plans
2018 Stock Plan - Effective November 12, 2018, GDI adopted 2018 Stock Option Plan. Under the terms of the 2018 Stock Plan, certain options are subject to accelerated vesting in full or by an additional 12 months as a result of business combinations. The Company is no longer issuing any awards under the 2018 Plan. All of the awards issued pursuant to the 2018 Plan expire 10 years from the date of grant.
2020 Equity Incentive Plan - Effective March 5, 2020, our Board of Directors approved an equity incentive plan (the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 16.3 million Incentive Stock Options,

Non-Statutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units (“PSUs”), and Performance Shares (“PSAs”) (collectively, the “Awards”) to employees, directors, and consultants of the Company. Our Board of Directors or any committee appointed by The Board has the authority to grant Awards. NSOs and RSUs issued under the 2020 Plan have the following vesting conditions: one-fourth of the NSOs will vest on one year after the grant date; and thereafter one-sixteenth of the NSOs will vest each subsequent three-month anniversary.
The Company made an accounting policy election to account for accounts for forfeitures when they occur.
RSUs granted to the Board in lieu of the quarterly payments vest immediately. PSUs are normally capped at 300% maximum payout and have the following performance goals:
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
As of December 31, 2021, 10.3 million shares of stock remained available for issuance under 2020 Plan. All of the awards issued pursuant to the 2020 Plan expire 10 years from the date of grant.
Stock Options
The grant date fair value of each NSO issued under both plans was estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for the years ended December 31, 2021 and 2020 are provided in the following table.

	For the years ended December 31,
	2021	2020
Dividend yield	0%	0%
Expected volatility	40%	40%
Risk-free interest rate	0.81%-1.33%	0.31%-0.80%
Expected term in years	6.11	6.11
Grant date fair value of common stock.	$14.40-$29.07	$6.86-$11.89
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
2018 Plan
On March 5, 2020 the Company accelerated vesting of certain options due to completion of Business Combination. It resulted in recognition of additional expenses of $2.5 million. Additionally part of options was modified and settled in cash pursuant to the terms of the Merger Agreement. The remaining portion of outstanding vested and unvested options were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. Refer to Note 3 for details.
The following table presents details on conversion of the vested and unvested options:

Number of Options
Options outstanding as of December 31, 2019	2,734,327
Options converted to cash at Closing	(828,590)
Options forfeited	(18,940)
Options outstanding as of March 5, 2020	1,886,797
Options outstanding converted as of March 5, 2020	4,678,011
The following table sets forth the activity for the 2018 Stock Plan for the years ended December 31, 2021 and 2020 after conversion:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Options outstanding converted as of March 5, 2020	4,678,011	$3.54
Options exercised	(28,057)	$3.54
Options forfeited	(50,164)	$3.54
Options outstanding as of December 31, 2020	4,599,790	$3.54	$41,674
Options exercised	(2,668,191)	$3.54
Options forfeited	(15,498)	$3.54
Options outstanding as of December 31, 2021	1,916,101	$3.54	$65,971	6.97

Options vested and exercisable as of December 31, 2021	1,791,612	$3.54	$61,685	6.97
The total unrecognized compensation expenses related to 2018 Plan options as of December 31, 2021 was $0.1 million, net of forfeitures, to be expensed on a straight-line basis over 1.68 years.
2020 Plan
The following table summarizes option activity for for the years ended December 31, 2021 and 2020 under the 2020 Plan:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2019	—	$—	$—
Options granted	2,087,000	$8.37
Options forfeited	(144,600)	$8.13
Options outstanding as of December 31, 2020	1,942,400	$8.38	8,200
Options granted	766,250	$21.61
Options exercised	(112,087)	$8.20
Options forfeited	(371,876)	$8.88
Options outstanding as of December 31, 2021	2,224,687	$12.86	55,856	8.53

Options vested and exercisable as of December 31, 2021	596,811	$8.32	17,694	8.03
The total unrecognized compensation expenses related to 2020 Stock Plan options as of December 31, 2021 was $8.7 million, net of forfeitures, to be expensed on a straight-line basis over the remaining 2.89 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.

The following table summarizes activity of the Company's RSUs for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2019	—	$—
Awards granted	3,053,969	$8.22
Awards vested and released	(28,300)	$7.07
Awards forfeited	(30,000)	$8.26
Unvested awards as of December 31, 2020	2,995,669	$8.38
Awards granted	61,539	$24.35
Awards vested and released	(1,272,136)	$8.32
Awards forfeited	(291,157)	$8.14
Unvested awards as of December 31, 2021	1,493,915	$8.82
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of December 31, 2021 was $12.7 million to be expensed on a straight-line basis over 2.21 years.
Performance Stock Units
The following table summarizes activity of the Company's PSUs for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2019	—	$—
Awards granted	1,452,696	$7.92
Unvested awards as of December 31, 2020	1,452,696	$7.92
Awards granted	1,478,765	$15.68
Awards vested	(2,787,001)	$11.64
Awards forfeited	(32,375)	$15.61
Unvested awards as of December 31, 2021	112,085	$15.69
The vesting of the PSUs with the performance factors based on 2020 results was certified by the Board of Directors for release on February 12, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.8 million shares were withheld to cover $10.8 million in tax obligations. The vesting of the PSUs granted for 2021 performance was partially certified by the Board of Directors with 250% performance factor for release on December 10, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.7 million shares were withheld to cover $25.4 million in tax obligations.
The total unrecognized compensation expenses related to 2020 Stock Plan PSUs as of December 31, 2021 was $0.3 million to be expensed on over 0.16 years.
The fair value of vested RSUs and PSUs issued under the 2020 Plan (measured at the vesting date) for the years ended December 31, 2021 and 2020 was as follows:

	For the years ended December 31,
	2021	2020
	(in thousands)
RSUs	$25,702	$207
PSUs	72,615	—

Note 14 — Earnings per share
The Company computed earnings per share (“EPS”) in conformity with the two-class method required for participating securities. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. The Company allocated income between its common and preferred shareholders only for the periods the preferred stock was outstanding, which was January 1, 2020 to March 4, 2020 and May 6, 2019 to December 31, 2019. There was no preferred stock outstanding March 5, 2020 to December 31, 2020 and January 1, 2019 to May 6, 2019. As the Company was in a net loss position for the year ended December 31, 2020, the net loss was allocated entirely to common shareholders.
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
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	For the years ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Numerator for basic earnings per share
Net income/(loss)	$(7,700)	$(12,599)	$10,807
Less: Income attributable to preferred shareholders	—	—	(377)
Net income/(loss) available to common shareholders	$(7,700)	$(12,599)	$10,430

Denominator for basic earnings per share
Weighted-average shares outstanding – basic	58,662	44,737	21,118
Basic earnings/(loss) per share	$(0.13)	$(0.28)	$0.49

Numerator for diluted earnings per share
Net income available to common shareholders	$(7,700)	$(12,599)	$10,430

Denominator for diluted earnings per share
Basic weighted-average common shares outstanding	58,662	44,737	21,118
Add: Dilutive impact of options in the money	—	—	4
Weighted-average shares outstanding for diluted earnings per share	58,662	44,737	21,122
Diluted earnings/(loss) per share	$(0.13)	$(0.28)	$0.49
The denominator used in the calculation of basic and diluted EPS has been retrospectively adjusted for the recapitalization of the Company’s shares as a result of the Business Combination as further described in Note 3.
The following potential dilutive common shares, presented based on weighted average potential shares outstanding during each period and adjusted for the stock split as a result of the transaction, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the years ended December 31,
Potential common shares	2021	2020	2019
	(in thousands)
Convertible preferred stock	—	184	689
Stock options to purchase common stock	5,826	4,649	5,273
Restricted stock units	2,110	2,261	—
Performance stock units	1,301	961	—
Warrants to purchase common stock	3,657	9,326	—
Total	12,894	17,381	5,962

Note 15 — Segment and geographic information
In accordance with ASC 280, Segment Reporting, the Company has determined it has one operating segment and one reportable segment. The chief operating decision maker assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The Company’s business activities have similar economic characteristics and are similar in all of the following areas: the nature of services, the type or class of customer for which they provide their services, and the methods used to provide their services.
Significant portion of the Company’s revenues is generated within North America. Refer to Note 10 (“Revenue”) for details.
Long-lived assets include property and equipment, net of accumulated depreciation and amortization and is summarized as follows (in thousands):

	As of December 31,
Long-lived assets, net of accumulated depreciation and amortization	2021	2020
	(in thousands)
Ukraine	$2,267	$1,340
Russia	1,920	1,023
United States	715	712
Serbia	433	492
Poland	313	528
Other	521	—
Total	$6,169	$4,095
Note 16 — Related parties transactions
Several of the Company’s minority shareholders are also members of the Board of Directors of some of the Company’s customers. Total revenue recorded from the related parties for the year ended December 31, 2021, and 2020 and 2019 was approximately $4.3 million, $0.1 million, and $1.0 million, respectively. Accounts receivable from the related parties was $0.6 million and $0.5 million as of December 31, 2021 and 2019, respectively. There was no accounts receivable from related party as of December 31, 2020.
As of December 31, 2021 the Company had payables to one of its related parties in the amount of $0.6 million that was classified as Other current liabilities in consolidated balance sheet.
As discussed further in Note 2, the Company provides services to its customers utilizing personnel from the Affiliate. The Affiliate performs services and support exclusively on behalf of the Company and its customers, however, the Company has no ownership in the Affiliate. The Affiliate's equity holder is an employee of the Company.

Note 17 — Commitments and contingencies
Operating leases
The Company leases its vehicles and facilities under non-cancelable operating leases expiring between January, 2022 and July, 2026. Rent expense related to the Company’s operating leases was approximately $4.2 million, $4.2 million, and $4.8 million for the year ended December 31, 2021, 2020, and 2019, respectively.
Future minimum payments under non-cancelable leases are as follows:

Years ending December 31, (in thousands)	Lease Payments
2022	$2,318
2023	580
2024	361
2025	289
2026	119
Total	$3,667
Software subscription services agreement
The Company entered into a software subscription services agreement (the “SSA”) effective as of June 1, 2019. The SSA is non-cancelable for a term of 5 years from the effective date and renewable at the election of the Company. Payments under the terms of the SSA are due quarterly in advance. Total future minimum payments under the non-cancelable SSA are as follows:

Years ending December 31, (in thousands)	Subscription Payments
2022	$369
2023	324
2024	81
Total	$774
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
Note 18 — Line of credit
In October 2017, the Company entered into a loan agreement for a revolving line of credit facility (“Line of Credit”) with a borrowing capacity of $0.5 million. The Line of Credit is secured by substantially all of the Company’s assets and was secured in order to provide credit support for a letter of credit facility and balances under the Company’s credit cards.
Borrowings under the Line of Credit are subject to a variable interest rate, based on changes in the Prime Rate, as calculated published by the Wall Street Journal. There were no borrowings on the Line of Credit as of December 31, 2021 and 2020.
Note 19 — Subsequent events

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions take by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material effect on the Company’s operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Russia or Ukraine of companies registered in the United States, such as the Company. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt the Company’s delivery of services, impair the Company's ability to complete financial or banking transactions, cause the Company to shift all or portions of its work occurring in the region to other countries, and may restrict the Company’s ability to engage in certain projects in the region or involving certain customers in the region. The Company has a significant number of personnel in Ukraine and Russia.

The Company has no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond the Company’s control. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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
An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded Tacit Knowledge Inc. (“Tacit”) from our evaluation of the internal control over financial reporting. Tacit constituted 5.2% of total assets as of December 31, 2021 and 7.9% of total revenues for the year ended December 31, 2021.
Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of fiscal 2021.
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of December 31, 2021. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
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

PART IV.
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
1.Financial Statements: See Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38685	3.1	March 9, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38685	3.1	May 6, 2020

4.1	Specimen Common Stock Certificate of the Registrant.	8-K	001-38685	4.1	March 9, 2020

4.2*	Description of Securities.

10.1+	Grid Dynamics International, Inc. 2018 Stock Plan and Forms of Agreement.	10-Q	001-38685	10.16	May 11, 2020

10.2+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan.	10-Q	001-38685	10.1	May 11, 2020

10.3+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Stock Option Agreement.	8-K	001-38685	10.2	March 9, 2020

10.4+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Unit Agreement.	8-K	001-38685	10.3	March 9, 2020

10.5+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Agreement.	8-K	001-38685	10.4	March 9, 2020

10.6+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Performance Share Award Agreement.	8-K	001-38685	10.5	March 9, 2020

10.7+	Form of Director and Officer Indemnification Agreement.	8-K	001-38685	10.6	March 9, 2020

10.8+	Outside Director Compensation Policy.	8-K	001-38685	10.7	March 9, 2020

10.9+	Employment Agreement between the Registrant and Leonard Livschitz.	8-K	001-38685	10.8	March 9, 2020

10.10+	Employment Agreement between the Registrant and Anil Doradla.	8-K	001-38685	10.9	March 9, 2020

10.11+	Employment Agreement between the Registrant and Victoria Livschitz.	8-K	001-38685	10.10	March 9, 2020

10.12+	Employment Agreement between the Registrant and Yury Gryzlov.	8-K	001-38685	10.12	March 9, 2020

10.13*+	Employment Agreement between the Registrant and Stan Klimoff.	8-K	001-38685	10.14	March 9, 2020

10.14*+	Form of Tax Indemnification Agreement of the Registrant.	8-K	001-38685	10.15	March 9, 2020

10.15	Amended and Restated Registration Rights Agreement, dated as of March 5, 2020, by and among the Company and certain security holders.	10-Q	001-38685	10.17	May 11, 2020

10.16	Waiver of Amended and Restated Registration Rights Agreement, dated as of April 17, 2020, by and among the Company and certain security holders.	S-1	333-238202	10.21	May 12, 2020

10.17	Stockholders’ Agreement, dated as of November 13, 2019, by and among the Company and certain security holders.	10-Q	001-38685	10.18	May 11, 2020

10.18*+	Consulting Agreement, dated as of June 15, 2021, between the Registrant and Livschitz Family Enterprises, LLC, as amended.

16.1	Letter from WithumSmith+Brown, PC regarding Change in Independent Registered Public Accounting Firm dated March 17, 2020.	8-K	001-38685	16.1	March 17, 2020

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________
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

GRID DYNAMICS HOLDINGS, INC.

Date: March 3, 2022	By:	/s/ Leonard Livschitz
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

Signature	Title	Date

/s/ Leonard Livschitz	Chief Executive Officer and Director	March 3, 2022
Leonard Livschitz	(Principal Executive Officer)

/s/ Anil Doradla	Chief Financial Officer	March 3, 2022
Anil Doradla	(Principal Financial and Accounting Officer)

/s/ Lloyd Carney	Chairman of the Board and Director	March 3, 2022
Lloyd Carney

/s/ Eric Benhamou	Director	March 3, 2022
Eric Benhamou

/s/ Marina Levinson	Director	March 3, 2022
Marina Levinson

/s/ Michael Southworth	Director	March 3, 2022
Michael Southworth

	Director	March 3, 2022
Weihang Wang

/s/ Yueou Wang	Director	March 3, 2022
Yueou Wang

/s/ Shuo Zhang	Director	March 3, 2022
Shuo Zhang

/s/ Patrick Nicolet	Director	March 3, 2022
Patrick Nicolet