Form 10-K/A
period 2021-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2022-05-02
CIK 1743725

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $448.9 million based on the closing price of the registrant’s common stock on June 30, 2021 of $15.03 per share, as reported by the Nasdaq Capital Market. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2022, there were 66,954,362 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: GRANT THORNTON LLP        Auditor Location: San Francisco, California        Auditor Firm ID: 248

Explanatory Note

Reasons for Filing this Amendment

On March 3, 2022, Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Original Filing for the purposes of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

General

Our business is managed under the direction of our board of directors, which is currently comprised of nine members. Six of our nine directors are independent within the meaning of the independent director requirements of the Nasdaq Stock Market LLC (“Nasdaq”). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

There are currently three directors in Class I, three directors in Class II and three directors in Class III. The term of office of our Class III directors, Eric Benhamou, Weihang Wang and Patrick Nicolet, will expire at this year’s annual meeting of stockholders. The term of office of our Class I directors, Leonard Livschitz, Shuo Zhang and Marina Levinson, will expire at the 2023 annual meeting of stockholders. The term of office of our Class II directors, Lloyd Carney, Yueou Wang and Michael Southworth, will expire at the 2024 annual meeting of stockholders.

Information regarding our directors, including their age as of February 28, 2021, is set forth below.

Name	Class	Age	Position	Director Since
Directors
Leonard Livschitz	I	55	Chief Executive Officer and Director	2006
Shuo Zhang(1)	I	56	Director	2017
Marina Levinson(1)	I	63	Director	2020
Lloyd Carney(2)(3)	II	60	Director and Chairman	2018
Yueou Wang	II	47	Director	2017
Michael Southworth(1)	II	49	Director	2020
Eric Benhamou(1)(2)(3)	III	66	Director	2006
Weihang Wang	III	55	Director	2017
Patrick Nicolet	III	63	Director	2022

(1)	Member of our audit committee.

(2)	Member of our compensation committee.

(3)	Member of our nominating and corporate governance committee.

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

Marina Levinson. Ms. Levinson is the founder and CEO of CIO Advisory Group LLC, which was founded in September 2011 and provides technology advice to venture capital and private equity firms and their portfolio companies. Since April 2014, she has also been a partner at venture capital firm BGV. She is on the board of HomeSmart International, a real estate brokerage company, and is a member of the Audit Committee. Previously, Ms. Levinson was a member of the board of directors of Personal Capital from October 2018 until August 2020 when Personal Capital was acquired by Empower Retirement. She also served on the board of Ellie Mae where she was the chair of the technology and cybersecurity committee and a member of the compensation committee from August 2014 until April 2019 when Ellie Mae was acquired by Thoma Bravo. She was also on the board of Carbonite where she was the chair of the nominating and corporate governance committee and a member of the information security risk committee from May 2017 until January 2020 when Carbonite was acquired by OpenText. From 2005 to 2011, Ms. Levinson served as senior vice president and chief information officer for NetApp, Inc. From 1999 to 2005, she served as vice president and chief information officer of Palm, Inc., having earlier served as senior director of global integration at 3Com. Ms. Levinson holds a B.S. in Computer Science from St. Petersburg Institute of Precision Mechanics and Optics. We believe Ms. Levinson is qualified to serve on our board of directors due to her extensive operational and management experience in the technology industry as well as her public company governance experience.

Class II Directors (Terms Expire in 2024)

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

Yueou Wang. Mr. Wang has served as a non-employee director of Grid Dynamics’ board of directors since 2017. Mr. Wang has served as Chief Executive Officer and Executive Director of ASL, the former parent company of Grid Dynamics, since September 2016 and September 2015, respectively. Mr. Wang joined ASL in 2011 as Financial Controller, Chief Financial Officer and Joint Company Secretary. Mr. Wang is currently a director of certain ASL subsidiaries and an associate of ASL (i.e., the directorship of i-Sprint). He was a director of Teamsun from December 2017 until February 2020. Previously, Mr. Wang was the Chief Financial Officer and a board secretary of Guangzhou Headway Technology Co., Ltd., and a regional finance manager (China) of Wistron Information Technology & Services Corporation. Mr. Wang holds a Bachelor’s degree in International Accounting from Jinan University, a Master’s degree in Business Administration from University of Wales, United Kingdom and an Executive Master’s degree in Business Administration from Research Institute of Tsinghua University. We believe Mr. Wang’s financial management expertise, including his expertise in the IT industry, provides him with the necessary skills to serve as a member of the board of directors and enables him to contribute valuable insight regarding financial and strategic business issues.

Michael Southworth. Mr. Southworth is currently the CEO of Babel Street, an AI-enabled open-source analytics company, where he has served since March 2022. Previously, he was President of Transflo, a leading provider of digital transformation solutions for the transportation market, from October 2020 to January 2022, and General Manager of the Intelligent Self-Service business at Verint Systems, Inc., a leading provider of customer engagement solutions, from February 2016 until September 2020. From June 2014 to February 2016, Mr. Southworth was Chief Executive Officer of Contact Solutions, a company acquired by Verint in February 2016 and led Contact Solution’s business transformation, including strategy planning, risk mitigation, executive recruitment and change management. For over two decades, Mr. Southworth has directed companies from the start-up phase through major periods of growth, leading numerous equity and debt financings and over $5.0 billion in mergers and acquisitions. Prior to Contact Solutions, Mr. Southworth was Senior Vice President of Global Wireless Solutions at Corning. In addition, he held senior financial roles at a number of technology companies including MobileAccess Networks, Telemus Solutions, Lucent Technologies, Chromatis Networks, and the X-Stream Network. Mr. Southworth began his career in the Silicon Valley office of PriceWaterhouse Coopers where he managed IPOs and advised clients on tax and accounting matters. Mr. Southworth holds a Bachelor of Science from the University of California at Berkeley. He is a Certified Public Accountant in the State of California and currently serves on the Board of Directors of Quality of Life Plus. Mr. Southworth previously served on the Board of Directors of Finjan Holding, Inc. We believe Mr. Southworth is qualified to serve on our board of directors due to his extensive operational and management experience with multinational technology growth companies and expertise in equity and debt financing.

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

Patrick Nicolet. Mr. Nicolet is the Managing Partner of Line Break Capital Ltd, a technology brokering company specialized in distributed computing that he founded in January 2021. Prior to that, he spent over twenty years in various roles at Capgemini SE, a consulting, technology services and digital transformation company, including seven as a Group Executive Board member. He also serves on the boards of directors of several private companies. Mr. Nicolet received his Bachelor of Laws (LLB) from the Université de Lausanne in Switzerland in 1984 and previously served in the Swiss Air Force where he obtained the Grade of Major. We believe Mr. Nicolet’s decades of operational and management experience in the technology industry, particularly in consulting and digital transformation, provides him with the necessary skills to serve as a member of the board of directors

Executive Officers

The following table sets forth certain information about our executive officers and their respective ages as of February 28, 2022. Officers are elected by the board of directors to hold office until their successors are elected and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Leonard Livschitz	55	Chief Executive Officer and Director
Anil Doradla	52	Chief Financial Officer
Yury Gryzlov	39	Chief Operating Officer
Stan Klimoff	36	Chief Strategy Officer

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

Stan Klimoff. Mr. Klimoff initially joined Grid Dynamics as Director of Engineering in 2007, served as the Vice President of Corporate Development from 2015-2021, and has served as Chief Strategy Officer since 2021. He is responsible for strategic partnerships, international growth, and M&A. From 2012 to 2015, Mr. Klimoff was Founder and Chief Technology Officer of Tonomi, a developer of a cloud orchestration and application management platform. He also served as Principal Architect of Grid Dynamics from 2009 to 2011 focusing on the technology sector and Vice President of Cloud Services from 2011 to 2013.

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

Board and Stockholder Meetings and Committees

During the fiscal year ended December 31, 2021, Grid Dynamics’ board of directors held five meetings (including regularly scheduled and special meetings) and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she served as a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

We encourage, but do not require, our directors to attend our annual meeting of stockholders. All of our directors who served at the time of the 2021 annual meeting of stockholders attended such meeting.

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

Each of the members of our audit committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Ms. Zhang is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). The audit committee held five meetings in 2021.

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

 Each of the members of our compensation committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The compensation committee held five meetings in 2021.

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

Each of the members of our nominating and corporate governance committee meets the requirements for independence under the listing standards of Nasdaq. The nominating and corporate governance committee held one meeting in 2021.

Compensation Committee Interlocks and Insider Participation

In 2021, Mr. Benhamou and Mr. Carney served as members of our compensation committee. None of the members of our compensation committee is or has been an officer or employee of Grid Dynamics. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or board of directors.

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

Summary Compensation Table

Grid Dynamics’ named executive officers (“NEOs”), which consist of the principal executive officer and the next two most highly compensated executive officers, for 2021 are Leonard Livschitz, Chief Executive Officer, Anil Doradla, Chief Financial Officer, and Yury Gryzlov, Chief Operating Officer.

Grid Dynamics’ compensation policies and philosophies are designed to align compensation with business objectives, while also enabling Grid Dynamics to attract, motivate and retain individuals who contribute to Grid Dynamics’ long-term success. The compensation of Grid Dynamics’ NEOs has consisted of a base salary and cash bonus, retirement, health and welfare benefits, and equity awards.

The following table presents summary information regarding the total compensation for the years ended December 31, 2021 and 2020 for the NEOs of Grid Dynamics:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)	Total ($)
Leonard Livschitz,	2021	600,000	1,020,000	—	5,202,033	—	6,822,033
Chief Executive Officer	2020	555,000	440,104	—	13,649,920	2,222,128	16,867,152

Anil Doradla,	2021	300,000	255,000	—	505,374	—	1,060,374
Chief Financial Officer

Yury Gryzlov,	2021	270,000	239,500	—	505,374	—	1,014,874
Chief Operating Officer	2020	225,875	82,729	455,742	1,888,480	419,594	3,064,420

(1)	The amounts included in this column reflect payments earned in 2021 and 2020 under the Company’s Corporate Bonus Plan as described below.

(2)	The amounts included in this column reflect the aggregate grant date fair value of stock options granted during 2021 and 2020 computed in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The assumptions used to calculate these amounts are discussed in notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2021 included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3)	The amounts in this column represent the aggregate grant date fair value of restricted stock unit (“RSU”) awards and performance share awards (“PSAs”) granted to the NEO in 2021 and 2020 computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2021 included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the RSU awards, PSAs, or the sale of the common stock underlying such awards. The grant date fair market value for the PSAs assuming the maximum payout would have been $15,606,098 for Mr. Livschitz and $1,516,121 for Mr. Doradla and Mr. Gryzlov.

Salaries and Incentive Bonuses

Each of Grid Dynamics’ NEOs receives a base salary to compensate them for services rendered to Grid Dynamics. The base salary is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, position and responsibilities.

Each of Grid Dynamics’ NEOs is also eligible to receive payments under the Company’s Corporate Bonus Plan, which provides that eligible participants, including the NEOs, earn quarterly bonuses based on achievement of financial performance objectives of Grid Dynamics. Performance targets are established based on a combination of goals, which generally included revenue and EBITDA targets for 2021. Bonus amounts earned are paid following the end of each calendar quarter based on targeted quarterly and annual amounts for each NEO as set forth in their employment agreements. The target bonus opportunities under the Company’s Corporate Bonus Plan for 2021 for the NEOs were 100% of base salary for Mr. Livschitz, 50% of base salary for Mr. Doradla, and 50% of base salary for Mr. Gryzlov.

Employment Agreements

Grid Dynamics entered into employment agreements with certain officers of Grid Dynamics (including its current NEOs), which became effective as of the consummation of the Business Combination and were assumed by the Company (as amended, the “Post-Combination Employment Agreements”).

Each Post-Combination Employment Agreement generally provides, with respect to each officer, the following terms: (i) at-will employment, (ii) the annual base salary, (iii) eligibility to receive annual incentive bonuses at the Company’s discretion and related targeted payment, (iv) initial grant of equity awards by the Company and eligibility to be granted future equity awards by the Company in the discretion of its board of directors, (v) an initial term for the agreement of four years with successive one-year renewal terms unless either party provides timely notice of non-renewal, (vi) severance payments upon a termination without cause (excluding death or disability) or resignation for “good reason” (as defined in the agreement) and (vii) eligibility for enhanced “double-trigger” severance upon such terminations that occur within the three month period prior to or the 12 month period following a “change in control” (as defined in the agreement). Severance payments (including due to a double-trigger termination in connection with a change in control) are generally comprised of: (i) a lump-sum payment equal to 24 months of base salary for Mr. Livschitz, 12 months of base salary for Mr. Doradla and 12 months of base salary for Mr. Gryzlov, (ii) a lump-sum payment equal to 100% with respect to Mr. Livschitz, 50% with respect to Mr. Doradla or 50% with respect to Mr. Gryzlov of the current annual maximum bonus target amount, (iii) reimbursement for the monthly premiums for COBRA continuation coverage for a period of 24 months for Mr. Livschitz, 12 months for Mr. Doradla and 12 months for Mr. Gryzlov and (iv) for severance unrelated to a change in control, one year of accelerated vesting of outstanding unvested equity awards on the termination date.

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

Outstanding Equity Awards at 2021 Year-End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, as of December 31, 2021, for each of Grid Dynamics’ NEOs:

	Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) – Exercisable	Number of Securities Underlying Unexercised Options (#) – Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock that Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock that Have Not Vested ($)(6)
Leonard Livschitz	3/13/2020					749,814	(2)	28,470,438
	3/2/2021								69,983	2,657,255
Anil Doradla	3/13/2020	61,250	78,750	8.26	3/12/2030
	3/13/2020					72,846		2,765,963
	5/4/2020					43,750		1,661,188
	3/2/2021								6,799	258,158
Yury Gryzlov	11/12/2018	252,588		3.54	11/11/2028
	5/22/2019	46,518		3.54	5/21/2029
	5/22/2019	18,565		3.54	5/21/2029
	3/13/2020	61,250	78,750	8.26	3/12/2030
	3/13/2020					72,846	(2)	2,765,963
	5/4/2020					43,750	(3)	1,661,188
	3/2/2021								6,779	258,158

(1)	Twenty-five percent (25%) of the shares subject to the option vested on March 13, 2021 and the remaining shares vest in 12 equal quarterly installments thereafter, provided the participant’s service has not terminated prior to each such date.
(2)	Twenty-five percent (25%) of the shares underlying these RSUs vested on March 13, 2021, and the remaining RSUs vest in 12 equal quarterly installments thereafter.
(3)	Twenty-five percent (25%) of the shares underlying these RSUs vested on May 4, 2021, and the remaining RSUs vest in 12 equal quarterly installments thereafter.
(4)	This amount reflects the fair market value of our common stock of $37.97 per share as of December 31, 2021, multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.
(5)	The shares underlying these performance share awards (“PSAs”) vest upon our board’s certification of the achievement of certain performance metrics, with such certification to occur no later than March 1, 2022. The PSAs generally required the achievement of performance relating to specified levels of revenue growth from fiscal year 2020 to fiscal year 2021, and gross margin for revenue (as adjusted for certain items) for fiscal year 2021 with each such performance goal weighted at 50% of the award. Upon maximum performance achievement, 300% of the target number of PSAs awarded could become eligible to vest. In the event that Grid Dynamics’ change in control occurred during the fiscal year, 100% of the target number of PSAs would become eligible to vest on December 31, 2021, subject to continued service through such date. In December 2021, the compensation committee of our board of directors and our board of directors certified the achievement of certain performance metrics, resulting in 250% of the target number of PSAs vesting on the certification date, resulting in the issuance of the following number of shares to the following individuals: 833,125 shares for Mr. Livschitz, 80,938 shares for Mr. Doradla and 80,938 shares for Mr. Gryzlov. In February 2022, the compensation committee of our board of directors and our board of directors certified the achievement of certain performance metrics, resulting in 271% of the target number of PSAs vesting on the certification date (minus the 250% that had already been issued in December 2021), with such target numbers reflected here. The amounts shown in the table above reflect shares of our common stock issued on February 25, 2022 as if such determination had been made as of December 31, 2021.
(6)	This amount reflects the fair market value of our common stock of $37.97 per share as of December 31, 2021, multiplied by the amount shown in the column for Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested.

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

Non-Employee Director Compensation

Our board of directors has adopted an Outside Director Compensation Policy, pursuant to which, (i) each outside director will be paid an annual cash retainer of $40,000, an initial grant of RSUs with a grant date fair market value of $75,000, and an annual grant of RSUs with a grant date fair market value of $75,000, (ii) the non-executive chairperson of the board will be paid an additional annual cash fee of $20,000 and granted an additional grant of RSUs with a grant date fair market value of $20,000, (iii) the lead outside director will be paid an additional annual cash fee of $20,000 and granted an additional grant of RSUs with a grant date fair market value of $20,000, (iv) the chair of the audit, compensation and nominating and corporate governance committees will be paid an additional annual cash fee of $20,000, $15,000 and $15,000, respectively, and (v) members of the audit, compensation and nominating and corporate governance committees that are not serving as the chair of such committee, will be paid of an additional annual cash fee of $15,000, $10,000 and $10,000, respectively. Notwithstanding the foregoing, no outside director may be paid, issued or granted, in any fiscal year of the Company, cash compensation and equity awards with an aggregate value greater than $600,000.

The table below shows the total compensation earned by our non-employee directors for the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Shuo Zhang	55,000	74,989	129,989
Marina Levinson	55,000	74,989	129,989
Lloyd Carney	85,000	94,998	179,998
Yueou Wang	40,000	74,989	114,989
Michael Southworth	60,000	74,989	134,989
Eric Benhamou	80,000	74,989	154,989
Weihang Wang	40,000	74,989	114,989

(1)	The amounts in this column represent the aggregate grant date fair value of RSU awards granted to the director in the fiscal year computed in accordance with FASB ASC Topic 718. See Note 10 of the notes to our consolidated financial statements included elsewhere in the Original Filing for a discussion of our assumptions in determining the grant date fair value of our equity awards.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights	Weighted Average Exercise Price of Outstanding Options and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders
2018 Stock Plan(2)	1,916,101	$3.54	—
2020 Equity Incentive Plan(3)	3,830,687	$8.38	10,268,816
Equity compensation plans not approved by security holders	—	—	—
TOTAL	5,746,788		10,268,816

(1)	The weighted average exercise price does not take into account outstanding RSUs.

(2)	The 2018 Stock Plan was terminated in connection with the consummation of the Business Combination, and accordingly, no further shares are available for issuance under the 2018 Stock Plan. Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Additionally, on March 4, 2020, the date of the closing of the Business Combination (the “Closing”), a percentage of outstanding vested Grid Dynamics stock options were settled in exchange for cash consideration. The remaining portion of outstanding vested options and all unvested options were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. The number of each participant’s assumed options and the exercise price were adjusted. The assumed stock options continued to be subject to the same terms and conditions, including vesting schedule terms, in accordance with the 2018 Stock Plan.

(3)	The Company’s 2020 Equity Incentive Plan became effective on March 4, 2020, in connection with the consummation of the Business Combination. The 2020 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents and other stock-based awards and other substitute awards, annual incentive awards and performance awards. The Company has reserved a total of 16,300,000 shares of Company common stock for issuance pursuant to the 2020 Equity Incentive Plan, subject to certain adjustments set forth therein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2022 for:

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors and nominees for director; and

●	all of our current executive officers and directors as a group.

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

We have based our calculation of the percentage of beneficial ownership on 66,954,362 shares of our common stock outstanding as of February 28, 2022 (the “Beneficial Ownership Date”). In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options, warrants or RSUs held by that person that are currently exercisable, exercisable, or subject to settlement within 60 days of February 28, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Grid Dynamics Holdings, Inc., 5000 Executive Parkway, Suite 520, San Ramon, CA 94583.

	Common Stock(1)
Name of Beneficial Owner	Number	Percentage
5% Securityholders:
Beijing Teamsun Technology Co. Ltd(2)	14,802,570	22.1%
Entities affiliated with Blackrock, Inc.(3)	6,222,685	9.3%
Named Executive Officers and Directors:
Lloyd Carney(4)	1,177,500	1.8%
Eric Benhamou(5)	327,318	*
Marina Levinson(6)	15,398	*
Leonard Livschitz(7)	2,021,868	3.0%
Patrick Nicolet	--	--
Michael Southworth(8)	18,218	*
Weihang Wang(9)	16,534	*
Yueou Wang(10)	58,931	*
Shuo Zhang(11)	214,873	*
Yury Gryzlov(12)	508,434	*
Anil Doradla(13)	215,006	*
All executive officers and directors as a group (12 persons)(14)	4,946,463	7.3%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	The percentage of beneficial ownership on the record date is calculated based on 66,954,362 shares of our common stock as of February 28, 2022, adjusted for each owner’s options, warrants or RSUs held by that person that are currently exercisable or exercisable within 60 days of February 28, 2022, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.
(2)	Consists of 14,802,570 outstanding shares of our common stock. Beijing Teamsun Technology Co. Ltd. (“Beijing Teamsun”) is the ultimate parent of GDD International Holdings Company (“GDD”), through its subsidiaries Teamsun Technology (HK) Limited (“Teamsun”), Automated Systems Holdings Limited (“ASL”) and GDB International Investment Limited (“GDB”). Beijing Teamsun, GDD, Teamsun, ASL and GDB share voting and dispositive power of all these shares. The address of ASL, GDB and GDD is 15/F, Topsail Plaza, 11 On Sum Street, Shain, Hong Kong, the address of Teamsun is Unit 907, 9th Floor, Tai Yau Building, 181 Johnston Road, Wanchai, Hong Kong and the address of Beijing Teamsun is Room 501, 5/F., No. 23 Building, 10 East Block XiBeiWang East Road, HaiDian District, Beijing, China.

(3)	Based solely on information contained in a Schedule 13G/A filed on February 3, 2022. This securityholder has sole power to vote 6,187,897 shares and sole power to dispose or to direct the disposition of 6,222,685 shares. The securityholder’s principal business address is 55, East 52nd Street, New York, NY 10055.
(4)	Consists of (a) 1,089,079 shares held of record by Mr. Carney, and (b) 88,421 shares held of record by The Lloyd A. Carney Revocable Trust dated September 25, 1995, of which Mr. Carney serves as trustee.
(5)	Consists of (a) 263,785 shares held of record by Mr. Benhamou, and (b) 63,533 shares subject to options exercisable within 60 days of February 28, 2022, all of which have vested as of such date.

(6)	Consists of 15,398 shares held of record by Ms. Levinson.
(7)	Consists of (a) 1,938,556 shares held of record by Mr. Livschitz, and (b) 83,312 shares subject to RSUs that vest within 60 days of February 28, 2022.

(8)	Consists of 18,218 shares held of record by Mr. Southworth.

(9)	Consists of 16,534 shares held of record by Mr. Wang.

(10)	Consists of (a) 16,534 shares held of record by Mr. Wang, and (b) 42,397 shares subject to options exercisable within 60 days of February 28, 2022, all of which have vested as of such date.

(11)	Consists of (a) 11,595 shares held of record by Mr. Zhang, (b) 139,655 shares held of record by Renascia Fund B LLC for which Ms. Zhang is the managing member and chief executive, and (c) 63,623 shares subject to options exercisable within 60 days of February 28, 2022, all of which have vested as of such date.

(12)	Consists of (a) 121,420 shares held of record by Mr. Gryzlov, (b) 378,921 shares subject to options exercisable within 60 days of February 28, 2022, all of which have vested as of such date, and (c) 8,093 shares subject to RSUs that vest within 60 days of February 28, 2022.
(13)	Consists of (a) 145,663 shares held of record by Mr. Doradla, (b) 61,250 shares subject to options exercisable within 60 days of February 28, 2022, all of which have vested as of such date, and (c) 8,093 shares subject to RSUs that vest within 60 days of February 28, 2022.
(14)	Consists of (a) 4,022,223 shares held of record, (b) 816,649 shares subject to options exercisable within 60 days of February 28, 2022, all of which have vested as of such date, and (c) 107,591 shares subject to RSUs that vest within 60 days of February 28, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since January 1, 2021, there have been no transactions to which Grid Dynamics has been a participant, in which: (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of Grid Dynamics’ total assets at year-end for the last two completed fiscal years; and (ii) any of its directors, executive officers, or holders of more than 5% of its capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

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

On November 13, 2019, and effective as of the closing of the Business Combination (the “Closing”), ChaSerg and each of ChaSerg Technology Sponsor LLC (the “Sponsor”), BGV, GDB International Investment Limited, GDD International Holding Company, Leonard Livschitz, Victoria Livschitz and ASL (together with any individuals or entities that are signatories thereto or hereafter become party to the agreement, the “Voting Parties”) entered into a Stockholders’ Agreement, pursuant to which, among other things, the Voting Parties agreed (i) to take all necessary action to cause the Company’s board of directors to be comprised of eight directors effective immediately following the Closing, (ii) subject to certain share ownership thresholds, which the Sponsor no longer meets, to grant each of ASL and the Sponsor rights to designate two directors for election to the Company’s board of directors (and the Voting Parties will vote in favor of such designees), (iii) to designate the Chief Executive Officer of Grid Dynamics for election to the Company’s board of directors, and (iv) to designate three unaffiliated designates for election to the Company’s board of directors.

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

We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that each of Eric Benhamou, Lloyd Carney, Marina Levinson, Patrick Nicolet, Michael Southworth, and Shuo Zhang will be considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth the approximate aggregate fees billed to the Company by Grant Thornton LLP in 2020 and 2021 (in thousands):

Fee Category	2020	2021
Audit Fees(1)	$685,530	$750,000
Audit-Related Fees(2)	$82,495	$116,000
Tax Fees(3)	—	$44,250
All Other Fees(4)	—	$177,018
Total	$768,025	$1,087,268

(1)	“Audit Fees” consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.

(2)	“Audit-Related Fees" are aggregate fees billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include consultations and audits related to mergers and acquisitions; and services related to offering of common stock and consents for registration statements.

(3)	“Tax Fees" are the aggregate fees billed by Grant Thornton LLP for professional services rendered in connection with tax compliance, advice and planning.

(4)	“All Other Fees" consist of the aggregate fees billed by Grant Thornton LLP for professional services rendered for buy-side due diligence.

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

2. Financial Statement Schedules:  No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.1	March 3, 2022

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.2	March 3, 2022

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID DYNAMICS HOLDINGS, INC.
(Registrant)

May 2, 2022	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer
(Principal Executive Officer)