Form 10-Q
period 2022-03-31
GRID DYNAMICS HOLDINGS, INC.
filed 2022-05-05
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of May 2, 2022, there were 67,063,701 shares of registrant’s common stock issued and outstanding.

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
ii

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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$153,308	$144,364
Accounts receivable, net of allowance of $360 and $315 as of March 31, 2022 and December 31, 2021, respectively	41,366	38,838
Unbilled receivables	5,341	4,475
Prepaid income taxes	783	584
Prepaid expenses and other current assets	5,771	4,503
Total current assets	206,569	192,764
Property and equipment, net	6,854	6,169
Operating lease right-of-use assets, net	5,280	—
Intangible assets, net	18,476	19,097
Deferred tax assets	2,665	2,731
Goodwill	35,958	35,958
Total assets	$275,802	$256,719

Liabilities and equity
Current liabilities
Accounts payable	$2,212	$2,053
Accrued liabilities	1,019	1,150
Accrued compensation and benefits	15,946	10,562
Accrued income taxes	3,878	1,980
Operating lease liabilities, current	2,047	—
Other current liabilities	7,589	9,599
Total current liabilities	32,691	25,344
Deferred tax liabilities	4,171	4,324
Long-term debt, net	4,806	—
Operating lease liabilities, noncurrent	2,882	—
Total liabilities	44,550	29,668

Commitments and contingencies (Note 16)
Stockholders’ equity (Note 13)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 67,056,826 and 66,850,941 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	219,228	212,077
Retained earnings	12,426	15,093
Accumulated other comprehensive loss	(409)	(126)
Total stockholders’ equity	231,252	227,051
Total liabilities and stockholders’ equity	$275,802	$256,719
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$71,410	$39,134
Cost of revenue	44,631	23,797
Gross profit	26,779	15,337

Operating expenses
Engineering, research, and development	3,096	1,783
Sales and marketing	4,215	3,032
General and administrative	19,265	12,300
Total operating expenses	26,576	17,115

Income/(loss) from operations	203	(1,778)
Other expenses	(700)	(1,050)
Loss before income taxes	(497)	(2,828)
Provision/(benefit) for income taxes	2,170	(766)
Net loss	$(2,667)	$(2,062)

Foreign currency translation adjustments, net of tax	(283)	49
Comprehensive loss	$(2,950)	$(2,013)

Loss per share
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Weighted average shares outstanding
Basic	66,919	51,629
Diluted	66,919	51,629
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	66,851	$7	$212,077	$15,093	$(126)	$227,051
Net loss	—	—	—	(2,667)	—	(2,667)
Stock-based compensation	—	—	8,661	—	—	8,661
Exercise of stock options	72	—	292	—	—	292
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	134	—	(1,802)	—	—	(1,802)
Foreign currency translation adjustment, net of tax	—	—	—	—	(283)	(283)
Balance at March 31, 2022	67,057	$7	$219,228	$12,426	$(409)	$231,252

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2020	50,879	$5	$128,930	$22,793	$(4)	$151,724
Net loss	—	—	—	(2,062)	—	(2,062)
Stock-based compensation	—	—	5,671	—	—	5,671
Exchange of warrants into common stock	2,221	—	—	—	—	—
Exercise of stock options	41	—	162	—	—	162
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	1,030	—	(15,297)	—	—	(15,297)
Foreign currency translation adjustment, net of tax	—	—	—	—	49	49
Balance at March 31, 2021	54,171	$5	$119,466	$20,731	$45	$140,247

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,667)	$(2,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,589	946
Operating lease right-of-use assets amortization expense	636	—
Bad debt expense	45	(107)
Deferred income taxes	(87)	(1,192)
Stock-based compensation	8,661	5,671
Change in fair value of warrants	—	859
Changes in assets and liabilities:
Accounts receivable	(2,573)	(2,951)
Unbilled receivables	(866)	(430)
Prepaid income taxes	(199)	83
Prepaid expenses and other current assets	(1,268)	(1,553)
Accounts payable	159	1,576
Accrued liabilities	(131)	268
Accrued compensation and benefits	5,384	2,021
Operating lease liabilities	(987)	—
Accrued income taxes	1,898	(70)
Other current liabilities	(77)	(15)
Net cash provided by operating activities	9,517	3,044
Cash flows from investing activities
Purchase of property and equipment	(1,653)	(851)
Net cash used in investing activities	(1,653)	(851)
Cash flows from financing activities
Proceeds from exercises of stock options, net of shares withheld for taxes	292	162
Payments of tax obligations resulted from net share settlement of vested stock awards	(1,802)	(15,297)
Payment of contingent consideration related to previously acquired business	(1,933)	—
Proceeds from debt	5,000	—
Debt issuance cost	(194)	—
Net cash provided by/(used in) financing activities	1,363	(15,135)
Effect of exchange rate changes on cash and cash equivalents	(283)	49
Net increase/(decrease) in cash and cash equivalents	8,944	(12,893)
Cash and cash equivalents, beginning of period	144,364	112,745
Cash and cash equivalents, end of period	$153,308	$99,852

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$643	$834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 1 — Background and nature of operations
Grid Dynamics Holdings, Inc. (the “Company”) provides enterprise-level digital transformation in the areas of search, analytics, and release automation to Fortune 1000 companies. The Company’s headquarters and principal place of business is in San Ramon, California.
The Company was originally incorporated in Delaware on May 21, 2018 as a special purpose acquisition company under the name ChaSerg Technology Acquisition Corp. (“ChaSerg”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving ChaSerg and one or more businesses. On March 5, 2020 (the “Closing”), the Company consummated its business combination with Grid Dynamics International, Inc. (“GDI”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated November 13, 2019 (the “Business Combination”). In connection with the Closing, the Company changed its name from ChaSerg Technology Acquisition Corp. to Grid Dynamics Holdings, Inc. The Company’s common stock is now listed on the NASDAQ under the symbol “GDYN”.
Note 2 — Basis of presentation and summary of significant accounting policies
The following is a summary of critical accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements. Full description of significant accounting policies is provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 3, 2022.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on March 3, 2022.
Principles of consolidation
The accompanying condensed financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. The most significant subcontractor is GD Ukraine, LLC (“Affiliate”), a third-party contractor in Ukraine. The affiliate performs services and support exclusively on behalf of the Company and its customers. The Company has no ownership in the Affiliate. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation.
Use of estimates
The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material. Significant estimates include allowances for receivables, calculation of accrued liabilities, capitalization of internally developed software, stock-based compensation, contingent consideration payable, determination of fair value, useful lives and recoverability of intangible assets and goodwill, determination of provision for income taxes and uncertain tax positions.

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
Leases — In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The standard supersedes previously existing lease guidance (“Topic 840”) and requires entities to recognize all leases, with the exception of leases with a term of twelve months or less, on the balance sheet as right-of-use assets (“RoU Assets”) and lease liabilities. Disclosures should provide the information in the financial statements summarizing the amount, timing and cash flows arising from leasing. The Company adopted Topic 842, effective January 1, 2022 using current period adjustment method. Prior period amounts were not adjusted.
The Company determines if an arrangement is a lease or contains a lease at lease inception. Assessment and classification of lease as either an operating or a financing is performed at the lease commencement date. Operating lease liabilities and their corresponding RoU Assets are initially measured based on the present value of future lease payments over the expected remaining lease term. RoU Asset value is additionally adjusted by initial direct costs and incentives received. Present value is calculated based in either interest rate implicit in lease agreement or, if not available, based on incremental borrowing rate. Incremental borrowing rate reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or terminate a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will exercise the renewal option. RoU Assets are subject to periodic impairment tests. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
In accordance with Topic 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. The Company elected a practical expedient to account for lease and non-lease components together as a single lease component. The Company also elected the short-term lease recognition exemption for all classes of lease assets with an original term of twelve months or less. For transition, practical expedients were accepted to carry forward historical accounting for any expired or existing contracts that are or contain lease contracts and not to re-assess initial direct costs for any expired or existing leases.
The adoption of Topic 842 on January 1, 2022 resulted in the recognition of RoU Assets for operating leases of $5.9 million and operating lease liabilities of $5.7 million. The adoption of Topic 842 did not have an impact on the unaudited condensed consolidated statement of loss and comprehensive loss, condensed consolidated statement of changes in stockholders’ equity or the condensed consolidated statement of cash flows.
See Note 11 “Leases” in the unaudited condensed consolidated financial statements for additional information regarding leases.
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
Note 3 — Acquisitions
Tacit — On May 29, 2021, the Company acquired 100% of the equity interest of the global consultancy company Tacit Knowledge Inc. (“Tacit”). Founded in 2002, Tacit is a global provider of digital commerce solutions, serving customers across the UK, North America, Continental Europe, and Asia. The acquisition of Tacit added approximately 180 employees to the Company's headcount. The acquisition will augment the Company's service offerings and will strengthen its competitive position within the market. Additionally, the acquisition also enabled the Company to leverage near-shore capabilities with Tacit's presence in Mexico.
The total purchase consideration is $37.6 million and consists of cash consideration of $33.6 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $4.0 million. The maximum amount of potential contingent cash consideration is $5.0 million. During the fourth quarter of 2021 the Company adjusted fair value of contingent consideration as of December 31, 2021 to its maximum amount and reflected the expense in its consolidated statement of loss. The contingent consideration is payable based on revenue and EBITDA metrics to be achieved by Tacit within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. See Note 4 for further details on contingent consideration.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. There were no measurement period adjustments for the quarter ended March 31, 2022 for Tacit:

Tacit
Current assets	$9,145
Property, plant and equipment	466
Intangible assets	12,913
Goodwill	21,268
Total assets acquired	$43,792

Accounts payable and accrued expenses	(3,675)
Deferred taxes	(2,500)
Total liabilities assumed	$(6,175)
Purchase price allocation	$37,617
Current assets acquired include cash and cash equivalents in the amount of $3.0 million. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach. The goodwill for Tacit is not deductible for income tax purposes.
During the second half of 2021 the Company updated fair value of contingent consideration for Tacit at acquisition date that resulted in the increase of goodwill for $0.7 million. During the fourth quarter of 2021, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Tacit.

The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during March 31, 2022 are as follows:

Tacit	Fair Value	Useful Life	Amortization method
Customer relationships	$11,737	12 years	Straight-line
Trade name	1,176	4 years	Declining balance
Total Tacit identified intangible assets	$12,913
The acquisition of Tacit was accounted for using the acquisition method of accounting, and consequently, the results of operations for Tacit are reported in the consolidated financial statements from the date of acquisition. Tacit revenue was approximately $7.1 million during three months ended March 31, 2022.
The following unaudited pro forma information presents the combined results of operations as if the acquisition of Tacit had occurred at the beginning of 2021. Tacit pre-acquisition results have been added to the Company’s historical results. The pro forma results contained in the table below include adjustment for amortization of acquired intangibles. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

	Three Months Ended March 31,
(Unaudited)	2022	2021
Revenue	$71,410	$43,415
Net loss	$(2,667)	$(1,721)
Diluted loss per share	$(0.04)	$(0.03)
Note 4 — Fair value
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
During the years ended December 31, 2021 and 2020 the Company completed two acquisitions under which the Company committed to make a cash earnout payment subject to attainment of specific performance targets. The weighted average discount rates used to determine the final fair value of Daxx Web Industries B.V. (“Daxx”) and Tacit contingent considerations was 4.8% and 13.5%, respectively.
The Company records contingent consideration payable in Other current liabilities in its consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the three months ended March 31, 2022 are as follows (in thousands):

Amount
Contingent consideration payable as of December 31, 2021	$6,933
Payment of contingent consideration - Daxx	(1,933)
Contingent consideration payable as of March 31, 2022	$5,000

Note 5 — Prepaid expenses
The prepaid expenses were as follows (in thousands):

	As of
	March 31, 2022	December 31, 2021
Prepaid expenses	$3,431	$2,188
Value added tax receivable	585	931
Prepaid insurance	371	921
Other assets	1,384	463
Total prepaid expenses and other current assets	5,771	4,503
Note 6 — Property and equipment, net
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of
		March 31, 2022	December 31, 2021
Computers and equipment	2-5	$11,950	$10,784
Machinery and automobiles	5	285	246
Furniture and fixtures	3-7	1,190	1,174
Software	5	513	513
Leasehold improvements	7-12	479	486
		14,417	13,203
Less: Accumulated depreciation and amortization		(8,737)	(8,240)
		5,680	4,963

Capitalized software development costs	2-3	4,974	4,656
Less: Accumulated amortization		(3,800)	(3,450)
		1,174	1,206
Property and equipment, net		$6,854	$6,169

Note 7 — Intangible assets, net
Intangible assets consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of
		March 31, 2022	December 31, 2021
Customer relationships	8-12	$15,971	$15,971
Tradename	4-10	4,676	4,676
Non-compete agreements	2	440	440
		21,087	21,087
Less: Accumulated amortization		(2,611)	(1,990)
Intangible assets, net		$18,476	$19,097

Note 8 — Other current liabilities
The components of other current liabilities were as follows (in thousands):

	As of
	March 31, 2022	December 31, 2021
Contingent consideration payable	$5,000	$6,933
Value added tax payable	1,168	1,274
Customer deposits	783	798
Other liabilities	638	594
Total other current liabilities	$7,589	$9,599
Note 9 — Debt
Revolving Credit Facility — On March 15, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”) by and among the Company, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Agent”). The 2022 Credit Agreement provides for a secured multicurrency revolving loan facility with an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. The Company may increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. The 2022 Credit Agreement matures on March 15, 2025.
At the Company’s option, borrowings under the 2022 Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 1.0% to 1.5%, (ii) an adjusted term Secured Overnight Financing Rate ("SOFR") or adjusted the Euro Interbank Offer Rate ("EURIBOR") (based on one, three or six-month interest periods) plus a margin ranging from 2.0% to 2.5%, or (iii) an adjusted daily simple SOFR rate (or SONIA rate in the case of loans denominated in pounds sterling, or SARON rate in the case of loans denominated in Swiss francs), plus a margin ranging from 2.0% to 2.5%, in each case, with the applicable margin determined based on the Company’s consolidated total leverage ratio. The Company is also obligated to pay other closing fees, administration fees, commitment fees and letter of credit fees customary for a credit facility of this size and type.
The Company’s obligations under the 2022 Credit Agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the 2022 Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the personal property of the Company and the Company’s subsidiary guarantors.

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of March 31, 2022, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
In October, 2017, the Company entered into a loan agreement for a revolving line of credit facility (the “Line of Credit”) with a borrowing capacity of $0.5 million. The Line of Credit is secured by substantially all of the Company’s assets and was secured in order to provide credit support for a letter of credit facility and balances under the Company’s credit cards. Borrowings under the Line of Credit are subject to a variable interest rate, based on changes in the Prime Rate, as calculated published by the Wall Street Journal. The Company closed the Line of Credit in March of 2022.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2022 Revolving Facility as of March 31, 2022 and and Line of Credit as of December 31, 2021 (in thousands):

	As of
	March 31, 2022	December 31, 2021
Outstanding debt	$5,000	$—
Interest rate	2.2%	—%
Available borrowing capacity	$25,000	$500
Current maximum borrowing capacity	$30,000	$500
Note 10 — Revenue
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment during for the three months ended March 31, 2022 and 2021.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon billed client location. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three months ended March 31,
	2022	2021
Customer Location	(in thousands)
North America	$57,609	$32,606
Europe	13,735	6,528
Other	66	—
Total Revenues	$71,410	$39,134
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three months ended March 31,
	2022	2021
Vertical	(in thousands)
Retail	$23,307	$8,850
Technology, Media and Telecom	21,444	14,411
CPG/Manufacturing	14,979	8,725
Finance	4,527	3,438
Other	7,153	3,710
Total Revenues	$71,410	$39,134

The following table shows the disaggregation of the Company’s revenues by contract types:

	Three months ended March 31,
	2022	2021
Contract Type	(in thousands)
Time-and-material	$65,206	$36,240
Fixed-fee	6,204	2,894
Total Revenues	$71,410	$39,134
Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. As of March 31, 2022 and December 31, 2021 the Company did not have material contract assets or liabilities recognized in condensed consolidated financial statements.
Remaining performance obligation
ASC 606 “Revenue from Contracts with Customers” requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2022. This disclosure is not required for:
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
All of the Company’s contracts met one or more of these exemptions as of March 31, 2022.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three months ended March 31,
	2022	2021
Customer 1	11.2%	14.3%
Customer 2	10.3%	13.0%
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	March 31, 2022	December 31, 2021
Accounts receivable	2	1
Unbilled receivable	3	1

Note 11 — Leases
A major part of the Company's lease obligations is for office real estate. The Company may also lease corporate flats, cars and office equipment. Payments on some of our leases may depend on index or rate, including Consumer Price Index (CPI). Such payments are included in the calculation of lease liability and assets at the commencement dates, all future changes are accounted as variable payments similar to other variable payments, such as common area maintenance, property and other taxes, utilities and insurance that are based on the lessor’s cost.
The Company’s leases have remaining lease terms ranging from 1 month to 3.8 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of March 31, 2022, the Company had no finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. During three months ended March 31, 2022 lease costs were as follows (in thousands):

Three Months Ended March 31, 2022
Operating lease cost	$694
Variable lease cost	24
Short-term lease cost	239
Total lease cost	$957
Supplemental information related to operating lease transactions is as follows (in thousands):

Three Months Ended March 31, 2022
Lease liability payments	$866
Non-cash net decrease in lease assets due to lease modifications	(28)
Non-cash net decrease in lease liability due to lease modifications	28
Weighted average remaining lease term and discount rate as of March 31, 2022 is as follows:

As of March 31, 2022
Weighted average remaining lease term, in years	3.46
Weighted average discount rate	3.4%
As of March 31, 2022, operating lease liabilities will mature as follows:

Years ending December 31, (in thousands)	Lease Payments
2022 (excluding three months ended March 31, 2022)	$1,730
2023	1,346
2024	1,331
2025	734
2026	70
Total lease payments	5,211
Less: imputed interest	(282)
Total	$4,929
Note 12 — Income taxes
The Company recorded income tax expense of $2.2 million and income tax benefit of $(0.8) million for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate was (436.6)% and 27.1% for the first quarter of 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended March 31, 2022, as compared to the same periods in 2021 was attributable mainly to Section 162(m) compensation deduction limitations and foreign income inclusions. For the three months ended March 31, 2022, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through March 31, 2022, the Company determined that small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. As of March 31, 2022, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2022 due to the inability to reliably or accurately forecast 2022 operating expenses. Similarly, for the three months ended March 31, 2022, due to uncertainties created by geopolitical risks, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 13 — Stockholders’ equity
The following description summarizes the material terms and provisions of the securities that the Company has authorized.
Common stock
The Company is authorized to issue 110.0 million shares of common stock. As of March 31, 2022 and December 31, 2021 the Company had 67.1 million and 66.9 million shares of common stock that were outstanding, respectively.
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

As of March 31, 2022, there were no outstanding private or public warrants.

Note 14 — Stock-based compensation
Employee stock-based compensation cost recognized in the consolidated statements of income/(loss) and comprehensive income/(loss) was as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$249	$111
Engineering, research, and development	864	554
Sales and marketing	671	791
General and administrative	6,877	4,215
Total stock-based compensation	$8,661	$5,671
Stock Options
2018 Plan
Stock option activity under the Company’s 2018 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2021	1,916,101	$3.54	$65,971	6.97
Options exercised	(62,396)	$3.54
Options forfeited	(12,398)	$3.54
Options outstanding as of March 31, 2022	1,841,307	$3.54	$19,407	6.82

Options vested and exercisable as of March 31, 2022	1,729,216	$3.54	$18,226	6.78
The total unrecognized compensation expenses related to 2018 Plan options as of March 31, 2022 was $0.1 million to be expensed on a straight-line basis over 1.44 years.
2020 Plan
As of March 31, 2022, 9.6 million shares were available for grant under 2020 Incentive Stock Plan ("2020 Plan").
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value, in thousands	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2021	2,224,687	$12.86	$55,856	8.53
Options granted	358,800	$12.15
Options exercised	(9,308)	$7.70
Options forfeited	(83,345)	$17.00
Options outstanding as of March 31, 2022	2,490,834	$12.64	$8,888	8.56

Options vested and exercisable as of March 31, 2022	705,387	$8.61	$3,895	7.93

The Company elected the policy to account for forfeitures as these occur. The total unrecognized compensation expenses related to 2020 Stock Plan options as of March 31, 2022 was $9.4 million to be expensed on a straight-line basis over the remaining 2.90 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2021	1,493,915	$8.82
Awards granted	13,290	$13.87
Awards vested and released	(156,525)	$8.19
Unvested awards as of March 31, 2022	1,350,680	$8.94
During the three months ended March 31, 2022 the Company net withheld and returned to the 2020 Plan pool 0.1 million shares to cover $1.0 million tax obligations for RSU releases during first quarter of 2022. The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of March 31, 2022 was $11.3 million to be expensed on a straight-line basis over 1.97 years.
Performance Stock Units
The following table summarizes activity of the Company's PSUs for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2021	112,085	$15.69
Awards granted	518,938	$39.41
Awards vested and released	(112,085)	$15.69
Unvested awards as of March 31, 2022	518,938	$39.41
During the three months ended March 31, 2022 the Company net withheld 0.1 million shares to cover the $0.8 million tax obligations related to the release of remaining 2021 PSU on February 25, 2022. The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of March 31, 2022 was $24.0 million to be expensed on over 0.92 years based on projected 148% performance goal achievement.
Note 15 — Earnings per share
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

The following table sets forth the computation of basic and diluted EPS of common stock as follows (in thousands except per share data):

	Three months ended March 31,
	2022	2021
Numerator for basic and diluted loss per share
Net loss	$(2,667)	$(2,062)

Denominator for basic and diluted loss per share
Weighted-average shares outstanding – basic and diluted	66,919	51,629

Net loss per share
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)
The following table represents the number of share equivalents (in thousands) outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three months ended March 31,
	2022	2021
Stock options to purchase common stock	4,178	6,555
Restricted stock units	1,453	2,862
Performance stock units	576	994
Warrants to purchase common stock	—	8,478
Total	6,207	18,889

Note 16 — Commitments and contingencies
Legal Matters
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
Note 17 — Subsequent events
In April 2022, Grid Dynamics announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion of the financial condition and results of operations of Grid Dynamics Holdings, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2021, which has been filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.
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
Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) is an emerging leader in enterprise-level digital transformations in Fortune 1000 companies. For enterprises that create innovative digital products and experiences, Grid Dynamics offers close collaboration to provide digital transformation initiatives that span strategy consulting, development of early prototypes and enterprise-scale delivery of new digital platforms. Since its inception in 2006 in Menlo Park, California, as a grid and cloud consultancy firm, Grid Dynamics has been on the forefront of digital transformation, working on big ideas like cloud computing, NOSQL, DevOps, microservices, big data and AI, and quickly established itself as a provider of choice for technology and digital enterprise companies.
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

The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three months ended March 31,
(dollars in thousands, except per share data)	2022		2021
		% of revenue		% of revenue
Revenues	$71,410	100.0%	$39,134	100.0%
Gross profit	26,779	37.5%	15,337	39.2%
Income/(loss) from operations	203	0.3%	(1,778)	(4.5)%
Net loss	(2,667)	(3.7)%	(2,062)	(5.3)%
Comprehensive loss	(2,950)	(4.1)%	(2,013)	(5.1)%
Diluted loss per share	$(0.04)	n/a	$(0.04)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	11,375	15.9%	5,263	13.4%
Non-GAAP Net Income(1)	6,948	9.7%	3,065	7.8%
Non-GAAP Diluted EPS(1)	$0.10	n/a	$0.05	n/a
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
In the three months ended March 31, 2022, our revenues of $71.4 million were up $4.9 million or 7.3% in comparison to the three months ended December 31, 2021, and up 82.5% from the three months ended March 31, 2021. Similar to the last year, in the three months ended March 31, 2022, we witnessed healthy business trends. The three months ended March 31, 2022 also marked the fifth consecutive sequential growth quarter since witnessing a bottom in revenues in the three months ended March 31, 2020. During the quarter, we witnessed strong demand from our customers across our industry verticals as digital transformation initiatives take center stage.
During the three months ended March 31, 2022, our largest industry vertical was Retail. At 32.6% of revenue, our Retail vertical was up 6.6% in comparison to the three months ended December 31, 2021, and up 163.4% from the three months ended March 31, 2021. The strong sequential and year-over-year growth was driven by a combination of factors that included ramping of business by Retail customers as they invest in digital transformation initiatives combined with several of our customers enhancing their engagements as they witness improving business trends. Our Technology Media, and Telecom (“TMT”) vertical comprised 30.0% of our revenue, while Consumer Packaged Goods (“CPG”)/Manufacturing, Finance, and Other verticals contributed to 21.0%, 6.3%, and 10.1% respectively. Revenues from our Top 5 customers during the quarter was 42.8%, down from 50.1% in the same quarter year ago. The diversification in our Top 5 customer concentration was driven by a combination of factors that included success in ramping business at new customers and growing business at existing customers, aided by our recent acquisitions.
We continue to focus on revenue diversification by increasing our customer base with new customer additions. During the three months ended March 31, 2022, we received revenues from a total of 213 customers, up from 184 customers in the three months ended March 31, 2021.
We ended the three months ended March 31, 2022 with $(2.7) million, or (3.7)% in GAAP Net Loss, an improvement from a GAAP Net Loss of $(3.6) million, or (5.4)% in the three months ended December 31, 2021 and a GAAP Net Loss of $(2.1) million, or (5.3)% in the three months ended March 31, 2021. We ended the three months ended March 31, 2022 with $11.4 million, or 15.9% in Non-GAAP EBITDA, down from $11.6 million, or 17.4% in the three months ended December 31, 2021 and up from $5.3 million, or 13.4% in the three months ended March 31, 2021. The year-over-year increase in Non-GAAP EBITDA was largely driven by increase in billable personnel and billable work hours.
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
Starting in March 2020, headwinds to our business from the pandemic were largely centered around our retail customers as many of them witnessed a slowdown in their sales. After witnessing a low point in the month of May 2020, our retail business has steadily improved as we have added new customers and have grown existing business across industry verticals. We are now facing challenges from COVID-19 such as employee retention and shortage of talent on the job market. We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. Although a significant proportion of our employees continue to work remotely, all our facilities have been opened for employees to work following local government guidelines. We continue to deliver services to our customers in this fashion and this has resulted in minimal disruption in our operational and delivery capabilities.
Business Update Regarding Military Action in Ukraine
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has resulted and is likely to continue. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S., Canada, the United Kingdom, the European Union, and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Russia or Ukraine of companies registered in the United States, such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
We have historically had a significant number of personnel in Ukraine and Russia. We are actively monitoring the security of our personnel and the stability of our infrastructure, including communications and internet availability. We executed our business continuity plan and have adapted to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure. This includes moving affected employees to safer locations in Western Ukraine and, where permissible, outside Ukraine, and reallocating work to other geographies within our global footprint. We are actively working with our personnel and with our customers to meet their needs and to mitigate delivery challenges.
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India.
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations and business outlook.
The information contained in this section is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.
For additional information on the various risks posed by the military action in Ukraine and the impact in the region, please read “Part II. Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.
Comparability of Financial Information
Grid Dynamics’ results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination closed during the year ended December 31, 2021 as well as due to other events and transactions discussed below.
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
The following table shows the number of Grid Dynamics personnel (including full-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of March 31,
	2022	2021
United States and Mexico	406	253
Central and Eastern Europe(1), U.K., and the Netherlands	3,248	1,803
Rest of the world	17	—
Total	3,671	2,056
__________________________
(1)Includes Ukraine, Russia, Poland, Serbia, Moldova.
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. Grid Dynamics grew its customer base from 184 customers during the three months ended March 31, 2021 to 213 customers in the same period of 2022. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers.
The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Total customers (for the period)	213	184
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	11	8
>$2.5 – 5.0 million	9	5
>$1.0 – 2.5 million	25	13
Top five customers	42.8%	50.1%
Top ten customers	58.3%	66.7%
Top five customers	$30,543	$19,603
Top ten customers	$41,653	$26,096
Foreign Currency Exchange Rate Exposure
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos and Moldovan leu. Grid Dynamics contracts with customers for payment in and generates predominantly all of its revenue in U.S. dollars. Apart from U.S. dollars revenues are also generated in EURO and British pounds. At the same time the major part of our expenses excluding U.S. dollars are incurred in Russian rubles, EURO and Polish zloty. For the three months ended March 31, 2022, these currencies comprised approximately 13.3%, 10.7% and 6.6% of Grid Dynamics’ $71.2 million combined cost of revenue and total operating expenses, respectively. Comparatively, the same foreign currencies accounted for approximately 10.9%, 13.9% and 7.9% of Grid Dynamics’ $40.9 million of combined cost of revenue and total operating expenses in the three months ended March 31, 2021. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure using financial instruments, it may do so in the future. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.
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
Grid Dynamics defines and calculates its non-GAAP financial measures as follows:
•Non-GAAP EBITDA: Net income/(loss) before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses), and Russia-Ukraine expenses.
•Non-GAAP Net Income: Net income/(loss) adjusted for the impact of stock-based compensation, impairment of goodwill, transaction-related costs, Russia-Ukraine expenses, other income/expenses, net, and the tax impacts of these adjustments.
•Non-GAAP Diluted EPS: Non-GAAP Net income, divided by the diluted weighted-average number of common shares outstanding for the period.
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
GAAP net loss	$(2,667)	$(2,062)
Adjusted for:
Depreciation and amortization	1,589	946
Provision/(benefit) for income taxes	2,170	(766)
Stock-based compensation	8,661	5,671
Transaction and transformation-related costs (1)	—	424
Russia - Ukraine expenses (2)	922	—
Other expenses (3)	700	1,050
Non-GAAP EBITDA	$11,375	$5,263
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
(2)Russia - Ukraine expenses are direct expenses connected with military actions of Russia against Ukraine and exit plan announced by the Company and include travel and relocation-related expenses of employees from mentioned countries. Does not include other indirect expenses incurred due to the circumstances of the conflict.
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

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net loss for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
GAAP net loss	$(2,667)	$(2,062)
Adjusted for:
Stock-based compensation	8,661	5,671
Transaction and transformation-related costs (1)	—	424
Russia - Ukraine expenses (2)	922	—
Other expenses (3)	700	1,050
Tax impact of non-GAAP adjustments (4)	(668)	(2,018)
Non-GAAP Net Income	$6,948	$3,065
Number of shares used in the Non-GAAP Diluted EPS	70,176	60,191
Non-GAAP Diluted EPS	$0.10	$0.05
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
(2)Russia - Ukraine expenses are direct expenses connected with military actions of Russia against Ukraine and exit plan announced by the Company and include travel and relocation-related expenses of employees from mentioned countries. Does not include other indirect expenses incurred due to the circumstances of the conflict.
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
Results of Operations
The three months ended March 31, 2022 compared to the three months ended March 31, 2021
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended March 31,		Change
(unaudited, in thousands, except percentages)	2022	2021	Dollars	Percentage
Revenue	$71,410	$39,134	$32,276	82.5%
Cost of revenue	44,631	23,797	20,834	87.5%
Gross profit	26,779	15,337	11,442	74.6%
Engineering, research, and development	3,096	1,783	1,313	73.6%
Sales and marketing	4,215	3,032	1,183	39.0%
General and administrative	19,265	12,300	6,965	56.6%
Total operating expense	26,576	17,115	9,461	55.3%
Income/(loss) from operations	203	(1,778)	1,981	(111.4)%
Other expenses	(700)	(1,050)	350	(33.3)%
Loss before income taxes	(497)	(2,828)	2,331	(82.4)%
Provision/(benefit) for income taxes	2,170	(766)	2,936	(383.3)%
Net loss	$(2,667)	$(2,062)	$(605)	29.3%

Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Three Months Ended March 31,
(unaudited, in thousands, except percentages)	2022	% of revenue	2021	% of revenue
Retail	$23,307	32.6%	$8,850	22.6%
Technology, Media and Telecom	21,444	30.0%	14,411	36.8%
CPG/Manufacturing	14,979	21.0%	8,725	22.3%
Finance	4,527	6.3%	3,438	8.8%
Other	7,153	10.1%	3,710	9.5%
Total	$71,410	100.0%	$39,134	100.0%
Revenue. Revenue increased by $32.3 million, or 82.5%, to $71.4 million in the three months ended March 31, 2022 from $39.1 million in the three months ended March 31, 2021. The year-over-year increases were largely driven by the improved business conditions that resulted in increased billable headcount and billable hours.
Cost of Revenue and Gross Profit. Cost of revenue increased by $20.8 million, or 87.5%, to $44.6 million in the three months ended March 31, 2022 from $23.8 million in the same period last year largely from increased costs of personnel to support higher revenue.
Gross Profit. Gross profit increased by $11.4 million, or 74.6%, to $26.8 million in the first quarter of 2022 from $15.3 million in comparable period of 2021. Gross margin (gross profit as a percentage of revenue) decreased by 1.7 percentage points to 37.5% in the three months ended March 31, 2022 from 39.2% in the three months ended March 31, 2021. The increase in gross profit was largely driven by increase in billable headcount. Additionally, during the first quarter of 2022, our business was impacted by the Russian invasion of Ukraine which resulted in some proportion of our workforce becoming non-billable resulting in lower gross margins in comparison to the same period of 2021.
Engineering, Research and Development. Engineering, research and development expenses increased by $1.3 million, or 73.6% to $3.1 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to staffing and greater investments in customer delivery operations.
Sales and Marketing. Sales and marketing expenses increased by $1.2 million, or 39.0% to $4.2 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was mainly due to increase in sales personnel, sales initiatives, and increase in wages in 2022.
General and Administrative. General and administrative expenses increased by $7.0 million or 56.6% to $19.3 million in the three months ended March 31, 2022. The increase during the quarter was mainly due to increase in stock-based compensation, increase in wages and bonuses, additional expenses from facilities, increase in amortization of intangibles, and expenses related to the Russian invasion of Ukraine.
Other Expenses. Other expenses decreased by $0.4 million in the first quarter of 2022 in comparison to the same period last year. The decrease was primarily due to changes in the fair value of private warrants in the same period of 2021. In the first quarter of 2022 the Company did not have any warrants outstanding.
Provision/(Benefit) for Income Tax. During the three months ended March 31, 2022 we recognized a provision for income tax of $2.2 million compared to benefit for income tax of $(0.8) million in the same period of 2021. The difference in the tax provision was attributable mainly to Section 162(m) compensation deduction limitations and foreign income inclusions.
Net Loss. During three months ended March 31, 2022, we recognized net loss of $(2.7) million compared to $(2.1) million in the first quarter of 2021.
Liquidity and Capital Resources
Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations, and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid

Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $153.3 million as of March 31, 2022 is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.
As of March 31, 2022, Grid Dynamics had cash and cash equivalents amounting to $153.3 million (compared to $144.4 million at December 31, 2021). Of this amount, $14.5 million was held outside the United States, namely in Ukraine, Russia, Poland, Serbia, the Netherlands, UK, Mexico, Moldova, and Singapore (compared to $8.5 million as of December 31, 2021). As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Ukraine, Russia, Poland, Moldova, Serbia, and Mexico may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States.
On March 15, 2022, we entered into a new agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders. See Note 9 to the condensed consolidated financial statements. As of March 31, 2022 we had outstanding debt of $5.0 million under the credit facility.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Three Months Ended March 31,
(unaudited, in thousands)	2022	2021
Net cash provided by operating activities	$9,517	$3,044
Net cash used in investing activities	$(1,653)	$(851)
Net cash provided by/(used in) financing activities	$1,363	$(15,135)
Effect of exchange rate changes on cash and cash equivalents	$(283)	$49
Net increase in cash and cash equivalents	$8,944	$(12,893)
Cash, cash equivalents (beginning of period)	$144,364	$112,745
Cash, cash equivalents (end of period)	$153,308	$99,852
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2022 increased by $6.5 million to $9.5 million from $3.0 million provided by in the same period of 2021, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges).
Investing Activities. Net cash used in investing activities during the three months ended March 31, 2022 was $(1.7) million compared to $(0.9) million used in the same period in 2021 reflecting mainly capital expenditures for computer hardware, related equipment and software.
Financing Activities. Net cash provided by financing activities was $1.4 million in the three months ended March 31, 2022, reflecting the debt proceeds offset by payment of contingent consideration related to an acquisition. Net cash used by financing activities was $(15.1) million in the three months ended March 31, 2021, reflecting primarily the tax withholding obligations due to issuance of shares in connection with vested awards.
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
Other than as discussed below, during the three month ended March 31, 2022, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
Leases — The Company determines if an arrangement is a lease or contains a lease at lease inception. Assessment and classification of lease as either an operating or a financing is performed at the lease commencement date. Operating lease liabilities and their corresponding RoU Assets are initially measured based on the present value of future lease payments over the expected remaining lease term. RoU Asset value is additionally adjusted by initial direct costs and incentives received. Present value is calculated based in either interest rate implicit in lease agreement or, if not available, based on incremental borrowing rate. Incremental borrowing rate reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or terminate a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will exercise the renewal option.
The Company has elected a practical expedient to account for lease and non-lease components together as a single lease component. In addition, the Company elected the short-term lease recognition exemption for all classes of lease assets.
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

Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated creating natural hedge. In future periods, Grid Dynamics may also become materially exposed to changes in the value of the Serbian dinar, Mexican pesos and Moldovan leu against the U.S. dollar, due to the recent acquisitions and continuous expansion of operations.
In the three months ended March 31, 2022, approximately 13.3%, 10.7% and 6.6% of Grid Dynamics’ $71.2 million combined cost of revenue and total operating expenses were denominated in Russian rubles, EURO and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 10.9%, 13.9% and 7.9% of Grid Dynamics’ $40.9 million of combined cost of revenue and total operating expenses in the three months ended March 31, 2021.
In the three months ended March 31, 2022:
•a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.8 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $1.0 million decrease in income from operations.
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.4 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.5 million decrease in income from operations.
In the three months ended March 31, 2021:
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

Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We may be unable to effectively manage our growth or achieve anticipated growth, particularly as we expand into new geographies, which could place significant strain on our management personnel, systems and resources.
•Our revenues have historically been highly dependent on a limited number of clients and industries that are affected by seasonal trends, and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
•We have incurred significant net losses in recent years, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
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
We may be unable to effectively manage our growth or achieve anticipated growth, particularly as we expand into new geographies, which could place significant strain on our management personnel, systems and resources.
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
All of these risks are heightened as we are currently rapidly expanding geographically. We recently announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. We continue to explore other geographies where we may expand our business. Our expenses may increase, affecting our gross margins, as we expand our business internationally. As we expand to new geographies, we may not be able to sustain the competitiveness, including high quality and low cost, of our workforce that has enabled us to succeed and earn the trust of our customers worldwide. We do not have a long history of operating our business, including recruiting, training and retaining employees, in these new geographies, and our competitiveness may decline if we are not able to effectively manage these risks.
Our revenues have historically been highly dependent on a limited number of clients and industries and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
Our revenues have historically been highly dependent on a limited number of clients. In the three months ended March 31, 2022 and 2021, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 58.3% and 66.7% of our revenue from our 10 largest clients during the three months ended March 31, 2022 and 2021, respectively. Our top two clients each accounted for greater than 10% of our revenue for the three months ended March 31, 2022 and 2021, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top two industry verticals: technology and retail. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent years, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant net losses in recent periods, including net losses of $2.7 million for the quarter ended March 31, 2022 and $7.7 million and $12.6 million for the years ended December 31, 2021 and 2020, respectively. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events, including the impact of the Russian invasion of Ukraine on our business.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake the acquisition and integration of different brands, incur expenses associated with maintaining compliance as a public company, and increased marketing and sales efforts to increase our customer base. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our growth strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business and infrastructure, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving and maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. In the event that we fail to achieve or maintain profitability, this could negatively impact the value of our common stock.

The impact of the military action in Ukraine has affected and may continue to affect our business.
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has resulted and is likely to continue. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Russia or Ukraine of companies registered in the United States, such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
We have historically had a significant number of personnel in Ukraine and Russia. We are actively monitoring the security of our personnel and the stability of our infrastructure, including communications and internet availability. We executed our business continuity plan and have adapted to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure. This includes moving affected employees to safer locations in Western Ukraine and, where permissible, outside Ukraine, and reallocating work to other geographies within our global footprint. We are actively working with our personnel and with our customers to meet their needs and to mitigate delivery challenges.
In April 2022, we also announced we would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. A majority of employees have already relocated to various engineering centers. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India.
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations and business outlook. For example, if Russia were to invade other countries, such as Moldova, it could adversely affect our business, including preventing the relocation of our employees from Russia.
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
Although vaccine rollouts have improved the outlook of the global economy generally, renewed waves and new variants still pose concerns. Growth and investor confidence may be weakened by a variety of factors, including but not limited to, difficulties in containing the virus and related variants, limited availability of effective vaccines and other medical treatments, and stringent social distancing or lockdowns efforts. In the broader economy, supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID, including in specific geographies, are currently impacting the pace of global economic recovery and outlook, which could adversely affect our business. We are now facing challenges from COVID-19 such as employee retention and shortage of talent on the job market. We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. All of our facilities have been opened for employees to work following local government guidelines. That said, the COVID-19 pandemic has placed restrictions in movement, and the majority of our employees continue to work remotely. Additionally, we have been successful in transitioning the majority of our workforce to work remotely and this has resulted in minimal disruption in our ability to deliver services to our customers.
Our revenues are highly dependent on clients primarily located in the U.S. Any economic downturn in the U.S. or in other parts of the world, including Europe, or disruptions in the credit markets may have a material adverse effect on our business, financial condition and results of operations.
The IT services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. We derive the majority of our revenues from clients in the U.S. In the event of an economic downturn in the U.S. or in other parts of the world, including Europe (where we have gained customers in the Netherlands, Germany and the U.K. through our acquisition of Daxx Web Industries B.V.(“Daxx”) in December 2020, as well as through our acquisition of Tacit in May 2021 our existing and prospective clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and may have a material adverse effect on our business, financial condition and results of operations. In addition, if a disruption in the credit markets were to occur, it could pose a risk to our business if clients or vendors are unable to obtain financing to meet payment or delivery obligations to us or if we are unable to obtain necessary financing. The COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small, medium as well as large-sized businesses. Although the U.S. government and others throughout the world have provided or have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether these government actions will be sufficient to successfully avert or mitigate any economic downturn. Any economic downturn resulting from the COVID-19 pandemic and preventative measures taken by governments and private business worldwide could decrease technology spending and negatively affect demand for our offerings, which could materially adversely affect our business, prospects, financial condition and results of operations.
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
Our continued growth and success and operational efficiency is dependent on our ability to attract, hire, develop, motivate and retain highly skilled personnel, including IT engineers and other technical personnel, in the geographically diverse locations in which we operate and into which we are expanding. In the current environment, competition for highly skilled IT professionals is particularly intense and as a consequence, we are witnessing increasing challenges around employee retention, talent shortages, and attrition rates. While our management targets a voluntary attrition rate (expressed as a percentage) no higher than in the low-twenties, the significant market demand for highly skilled IT personnel and competitors’ activities may induce our qualified personnel to leave and make it more difficult for us to recruit new employees with suitable knowledge, experience and professional qualifications. High attrition rates of IT personnel would increase our operating costs, including hiring and training costs, and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business. Failure to attract, hire, develop, motivate and retain personnel with the skills necessary to serve our clients could decrease our ability to meet and develop ongoing and future business and could materially adversely affect our business, financial condition and results of operations.
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
We often have access to, or are required to collect, process, transmit, store, or otherwise process, sensitive or confidential client and customer data, including intellectual property, proprietary business information of Grid Dynamics and our clients, and personal information of our clients, customers, employees, contractors, service providers, and others. We use our data centers and networks, and certain networks and other facilities and equipment of our contractors and service providers, for these purposes. Despite our detailed, company-wide, industry standard and best practices-conformant security measures, our information technology and infrastructure may be vulnerable to attacks and disruptions by hackers or other third parties, the introduction of ransomware or other malicious code, or otherwise may be breached or otherwise subject to security incidents or compromises due to human error, phishing attacks, social engineering, zero-day vulnerabilities, malfeasance or other disruptions. During the COVID-19 pandemic, because more of our personnel are working remotely, we face increased risks of such attacks and disruptions that may affect our systems and networks or those of our clients and contractors. Increased risks of such attacks and disruptions also exist because of the significant military action against Ukraine launched by Russia. Such risks could increase as we expand geographically. Any such breach, incident or disruption could compromise our data centers, networks and other equipment and the information stored or processed there could be accessed, disclosed, altered, misappropriated, lost, stolen, rendered unavailable, or otherwise processed without authorization. In addition, any failure or security breach or incident in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition, disclosure, or other processing of sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if Grid Dynamics’ and our contractors’ networks and other facilities and equipment were not compromised.
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
We have significant operations in certain emerging market economies, and are expanding into other countries, which creates legal, economic, tax and political risks. Risks inherent in conducting international operations include:
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
The legal systems of Russia, Ukraine, Poland, Serbia and Moldova and other countries in which we are expanding are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services or to which we are a party. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in Russia, Ukraine, Poland, Serbia and Moldova or other countries will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
In November 2021, the U.S. House of Representatives passed the legislation commonly known as the Build Back Better Act (the “BBBA”) that proposed several significant modifications to key provisions, as well as introduced new provisions, to the U.S. internal revenue code. Although it is uncertain if some or all of the identified provisions will be enacted, a change in U.S. tax law may materially and adversely impact our income tax liability, provision for income taxes, and effective tax rate.

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
We have internal procedures, policies and systems, including an internal mobility program, for monitoring our tax liabilities arising in connection with the business travel. However, considering that the tax authorities worldwide are paying closer attention to global mobility issues, our operations may be adversely affected by additional tax charges related to the activity of our mobile employees. These risks may also affect us as we are relocating employees from Ukraine and Russia to other locations.
Loss of taxation benefits related to our employment-related taxes that are enjoyed in Russia could have a negative impact on our operating results and profitability.
The Russian government provides qualified Russian IT companies with substantial tax benefits through a reduced social contribution charge rate program. This program resulted in savings for us of approximately $4.1 million and $1.8 million in the fiscal years ended December 31, 2021 and 2020, respectively. Until January 1, 2021 the reduced tax rates for social contributions (16% in total) were a temporary measure. On January 1, 2021 a new law came into force that provides additional support to the IT industry, including among others, a fixed social tax rate of 7.6% compared to 14% previously. Companies must meet certain criteria to be eligible for the new provisions. We started to benefit from the program starting from January 1, 2021. If the Russian government were to change its favorable treatment of Russian IT companies by modifying or repealing its current favorable tax measures, or if we become ineligible for such favorable treatment, including because we have announced that we are ceasing remaining operations in the Russian Federation or because our Russian subsidiary is ultimately owned by a U.S. company, it would significantly impact our financial condition and results of operations depending upon the size of our operations at that time in Russia.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated creating natural hedge. In future periods, Grid Dynamics may also become materially exposed to changes in the value of the Serbian dinar, Mexican pesos and Moldovan leu, among other currencies, against the U.S. dollar, due to the recent acquisitions and continuous expansion of operations.
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos and Moldovan Leu. We are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three months ended March 31, 2022, approximately 13.3%, 10.7% and 6.6% of Grid Dynamics’ $71.2 million of combined cost of revenue and total operating expenses were denominated in Russian rubles, EURO and Polish zloty, respectively. Comparatively, the same foreign currencies accounted for approximately 10.9%, 13.9% and 7.9% of Grid Dynamics’ $40.9 million of combined cost of revenue and total operating expenses in the three months ended March 31, 2021. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
If we experience a slowdown or stoppage of work for any client, or on any project for which we have dedicated personnel or facilities, we may be unable to reallocate these personnel or assets to other clients and projects to keep their utilization and productivity levels high. If we are unable to maintain appropriate resource utilization levels, including as we rellocate personnel from Ukraine and Russia and expand to new geographies, our profitability may suffer.

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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the three months ended March 31, 2022 and 2021, Grid Dynamics recorded $8.7 million and $5.7 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
Our debt service obligations may adversely affect our financial condition and cash flows from operations.
On March 15, 2022, we entered into a Credit Agreement (the “2022 Credit Agreement”), by and among us, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Agent”). The 2022 Credit Agreement provides for a three-year secured multicurrency revolving loan facility in an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. We may increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. Our obligations under the 2022 Credit Agreement are required to be guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the 2022 Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the personal property of our and our subsidiary guarantors.

Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
•cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments;
•increase our vulnerability to adverse changes in general economic, industry, and competitive conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•impair our ability to obtain future financing for working capital, capital expenditures, acquisitions, general corporate, or other purposes; and
•due to limitations within the debt instruments, restrict our ability to take certain corporate actions, subject to customary exceptions.

We are required to comply with the covenants set forth in our credit agreement. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement, and any outstanding indebtedness under the credit agreement may be declared immediately due and payable.
We may need additional capital and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
We may require additional cash resources due to changed business conditions or other future developments. If existing resources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including investors’ perception of, and demand for, securities of IT services companies, conditions in the capital markets in which we may seek to raise funds, our future results of operations and financial condition, and general economic and political conditions. Financing may not be available in amounts or on terms acceptable to us, or at all, which could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
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
The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the U.S., which is our largest source of revenues. Many organizations and public figures in the U.S. and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT services providers and the loss of jobs in their home countries. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the U.S. A number of U.S. states have passed legislation that restricts state government entities from outsourcing certain work to offshore IT services providers. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain business visas. In addition, current or prospective clients may be discouraged from transferring services to providers that utilize offshore delivery centers such as us to avoid any negative perceptions that may be associated with using an offshore provider or for data privacy and security concerns. As a result, our ability to service our clients could be impaired and we may not be able to compete effectively with competitors that operate primarily from within the countries in which our clients operate. Any such slowdown or reversal of the existing industry trends toward offshore outsourcing may have a material adverse effect on our business, financial condition and results of operations. These risks may become more acute as we continue to expand to new geographies internationally.
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
As of February 28, 2022, approximately 29 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities
None.

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Credit Agreement, dated as of March 15, 2022, by and among Grid Dynamics Holdings, Inc., as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for such lenders.	8-K	10.1	March 17, 2022
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101,LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

Grid Dynamics Holdings, Inc.

Date: May 5, 2022	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)