Form 10-Q
period 2022-06-30
GRID DYNAMICS HOLDINGS, INC.
filed 2022-08-04
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of August 2, 2022, there were 67,295,463 shares of registrant’s common stock issued and outstanding.

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
•the possibility that we have been and may continue to be adversely affected by macroeconomic conditions, inflationary pressures, the geopolitical climate and other economic, business, and/or competitive factors, including the effects of the global COVID-19 pandemic; and
•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those set forth in Item 1A, “Risk Factors.”
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$150,018	$144,364
Accounts receivable, net of allowance of $447 and $315 as of June 30, 2022 and December 31, 2021, respectively	44,160	38,838
Unbilled receivables	4,599	4,475
Prepaid income taxes	1,171	584
Prepaid expenses and other current assets	7,805	4,503
Total current assets	207,753	192,764
Property and equipment, net	7,343	6,169
Operating lease right-of-use assets, net	4,929	—
Intangible assets, net	17,856	19,097
Goodwill	35,958	35,958
Deferred tax assets	3,153	2,731
Other noncurrent assets	1,181	—
Total assets	$278,173	$256,719

Liabilities and equity
Current liabilities
Accounts payable	$3,394	$2,053
Accrued liabilities	1,932	1,150
Accrued compensation and benefits	18,509	10,562
Accrued income taxes	5,058	1,980
Operating lease liabilities, current	2,053	—
Other current liabilities	7,622	9,599
Total current liabilities	38,568	25,344
Deferred tax liabilities	4,015	4,324
Operating lease liabilities, noncurrent	2,665	—
Total liabilities	45,248	29,668

Commitments and contingencies (Note 16)
Stockholders’ equity (Note 13)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 67,294,377 and 66,850,941 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	234,869	212,077
Retained earnings/(accumulated deficit)	(760)	15,093
Accumulated other comprehensive loss	(1,191)	(126)
Total stockholders’ equity	232,925	227,051
Total liabilities and stockholders’ equity	$278,173	$256,719
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$77,335	$47,676	$148,745	$86,810
Cost of revenue	48,474	27,879	93,105	51,676
Gross profit	28,861	19,797	55,640	35,134

Operating expenses
Engineering, research, and development	3,840	1,772	6,936	3,555
Sales and marketing	5,132	2,837	9,347	5,869
General and administrative	30,738	13,804	50,003	26,104
Total operating expenses	39,710	18,413	66,286	35,528

Income/(loss) from operations	(10,849)	1,384	(10,646)	(394)
Other expenses	(626)	(79)	(1,326)	(1,129)
Income/(loss) before income taxes	(11,475)	1,305	(11,972)	(1,523)
Provision for income taxes	1,711	2,788	3,881	2,022
Net loss	$(13,186)	$(1,483)	$(15,853)	$(3,545)

Foreign currency translation adjustments, net of tax	(782)	(35)	(1,065)	14
Comprehensive loss	$(13,968)	$(1,518)	$(16,918)	$(3,531)

Loss per share
Basic	$(0.20)	$(0.03)	$(0.24)	$(0.07)
Diluted	$(0.20)	$(0.03)	$(0.24)	$(0.07)

Weighted average shares outstanding
Basic	67,136	54,431	67,028	53,044
Diluted	67,136	54,431	67,028	53,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	66,851	$7	$212,077	$15,093	$(126)	$227,051
Net loss	—	—	—	(2,667)	—	(2,667)
Stock-based compensation	—	—	8,661	—	—	8,661
Exercise of stock options	72	—	292	—	—	292
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	134	—	(1,802)	—	—	(1,802)
Foreign currency translation adjustment, net of tax	—	—	—	—	(283)	(283)
Balance at Balance at March 31, 2022	67,057	$7	$219,228	$12,426	$(409)	$231,252
Net loss	—	—	—	(13,186)	—	(13,186)
Stock-based compensation	—	—	16,387	—	—	16,387
Exercise of stock options	160	—	538	—	—	538
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	77	—	(1,284)	—	—	(1,284)
Foreign currency translation adjustment, net of tax	—	—	—	—	(782)	(782)
Balance at June 30, 2022	67,294	$7	$234,869	$(760)	$(1,191)	$232,925

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2020	50,879	$5	$128,930	$22,793	$(4)	$151,724
Net loss	—	—	—	(2,062)	—	(2,062)
Stock-based compensation	—	—	5,671	—	—	5,671
Exchange of warrants into common stock	2,221	—	—	—	—	—
Exercise of stock options	41	—	162	—	—	162
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	1,030	—	(15,297)	—	—	(15,297)
Foreign currency translation adjustment, net of tax	—	—	—	—	49	49
Balance at March 31, 2021	54,171	$5	$119,466	$20,731	$45	$140,247
Net loss	—	—	—	(1,483)	—	(1,483)
Stock-based compensation	—	—	6,675	—	—	6,675
Exchange of warrants into common stock	271	—	918	—	—	918
Exercise of stock options	138	—	254	—	—	254
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	149	—	(3,564)	—	—	(3,564)
Foreign currency translation adjustment, net of tax	—	—	—	—	(35)	(35)
Balance at June 30, 2021	54,729	$5	$123,749	$19,248	$10	$143,012
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(15,853)	$(3,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,280	2,100
Operating lease right-of-use assets amortization expense	1,431	—
Bad debt expense/(recovery)	132	(65)
Deferred income taxes	(731)	1,115
Debt issuance cost amortization	20	—
Stock-based compensation	25,048	12,346
Change in fair value of warrants	—	839
Changes in assets and liabilities:
Accounts receivable	(5,454)	(8,779)
Unbilled receivables	(124)	(371)
Prepaid income taxes	(587)	(229)
Prepaid expenses and other current assets	(3,302)	(1,666)
Accounts payable	1,341	1,393
Accrued liabilities	782	358
Accrued compensation and benefits	7,947	1,410
Operating lease liabilities	(1,642)	—
Accrued income taxes	3,078	376
Other current liabilities	(44)	1,368
Net cash provided by operating activities	15,322	6,650
Cash flows from investing activities
Purchase of property and equipment	(3,213)	(1,940)
Purchase of investment	(1,000)	—
Acquisition of business, net of cash acquired	—	(30,585)
Net cash used in investing activities	(4,213)	(32,525)
Cash flows from financing activities
Equity issuance costs	—	(465)
Proceeds from exercises of stock options, net of shares withheld for taxes	830	416
Payments of tax obligations resulted from net share settlement of vested stock awards	(3,086)	(18,861)
Payment of contingent consideration related to previously acquired business	(1,933)	—
Proceeds from debt	5,000	—
Repayment of debt	(5,000)	—
Debt issuance cost	(201)	—
Net cash used in financing activities	(4,390)	(18,910)
Effect of exchange rate changes on cash and cash equivalents	(1,065)	14
Net increase/(decrease) in cash and cash equivalents	5,654	(44,771)
Cash and cash equivalents, beginning of period	144,364	112,745
Cash and cash equivalents, end of period	$150,018	$67,974

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,880	$1,150

Supplemental disclosure of non-cash activities:
Conversion of warrants	$—	$918
Fair value of contingent consideration issued for acquisition of business	$—	$3,400
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
The Company was originally incorporated in Delaware on May 21, 2018 as a special purpose acquisition company under the name ChaSerg Technology Acquisition Corp. (“ChaSerg”).  On March 5, 2020, the Company consummated its business combination with Grid Dynamics International, Inc. In connection with the business combination, the Company changed its name from ChaSerg Technology Acquisition Corp. to Grid Dynamics Holdings, Inc. The Company’s common stock is listed on the NASDAQ under the symbol “GDYN”.
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on March 3, 2022.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. The most significant subcontractors are GD Ukraine, LLC and GD AM, LLC (“Affiliates”), third-party contractors in Ukraine and Armenia, respectively. The Affiliates exclusively support and perform services on behalf of the Company and its customers. The Company has no ownership in the Affiliates. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliates because the Company has the power to direct the VIEs' most significant activities and is the primary beneficiary of the Affiliates. The assets and liabilities of the Affiliates primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

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

The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during June 30, 2022 are as follows (in thousands):

Tacit	Fair Value	Useful Life	Amortization method
Customer relationships	$11,737	12 years	Straight-line
Trade name	1,176	4 years	Declining balance
Total Tacit identified intangible assets	$12,913
The acquisition of Tacit was accounted for using the acquisition method of accounting, and consequently, the results of operations for Tacit are reported in the consolidated financial statements from the date of acquisition. Tacit revenue was approximately $14.3 million and $2.5 million during six months ended June 30, 2022 and from the date of acquisition to June 30, 2021, respectively.
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

	Six Months Ended June 30,
(Unaudited, in thousands, except per share data)	2022	2021
Revenue	$148,745	$94,842
Net loss	$(15,853)	$(1,755)
Diluted loss per share	$(0.24)	$(0.03)
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
The Company records contingent consideration payable in Other current liabilities in its consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the six months ended June 30, 2022 are as follows (in thousands):

Amount
Contingent consideration payable as of December 31, 2021	$6,933
Payment of contingent consideration - Daxx	(1,933)
Contingent consideration payable as of June 30, 2022	$5,000
The Company holds investment in equity securities of its related party that do not have readily determinable fair values. This investment is recorded at cost and is remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of the investment was $1.0 million as of June 30, 2022 and was classified as "Other noncurrent assets" in the Company’s unaudited condensed consolidated balance sheets. The Company did not hold investments in equity securities recorded at cost as of December 31, 2021.
Note 5 — Prepaid expenses
The prepaid expenses were as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
Prepaid expenses	$3,888	$2,188
Prepaid insurance	1,462	921
Guarantee deposits placed	1,388	345
Value added tax receivable	911	931
Other assets	156	118
Total prepaid expenses and other current assets	$7,805	$4,503

Note 6 — Property and equipment, net
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of
		June 30, 2022	December 31, 2021
Computers and equipment	2-5	$12,128	$10,784
Machinery and automobiles	5	282	246
Furniture and fixtures	3-7	1,194	1,174
Software	5	513	513
Leasehold improvements	7-12	500	486
		14,617	13,203
Less: Accumulated depreciation and amortization		(8,477)	(8,240)
		6,140	4,963

Capitalized software development costs	2-3	5,340	4,656
Less: Accumulated amortization		(4,137)	(3,450)
		1,203	1,206
Property and equipment, net		$7,343	$6,169

Note 7 — Intangible assets, net
Intangible assets consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of
		June 30, 2022	December 31, 2021
Customer relationships	8-12	$15,971	$15,971
Tradenames	4-10	4,676	4,676
Non-compete agreements	2	440	440
		21,087	21,087
Less: Accumulated amortization		(3,231)	(1,990)
Intangible assets, net		$17,856	$19,097

Note 8 — Other current liabilities
The components of other current liabilities were as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
Contingent consideration payable	$5,000	$6,933
Value added tax payable	1,232	1,274
Customer deposits	752	798
Other liabilities	638	594
Total other current liabilities	$7,622	$9,599

As of June 30, 2022 and December 31, 2021 the Company had payable to its related party in the amount of $0.6 million that was classified as Other current liabilities in unaudited condensed consolidated balance sheet.
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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of June 30, 2022, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
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
As of June 30, 2022 and December 31, 2021, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement and Line of Credit.
Note 10 — Revenue
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three and six months ended June 30, 2022 and 2021.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon billed client location. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer Location	(in thousands)
North America	$63,658	$38,783	$121,267	$71,389
Europe	13,596	8,855	27,331	15,383
Other	81	38	147	38
Total Revenues	$77,335	$47,676	$148,745	$86,810
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Vertical	(in thousands)
Retail	$25,452	$12,729	$48,759	$21,579
Technology, Media and Telecom	23,391	16,115	44,835	30,526
CPG/Manufacturing	16,090	9,899	31,069	18,624
Finance	5,049	4,071	9,576	7,509
Other	7,353	4,862	14,506	8,572
Total Revenues	$77,335	$47,676	$148,745	$86,810

The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contract Type	(in thousands)
Time-and-material	$71,002	$44,230	$136,208	$80,470
Fixed-fee	6,333	3,446	12,537	6,340
Total Revenues	$77,335	$47,676	$148,745	$86,810

Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. As of June 30, 2022 and December 31, 2021 the Company did not have material contract assets or liabilities recognized in condensed consolidated financial statements.
Remaining performance obligation
ASC 606 “Revenue from Contracts with Customers” requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2022. This disclosure is not required for:
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
All of the Company’s contracts met one or more of these exemptions as of June 30, 2022.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer 1	11.9%	11.9%	11.6%	12.4%
Customer 2	11.1%	11.5%	10.7%	12.8%
During the three and six months ended June 30, 2022 the Company recorded revenue from its related parties of $1.4 million and $2.6 million, respectively. During the same periods of 2021 the Company recorded revenue from related parties of $1.0 million and $1.9 million, respectively.
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	June 30, 2022	December 31, 2021
Accounts receivable	3	1
Unbilled receivable	2	1
As of June 30, 2022 and December 31, 2021 accounts receivable from related parties was $1.1 million and $0.6 million, respectively.

Note 11 — Leases
A major part of the Company's lease obligations is for office real estate. The Company may also lease corporate apartments, cars and office equipment. Payments on some of our leases may depend on index or rate, including Consumer Price Index. Such payments are included in the calculation of lease liability and assets at the commencement dates, all future changes are accounted as variable payments similar to other variable payments, such as common area maintenance, property and other taxes, utilities and insurance that are based on the lessor’s cost.
The Company’s leases have remaining lease terms ranging from 0.4 to 4.1 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of June 30, 2022, the Company had no finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. During six months ended June 30, 2022 lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022
Operating lease cost	$858	$1,552
Variable lease cost	(96)	(72)
Short-term lease cost	28	267
Total lease cost	$790	$1,747
Supplemental information related to operating lease transactions is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022
Lease liability payments	$752	$1,618
Lease assets obtained in exchange for liabilities	$1,514	$1,514
Non-cash net decrease in lease assets due to lease modifications	$(858)	$(886)
Non-cash net decrease in lease liability due to lease modifications	$858	$886
Weighted average remaining lease term and discount rate as of June 30, 2022 is as follows:

As of June 30, 2022
Weighted average remaining lease term, in years	2.78
Weighted average discount rate	4.7%
As of June 30, 2022, operating lease liabilities will mature as follows:

Years ending December 31, (in thousands)	Lease Payments
2022 (excluding six months ended June 30, 2022)	$1,263
2023	1,604
2024	1,404
2025	565
2026	172
Total lease payments	5,008
Less: imputed interest	(290)
Total	$4,718
Note 12 — Income taxes
The Company recorded income tax expense of $1.7 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was (14.9)% and 213.6% for the second quarter of 2022 and 2021, respectively. The change in the effective tax rate for the three months ended June 30, 2022, as compared to the same periods in 2021 was attributable mainly to Section 162(m) compensation deduction limitations and foreign rate differential.
Income tax expenses for the six months ended June 30, 2022 increased to $3.9 million from $2.0 million recognized during the same period last year. The effective tax rate for the six months ended June 30, 2022 and 2021 was (32.4)% and (132.8)%, respectively.
For the three and six months ended June 30, 2022, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through June 30, 2022, the Company determined that small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. As of June 30, 2022, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2022 due to the inability to reliably or accurately forecast 2022 operating expenses. Similarly, for the three and six months ended June 30, 2022, due to uncertainties created by geopolitical risks, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 13 — Stockholders’ equity
The following description summarizes the material terms and provisions of the securities that the Company has authorized.
Common stock
The Company is authorized to issue 110.0 million shares of common stock. As of June 30, 2022 and December 31, 2021 the Company had 67.3 million and 66.9 million shares of common stock that were outstanding, respectively.
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

As of June 30, 2022, there were no outstanding private or public warrants.
Note 14 — Stock-based compensation
Employee stock-based compensation cost recognized in the consolidated statements of loss and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$272	$149	$521	$260
Engineering, research, and development	1,638	617	2,502	1,171
Sales and marketing	1,207	453	1,878	1,244
General and administrative	13,270	5,456	20,147	9,671
Total stock-based compensation	$16,387	$6,675	$25,048	$12,346

Stock Options
2018 Plan
Stock option activity under the Company’s 2018 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2021	1,916,101	$3.54	$65,971	6.97
Options exercised	(216,160)	$3.54
Options forfeited	(2,978)	$3.54
Options outstanding as of June 30, 2022	1,696,963	$3.54	$22,371	6.56

Options vested and exercisable as of June 30, 2022	1,575,452	$3.54	$20,922	6.52
The total unrecognized compensation expenses related to 2018 Plan options as of June 30, 2022 was $0.1 million to be expensed on a straight-line basis over 1.19 years.
2020 Plan
As of June 30, 2022, 8.2 million shares were available for grant under 2020 Incentive Stock Plan ("2020 Plan").
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value, in thousands	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2021	2,224,687	$12.86	$55,856	8.53
Options granted	616,000	$13.13
Options exercised	(24,887)	$8.84
Options forfeited	(195,284)	$17.24
Options outstanding as of June 30, 2022	2,620,516	$12.64	$14,361	8.50

Options vested and exercisable as of June 30, 2022	810,655	$8.81	$6,497	7.78

The Company elected the policy to account for forfeitures as these occur. The total unrecognized compensation expenses related to 2020 Stock Plan options as of June 30, 2022 was $9.6 million to be expensed on a straight-line basis over the remaining 2.83 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2021	1,493,915	$8.82
Awards granted	1,356,620	$14.17
Awards vested and released	(313,050)	$8.19
Unvested awards as of June 30, 2022	2,537,485	$11.76

During the six months ended June 30, 2022 the Company net withheld and returned to the 2020 Plan pool 0.2 million shares to cover $4.5 million tax obligations for RSU releases during first half of 2022. The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of June 30, 2022 was $27.3 million to be expensed on a straight-line basis over 1.79 years.
Performance Stock Units
The following table summarizes activity of the Company's PSUs for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2021	112,085	$15.69
Awards granted	518,938	$39.41
Awards vested and released	(112,085)	$15.69
Unvested awards as of June 30, 2022	518,938	$39.41
During the six months ended June 30, 2022 the Company withheld 0.1 million shares to cover the $1.7 million tax obligations related to the release of remaining 2021 PSU on February 25, 2022. The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of June 30, 2022 was $25.7 million to be expensed on over 0.67 years based on projected 218% performance goal achievement.
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
The following table sets forth the computation of basic and diluted EPS of common stock as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted loss per share
Net loss	(13,186)	(1,483)	(15,853)	(3,545)

Denominator for basic and diluted loss per share
Weighted-average shares outstanding – basic and diluted	67,136	54,431	67,028	53,044

Net loss per share
Basic	$(0.20)	$(0.03)	$(0.24)	$(0.07)
Diluted	$(0.20)	$(0.03)	$(0.24)	$(0.07)

The following table represents the number of share equivalents (in thousands) outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options to purchase common stock	4,380	6,435	4,280	6,495
Restricted stock units	2,178	2,186	1,817	2,522
Performance stock units	1,131	938	1,153	966
Warrants to purchase common stock	—	4,611	—	6,523
Total	7,689	14,170	7,250	16,506

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
Note 17 — Subsequent events
The Company performed its subsequent event procedures through August 4, 2022, the date these condensed consolidated financial statements were issued.

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

The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three months ended June 30,
(dollars in thousands, except per share data)	2022		2021
		% of revenue		% of revenue
Revenues	$77,335	100.0%	$47,676	100.0%
Gross profit	28,861	37.3%	19,797	41.5%
Income/(loss) from operations	(10,849)	(14.0)%	1,384	2.9%
Net loss	(13,186)	(17.1)%	(1,483)	(3.1)%
Comprehensive loss	(13,968)	(18.1)%	(1,518)	(3.2)%
Diluted loss per share	$(0.20)	n/a	$(0.03)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	13,282	17.2%	9,731	20.4%
Non-GAAP Net Income(1)	8,230	10.6%	6,090	12.8%
Non-GAAP Diluted EPS(1)	$0.12	n/a	$0.10	n/a
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

	Six Months Ended June 30,
(dollars in thousands, except per share data)	2022		2021
		% of revenue		% of revenue
Revenues	$148,745	100.0%	$86,810	100.0%
Gross profit	55,640	37.4%	35,134	40.5%
Loss from operations	(10,646)	(7.2)%	(394)	(0.5)%
Net loss	(15,853)	(10.7)%	(3,545)	(4.1)%
Comprehensive loss	(16,918)	(11.4)%	(3,531)	(4.1)%
Diluted loss per share	$(0.24)	n/a	$(0.07)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	24,657	16.6%	14,994	17.3%
Non-GAAP Net Income(1)	15,178	10.2%	9,155	10.5%
Non-GAAP Diluted EPS(1)	$0.22	n/a	$0.15	n/a
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
In the three months ended June 30, 2022, our revenues of $77.3 million were up $5.9 million or 8.3% in comparison to the three months ended March 31, 2022, and up $29.7 million from the three months ended June 30, 2021. In the three months ended June 30, 2022, we witnessed healthy business trends. The three months ended June 30, 2022 also marked the eighth consecutive sequential growth quarter since witnessing a bottom in revenues in the three months ended March 31, 2020. During the quarter, we witnessed strong demand from our customers across our industry verticals as digital transformation initiatives take center stage.
During the three months ended June 30, 2022, our largest industry vertical was Retail. At 32.9% of revenue, our Retail vertical was up 9.2% in comparison to the three months ended March 31, 2022, and up 100.0% from the three months ended June 30, 2021. The strong sequential and year-over-year growth was driven by a combination of factors that included ramping of business by Retail customers as they invest in digital transformation initiatives combined with several of our customers enhancing their engagements as they witness improving business trends. Our Technology Media, and Telecom (“TMT”) vertical comprised 30.2% of our revenue, while Consumer Packaged Goods (“CPG”)/Manufacturing, Finance, and Other verticals contributed to 20.8%, 6.5%, and 9.6% respectively. Revenues from our Top 5 customers during the quarter was 44.2%, slightly down from 45.4% in the same quarter a year ago. The diversification in our Top 5 customer concentration was driven by a combination of factors that included success in ramping business at new customers and growing business at existing customers.
We ended the three months ended June 30, 2022 with $13.2 million, or 17.1% in GAAP Net Loss, a change from a GAAP Net Loss of $2.7 million, or 3.7% in the three months ended March 31, 2022 and a GAAP Net Loss of $1.5 million, or 3.1% in the three months ended June 30, 2021. The year-over-year increase in GAAP Net Loss was largely driven by a combination of higher stock-based compensation expenses and operating expenses that include geographic reorganization expenses related to the war in Ukraine slightly offset by higher revenues. We ended the three months ended June 30, 2022 with $13.3 million, or 17.2% in Non-GAAP EBITDA, up from $11.4 million, or 15.9% in the three months ended March 31, 2022 and up from $9.7 million, or 20.4% in the three months ended June 30, 2021. The year-over-year increase in Non-GAAP EBITDA was largely driven by increase in business volume that included billable personnel and billable work hours.
COVID-19 Related Updates
The ongoing COVID-19 pandemic continues to impact communities around the world, and the pandemic, along with preventive measures taken by both governments and private businesses worldwide, continue to affect global economic activity and financial markets. Starting in March 2020, headwinds to our business from the pandemic were largely centered around our retail customers as many of them witnessed a slowdown in their sales. After witnessing a low point in the month of May 2020, our retail business has steadily improved as we have added new customers and have grown existing business across industry verticals. We continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. Although a significant proportion of our employees continue to work remotely, all our facilities have been opened for employees to work following local government guidelines. We continue to deliver services to our customers in this fashion which has so far resulted in minimal disruption in our operational and delivery capabilities, but the long-term impact of COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, among other things.
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
We are actively monitoring the security of our personnel and the stability of our infrastructure, including communications and internet availability. We executed our business continuity plan and have adapted to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure. This includes moving affected employees to safer locations in Western Ukraine and, where permissible, outside Ukraine, and reallocating work to other geographies within our global footprint. We are actively working with our personnel and with our customers to meet their needs and to ensure smooth delivery of services.
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. As of August 2022, we have minimal office personnel in Russia and are performing no client services from Russia.

We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government reactions continue to develop and are beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations and business outlook.
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
The following table shows the number of Grid Dynamics personnel (including full-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of June 30,
	2022	2021
United States and LATAM	470	317
Central and Eastern Europe, U.K., and the Netherlands	3,191	2,193
Rest of the world	102	—
Total	3,763	2,510
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. Grid Dynamics grew its customer base from 226 customers during the six months ended June 30, 2021 to 232 customers in the same period of 2022. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers.
The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total customers (for the period)	208	212	232	226
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	13	9	13	9
>$2.5 – 5.0 million	7	4	7	4
>$1.0 – 2.5 million	26	15	26	15
Top five customers	44.2%	45.4%	43.5%	48.6%
Top ten customers	60.2%	62.3%	59.0%	64.3%
Top five customers	$34,166	$21,634	$64,710	$42,213
Top ten customers	$46,539	$29,690	$87,826	$55,786
Foreign Currency Exchange Rate Exposure
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos and Moldovan leu. Grid Dynamics contracts with customers for payment in and generates predominantly all of its revenue in U.S. dollars. Apart from U.S. dollars, revenues are also generated in EURO and British pounds. At the same time the major part of our expenses excluding U.S. dollars are incurred in Russian rubles, EURO and Polish zloty. In the three and six months ended June 30, 2022, approximately 31.2% and 35.1% of Grid Dynamics’ combined cost of revenue and total operating expenses of $88.2 million and $159.4 million were denominated in currencies other than the U.S. dollar, respectively. Comparatively, approximately 38.9% and 37.6% of Grid Dynamics’ combined cost of revenue and total operating expenses of $46.3 million and $87.2 million were denominated in currencies other than the U.S. dollar in the three and six months ended June 30, 2021, respectively. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure using financial instruments, it may do so in the future. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.
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
Grid Dynamics defines and calculates its non-GAAP financial measures as follows:
•Non-GAAP EBITDA: Net income/(loss) before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses), and geographic reorganization expenses.
•Non-GAAP Net Income: Net income/(loss) adjusted for the impact of stock-based compensation, impairment of goodwill, transaction-related costs, geographic reorganization expenses, other income/expenses, net, and the tax impacts of these adjustments.
•Non-GAAP Diluted EPS: Non-GAAP Net income, divided by the diluted weighted-average number of common shares outstanding for the period.
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
GAAP net loss	$(13,186)	$(1,483)	$(15,853)	$(3,545)
Adjusted for:
Depreciation and amortization	1,691	1,154	3,280	2,100
Provision for income taxes	1,711	2,788	3,881	2,022
Stock-based compensation	16,387	6,675	25,048	12,346
Transaction and transformation-related costs (1)	—	518	—	942
Geographic reorganization (2)	6,053	—	6,975	—
Other expenses (3)	626	79	1,326	1,129
Non-GAAP EBITDA	$13,282	$9,731	$24,657	$14,994
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
(2)Geographic reorganization includes expenses connected with military actions of Russia against Ukraine and the exit plan announced by the Company and includes travel and relocation-related expenses of employees from the aforementioned countries, severance payments, allowances as well as legal and professional fees related to geographic repositioning in various locations. These expenses are incremental to those expenses incurred prior to the crisis, clearly separable from normal operations, and not expected to recur once the crisis has subsided and operations return to normal.
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
The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
GAAP net loss	$(13,186)	$(1,483)	$(15,853)	$(3,545)
Adjusted for:
Stock-based compensation	16,387	6,675	25,048	12,346
Transaction and transformation-related costs (1)	—	518	—	942
Geographic reorganization (2)	6,053	—	6,975	—
Other expenses (3)	626	79	1,326	1,129
Tax impact of non-GAAP adjustments (4)	(1,650)	301	(2,318)	(1,717)
Non-GAAP Net Income	$8,230	$6,090	$15,178	$9,155
Number of shares used in the Non-GAAP Diluted EPS	69,909	60,996	70,126	60,799
Non-GAAP Diluted EPS	$0.12	$0.10	$0.22	$0.15
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
(2)Geographic reorganization includes expenses connected with military actions of Russia against Ukraine and the exit plan announced by the Company and includes travel and relocation-related expenses of employees from the aforementioned countries, severance payments, allowances as well as legal and professional fees related to geographic repositioning in various locations. These expenses are incremental to those expenses incurred prior to the crisis, clearly separable from normal operations, and not expected to recur once the crisis has subsided and operations return to normal.
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
Results of Operations
The three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended June 30,		Change
(unaudited, in thousands, except percentages)	2022	2021	Dollars	Percentage
Revenue	$77,335	$47,676	$29,659	62.2%
Cost of revenue	48,474	27,879	20,595	73.9%
Gross profit	28,861	19,797	9,064	45.8%
Engineering, research, and development	3,840	1,772	2,068	116.7%
Sales and marketing	5,132	2,837	2,295	80.9%
General and administrative	30,738	13,804	16,934	122.7%
Total operating expense	39,710	18,413	21,297	115.7%
Income/(loss) from operations	(10,849)	1,384	(12,233)	(883.9)%
Other expenses	(626)	(79)	(547)	692.4%
Income/(loss) before income taxes	(11,475)	1,305	(12,780)	(979.3)%
Provision for income taxes	1,711	2,788	(1,077)	(38.6)%
Net loss	$(13,186)	$(1,483)	$(11,703)	789.1%

	Six Months Ended June 30,		Change
(unaudited, in thousands, except percentages)	2022	2021	Dollars	Percentage
Revenue	$148,745	$86,810	$61,935	71.3%
Cost of revenue	93,105	51,676	41,429	80.2%
Gross profit	55,640	35,134	20,506	58.4%
Engineering, research, and development	6,936	3,555	3,381	95.1%
Sales and marketing	9,347	5,869	3,478	59.3%
General and administrative	50,003	26,104	23,899	91.6%
Total operating expense	66,286	35,528	30,758	86.6%
Loss from operations	(10,646)	(394)	(10,252)	2,602.0%
Other expenses	(1,326)	(1,129)	(197)	17.4%
Loss before income taxes	(11,972)	(1,523)	(10,449)	686.1%
Provision for income taxes	3,881	2,022	1,859	91.9%
Net loss	$(15,853)	$(3,545)	$(12,308)	347.2%
Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Three Months Ended June 30,
(unaudited, in thousands, except percentages)	2022	% of revenue	2021	% of revenue
Retail	$25,452	32.9%	$12,729	26.7%
Technology, Media and Telecom	23,391	30.2%	16,115	33.8%
CPG/Manufacturing	16,090	20.8%	9,899	20.8%
Finance	5,049	6.5%	4,071	8.5%
Other	7,353	9.6%	4,862	10.2%
Total	$77,335	100.0%	$47,676	100.0%

	Six Months Ended June 30,
(unaudited, in thousands, except percentages)	2022	% of revenue	2021	% of revenue
Retail	$48,759	32.8%	$21,579	24.9%
Technology, Media and Telecom	44,835	30.1%	30,526	35.2%
CPG/Manufacturing	31,069	20.9%	18,624	21.5%
Finance	9,576	6.4%	7,509	8.6%
Other	14,506	9.8%	8,572	9.8%
Total	$148,745	100.0%	$86,810	100.0%
Revenue. Revenue increased by $29.7 million, or 62.2%, to $77.3 million in the three months ended June 30, 2022 from $47.7 million in the three months ended June 30, 2021. On a year-to-date basis revenue increased by $61.9 million or 71.3%, reaching $148.7 million. The year-over-year increases both on a three month and six-month basis, were largely driven by the improved business conditions that resulted in increased billable headcount and billable hours.
Cost of Revenue. Cost of revenue increased by $20.6 million, or 73.9%, to $48.5 million in the three months ended June 30, 2022 from $27.9 million in the same period last year largely from increased costs of personnel to support higher revenue. Cost of revenue increased by $41.4 million, or 80.2% to $93.1 million during the six months ended June 30, 2022 compared to $51.7 million in the same period last year for the same reasons.
Gross Profit. Gross profit increased by $9.1 million, or 45.8%, to $28.9 million in the second quarter of 2022 from $19.8 million in the comparable period of 2021. Gross margin (gross profit as a percentage of revenue) decreased by 4.2 percentage points to 37.3% in the three months ended June 30, 2022 from 41.5% in the three months ended June 30, 2021. Gross profit for the six months ended June 30, 2022 increased by $20.5 million and reached $55.6 million. Gross margin (gross profit as a percentage of revenue) decreased to 37.4% during the first half of 2022 from 40.5% for the same period of 2021. During the first three and six months of 2022, our business was impacted by higher costs associated with the relocation of employees due to the Russian invasion of Ukraine.
Engineering, Research and Development. Engineering, research and development expenses increased by $2.1 million, or 116.7% to $3.8 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. During the first half of 2022, engineering, research and development expenses increased by 95.1% to $6.9 million from $3.6 million during the six months ended June 30, 2021. The increase in both periods was primarily due to staffing and greater investments in customer delivery operations.
Sales and Marketing. Sales and marketing expenses increased by $2.3 million, or 80.9% to $5.1 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Sales and marketing expenses increased by $3.5 million, or 59.3% to $9.3 million in the six months ended June 30, 2022, compared to the same period in 2021. The increase in both periods was mainly due to increase in sales personnel, sales initiatives, and increase in wages in 2022. Sales and marketing expenses as a percentage of revenue during the six months ended June 30, 2022 and 2021 remained relatively on the same level and accounted for 6.3% and 6.8% of Grid Dynamics’ revenue, respectively.
General and Administrative. General and administrative expenses increased by more than 70.0% during both three and six months ended June 30, 2022 and reached $30.7 million and $50.0 million, respectively. The increase during both periods was mainly due to increase in stock-based compensation, increase in wages and bonuses, additional expenses from facilities, increase in amortization of intangibles, and geographic reorganization expenses triggered by the Russian invasion of Ukraine.
Other Expenses. Other expenses increased by $0.5 million in the second quarter of 2022 in comparison to the same period of last year. The increase was primarily due to fluctuation of currencies compared to the same period of 2021. Other expenses remained relatively on the same level and increased by $0.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Provision for Income Tax. During the three months ended June 30, 2022 we recognized a provision for income tax of $1.7 million compared to provision for income tax of $2.8 million in the same period of 2021. The difference in the tax provision was attributable mainly to Section 162(m) compensation deduction limitations and foreign rate differential. Provision for income tax was $3.9 million in the first half of 2022 compared to $2.0 million in the six months ended June 30, 2021.
Net Loss. During three and six months ended June 30, 2022, we recognized net loss of $13.2 million and $15.9 million, respectively, compared to $1.5 million and $3.5 million in the same periods of 2021 due to the reasons stated above.
Liquidity and Capital Resources
Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations, and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $150.0 million as of June 30, 2022 is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.
As of June 30, 2022, Grid Dynamics had cash and cash equivalents amounting to $150.0 million (compared to $144.4 million at December 31, 2021). Of this amount, $14.3 million was held outside the United States, namely in UK, Poland, the Netherlands, Ukraine, Russia, Armenia, Serbia, Moldova, Mexico, and Singapore (compared to $8.5 million as of December 31, 2021). As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Ukraine, Russia, Poland, Moldova, Serbia, Armenia, and Mexico may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States.

On March 15, 2022, we entered into a new agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders. See Note 9 to the condensed consolidated financial statements. As of June 30, 2022 we had no outstanding debt under the credit facility.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Six Months Ended June 30,
(unaudited, in thousands)	2022	2021
Net cash provided by operating activities	$15,322	$6,650
Net cash used in investing activities	$(4,213)	$(32,525)
Net cash used in financing activities	$(4,390)	$(18,910)
Effect of exchange rate changes on cash and cash equivalents	$(1,065)	$14
Net increase/(decrease) in cash and cash equivalents	$5,654	$(44,771)
Cash, cash equivalents (beginning of period)	$144,364	$112,745
Cash, cash equivalents (end of period)	$150,018	$67,974
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2022 increased by $8.7 million to $15.3 million from $6.7 million provided by in the same period of 2021, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges).
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2022 was $(4.2) million reflecting mainly capital expenditures for computer hardware, related equipment and software and purchase of investment. Net cash used in investing activities during the six months ended June 30, 2021 was $(32.5) million, which primarily reflects the acquisition of Tacit.
Financing Activities. Net cash used in financing activities was $(4.4) million in the six months ended June 30, 2022, reflecting the payment of contingent consideration related to an acquisition and the tax withholding obligations due to issuance of shares in connection with vested awards. Net cash used in financing activities was $(18.9) million in the six months ended June 30, 2021, reflecting primarily the tax withholding obligations due to issuance of shares in connection with vested awards.
Off-Balance Sheet Arrangements and Commitments
Except for its credit support for the letter of credit and balances on corporate credit cards, Grid Dynamics does not have any off-balance sheet arrangements of the kind required to be disclosed under SEC rules and does not have any off-balance sheet or contingent commitments, except as described above with respect to operating leases.
As a result of analysis related to Grid Dynamics’ functional control of subcontractors GD Ukraine, LLC and GD AM, LLC, the subcontractors were determined to be a variable interest entity (“VIE”) and are therefore consolidated in Grid Dynamics’ financial statements. The assets and liabilities of these VIEs consist primarily of intercompany balances and transactions, all of which have been eliminated in consolidation.
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
Other than as discussed below, during the six months ended June 30, 2022, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Emerging Growth Company Accounting Election
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies and any such election to not to take advantage of the extended transition period is irrevocable. Prior to the Business Combination, ChaSerg was an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of this extended transition period. Following the consummation of the Business Combination, Grid Dynamics remains an emerging growth company and continues to take advantage of the benefits of the extended transition period. We expect to lose emerging growth company status on December 31, 2022.
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
In the three months ended June 30, 2022, approximately 31.2% of Grid Dynamics’ $88.2 million combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 38.9% of Grid Dynamics’ $46.3 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2021.
In the three months ended June 30, 2022:
•a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.7 increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $0.6 decrease in income from operations.

•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.6 increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.5 decrease in income from operations.
In the three months ended June 30, 2021:
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
In the six months ended June 30, 2022, approximately 35.1% of Grid Dynamics’ $159.4 million combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 37.6% of Grid Dynamics’ $87.2 million of combined cost of revenue and total operating expenses in the six months ended June 30, 2021.
In the six months ended June 30, 2022:
•a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $1.7 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $1.4 million decrease in income from operations.
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.9 million decrease in income from operations.
In the six months ended June 30, 2021:
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

Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Macroeconomic conditions, inflationary pressures, and the geopolitical climate could adversely affect our operating results and growth prospects.
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
Our revenues have historically been highly dependent on a limited number of clients. In the three months ended June 30, 2022 and 2021, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 59.0% and 64.3% of our revenue from our 10 largest clients during the six months ended June 30, 2022 and 2021, respectively. Our top two clients each accounted for greater than 10% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top two industry verticals: technology and retail. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent periods, including net losses of $15.9 million for the first half ended June 30, 2022 and $7.7 million and $12.6 million for the years ended December 31, 2021 and 2020, respectively. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, rising inflation and interest rates, difficulties, complications, delays, and other unknown events, including the impact of the Russian invasion of Ukraine on our business.
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
We are actively monitoring the security of our personnel and the stability of our infrastructure, including communications and internet availability. We executed our business continuity plan and have adapted to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure. This includes moving affected employees to safer locations in Western Ukraine and, where permissible, outside Ukraine, and reallocating work to other geographies within our global footprint. We are actively working with our personnel and with our customers to meet their needs and to ensure smooth delivery of services.
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. During the three months ended June 30, 2022, we relocated the majority of our Russia based employees outside of Russia. As of August 2022, we have minimal office personnel in Russia and are performing no client services from Russia.
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government reactions continue to develop and are beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions, could have a material adverse effect on our operations and business outlook. For example, if Russia were to invade other countries, such as Moldova, it could adversely affect our business, including preventing the relocation of our employees from Russia. In addition, the current geopolitical situation in Serbia creates additional uncertainty in the region, and could adversely affect our business.
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
Macroeconomic conditions, inflationary pressures, and the geopolitical climate could adversely affect our operating results and growth prospects.
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, tax rates, economic uncertainty, political instability, changes in laws, and trade barriers and sanctions. Recently, inflation rates in the US have increased to levels not seen in several years, and there are concerns of a recession. Such economic volatility could adversely affect our clients' business, as well as our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Geopolitical destabilization could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the technology spending of our clients and potential clients.
Our revenues are highly dependent on clients primarily located in the U.S. Any economic downturn in the U.S. or in other parts of the world, including Europe, or disruptions in the credit markets may have a material adverse effect on our business, financial condition and results of operations.
The IT services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. We derive the majority of our revenues from clients in the U.S. In the event of an economic downturn in the U.S. or in other parts of the world, including Europe (where we have gained customers in the Netherlands, Germany and the U.K. through our acquisition of Daxx Web Industries B.V.(“Daxx”) in December 2020, as well as through our acquisition of Tacit in May 2021), our existing and prospective clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and may have a material adverse effect on our business, financial condition and results of operations. In addition, if a disruption in the credit markets were to occur, it could pose a risk to our business if clients or vendors are unable to obtain financing to meet payment or delivery obligations to us or if we are unable to obtain necessary financing. The COVID-19 pandemic, rising inflation and central banks’ efforts to curtail inflation have had adverse effects on economies and financial markets globally, which have particularly impacted many small, medium as well as large-sized businesses. Although the U.S. government and others throughout the world have provided or have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether these government actions will be sufficient to successfully avert or mitigate any economic downturn. Any economic downturn resulting from the COVID-19 pandemic and preventative measures taken by governments and private business worldwide could decrease technology spending and negatively affect demand for our offerings, which could materially adversely affect our business, prospects, financial condition and results of operations.
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
We often have access to, or are required to collect, process, transmit, store, or otherwise process, sensitive or confidential client and customer data, including intellectual property, proprietary business information of Grid Dynamics and our clients, and personal information of our clients, customers, employees, contractors, service providers, and others. We use our data centers and networks, and certain networks and other facilities and equipment of our contractors and service providers, for these purposes. Despite our detailed, company-wide, ISO27001 certified and other information security standards and best practices-conformant security measures, our information technology and infrastructure may be vulnerable to attacks and disruptions by hackers or other third parties, the introduction of ransomware or other malicious code, or otherwise may be breached or otherwise subject to security incidents or compromises due to human error, phishing attacks, social engineering, zero-day vulnerabilities, malfeasance or other disruptions. During the COVID-19 pandemic, because more of our personnel are working remotely, we face increased risks of such attacks and disruptions that may affect our systems and networks or those of our clients and contractors. Increased risks of such attacks and disruptions, including a heightened risk of potential cyberattacks by state actors also exist because of the significant military action against Ukraine launched by Russia. Such risks could increase as we expand geographically. Any such breach, incident or disruption could compromise our data centers, networks and other equipment and the information stored or processed there could be accessed, disclosed, altered, misappropriated, lost, stolen, rendered unavailable, or otherwise processed without authorization. In addition, any failure or security breach or incident in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition, disclosure, or other processing of sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if Grid Dynamics’ and our contractors’ networks and other facilities and equipment were not compromised.
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
Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us. Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting when we cease qualifying as an “emerging growth company” pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), which we expect to occur on December 31, 2022. We are currently undergoing the expensive and time-consuming work necessary to enable our independent public accounting firm to make such an attestation in our annual report on Form 10-K for the year ended December 31, 2022. If we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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
In performing services to clients, our employees have been and may be required to travel to various locations. Depending on the length of the required travel and the nature of employees’ activities the tax implications of travel arrangements vary, with generally more extensive tax consequences in cases of longer travel. Such tax consequences mainly include payroll tax liabilities related to employee compensation and, in cases envisaged by international tax legislation, taxation of profits generated by employees during their time of travel.
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
The Russian government provides qualified Russian IT companies with substantial tax benefits through a reduced social contribution charge rate program. This program resulted in savings for us of approximately $3.1 million during six months ended June 30, 2022, $4.1 million and $1.8 million in the fiscal years ended December 31, 2021 and 2020, respectively. Until January 1, 2021 the reduced tax rates for social contributions (16% in total) were a temporary measure. On January 1, 2021 a new law came into force that provides additional support to the IT industry, including among others, a fixed social tax rate of 7.6% compared to 14% previously. Companies must meet certain criteria to be eligible for the new provisions. We started to benefit from the program starting from January 1, 2021. If the Russian government were to change its favorable treatment of Russian IT companies by modifying or repealing its current favorable tax measures, or if we become ineligible for such favorable treatment, including because we have announced that we are ceasing remaining operations in the Russian Federation or because our Russian subsidiary is ultimately owned by a U.S. company, it would significantly impact our financial condition and results of operations depending upon the size of our operations at that time in Russia.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos and Moldovan Leu. We are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three and six months ended June 30, 2022, approximately 31.2% and 35.1% of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Comparatively, approximately 38.9% and 37.6% of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the three and six months ended June 30, 2021, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
If we experience a slowdown or stoppage of work for any client, or on any project for which we have dedicated personnel or facilities, we may be unable to reallocate these personnel or assets to other clients and projects to keep their utilization and productivity levels high. If we are unable to maintain appropriate resource utilization levels, including as we relocate personnel from Ukraine and Russia and expand to new geographies, our profitability may suffer.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the six months ended June 30, 2022 and 2021, Grid Dynamics recorded $25.0 million and $12.3 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic. For example, the significant military action against Ukraine launched by Russia has affected and will further affect our business, and other geopolitical events in the region, including in Serbia, could also adversely affect our business. Such events may cause clients to delay their decisions on spending for the services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for the first five years after the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We expect to lose emerging growth company status on December 31, 2022. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the market prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market prices of our securities may be more volatile.
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
In addition, California has enacted legislation that has been described as the first “GDPR-like” law in the U.S. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will modify the CCPA and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney

General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. Other states have also proposed, and in certain aspects enacted, legislation similar to the CCPA. Virginia and Colorado both enacted such laws in 2021, and Utah and Connecticut enacted similar laws in 2022. While aspects of the CCPA, CPRA, other state laws, and their interpretations remain to be determined in practice, we are committed to comply with their obligations. We cannot yet fully predict the impact of these laws on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial additional costs and expenses in an effort to maintain compliance on an ongoing basis. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data. For example, under Russian law, all data operators collecting personal data of Russian citizens through electronic communications, including the Internet, must comply with Russian laws regulating the local storage of such data in databases located in the territory of Russia. This law applies not only to local data controllers but also to data controllers established outside Russia to the extent they gather personal data relating to Russian nationals through websites aimed at the territory of Russia.
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
As of June 30, 2022, approximately 28 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Amendments to Employment Agreement between the Registrant and Leonard Livschitz.	Filed herewith
10.2	Executive Employment Agreement between the Registrant and Yury Gryzlov.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101,LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	Filed herewith
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

Grid Dynamics Holdings, Inc.

Date: August 4, 2022	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)