Form 10-Q
period 2022-09-30
GRID DYNAMICS HOLDINGS, INC.
filed 2022-11-03
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of November 1, 2022, there were 73,999,020 shares of registrant’s common stock issued and outstanding.

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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$255,188	$144,364
Accounts receivable, net of allowance of $424 and $315 as of September 30, 2022 and December 31, 2021, respectively	49,953	38,838
Unbilled receivables	4,515	4,475
Prepaid income taxes	2,137	584
Prepaid expenses and other current assets	7,570	4,503
Total current assets	319,363	192,764
Property and equipment, net	7,504	6,169
Operating lease right-of-use assets, net	5,585	—
Intangible assets, net	17,236	19,097
Goodwill	35,958	35,958
Deferred tax assets	3,334	2,731
Other noncurrent assets	1,165	—
Total assets	$390,145	$256,719

Liabilities and equity
Current liabilities
Accounts payable	$4,478	$2,053
Accrued liabilities	1,780	1,150
Accrued compensation and benefits	13,533	10,562
Accrued income taxes	7,801	1,980
Operating lease liabilities, current	1,760	—
Other current liabilities	2,285	9,599
Total current liabilities	31,637	25,344
Deferred tax liabilities	3,895	4,324
Operating lease liabilities, noncurrent	3,775	—
Total liabilities	39,307	29,668

Commitments and contingencies (Note 16)
Stockholders’ equity (Note 13)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 73,999,020 and 66,850,941 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	360,313	212,077
Retained earnings/(accumulated deficit)	(7,419)	15,093
Accumulated other comprehensive loss	(2,063)	(126)
Total stockholders’ equity	350,838	227,051
Total liabilities and stockholders’ equity	$390,145	$256,719
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$81,161	$57,933	$229,906	$144,743
Cost of revenue	48,491	32,667	141,596	84,343
Gross profit	32,670	25,266	88,310	60,400

Operating expenses
Engineering, research, and development	4,139	2,132	11,075	5,687
Sales and marketing	5,084	4,073	14,431	9,942
General and administrative	28,197	17,091	78,200	43,195
Total operating expenses	37,420	23,296	103,706	58,824

Income/(loss) from operations	(4,750)	1,970	(15,396)	1,576
Other income/(expenses), net	1,450	114	124	(1,015)
Income/(loss) before income taxes	(3,300)	2,084	(15,272)	561
Provision for income taxes	3,359	2,633	7,240	4,655
Net loss	$(6,659)	$(549)	$(22,512)	$(4,094)

Foreign currency translation adjustments, net of tax	(872)	(86)	(1,937)	(72)
Comprehensive loss	$(7,531)	$(635)	$(24,449)	$(4,166)

Loss per share
Basic	$(0.10)	$(0.01)	$(0.33)	$(0.07)
Diluted	$(0.10)	$(0.01)	$(0.33)	$(0.07)

Weighted average shares outstanding
Basic	68,623	62,610	67,566	56,280
Diluted	68,623	62,610	67,566	56,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	66,851	$7	$212,077	$15,093	$(126)	$227,051
Net loss	—	—	—	(2,667)	—	(2,667)
Stock-based compensation	—	—	8,661	—	—	8,661
Exercise of stock options	72	—	292	—	—	292
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	134	—	(1,802)	—	—	(1,802)
Foreign currency translation adjustment, net of tax	—	—	—	—	(283)	(283)
Balance at March 31, 2022	67,057	$7	$219,228	$12,426	$(409)	$231,252
Net loss	—	—	—	(13,186)	—	(13,186)
Stock-based compensation	—	—	16,387	—	—	16,387
Exercise of stock options	160	—	538	—	—	538
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	77	—	(1,284)	—	—	(1,284)
Foreign currency translation adjustment, net of tax	—	—	—	—	(782)	(782)
Balance at June 30, 2022	67,294	$7	$234,869	$(760)	$(1,191)	$232,925
Net loss	—	—	—	(6,659)	—	(6,659)
Stock-based compensation	—	—	17,551	—	—	17,551
Exercise of stock options	47	—	314	—	—	314
Issuance of common stock in 2022 Offering, net of transaction costs of $253	6,571	—	109,284	—	—	109,284
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	87	—	(1,705)	—	—	(1,705)
Foreign currency translation adjustment, net of tax	—	—	—	—	(872)	(872)
Balance at September 30, 2022	73,999	$7	$360,313	$(7,419)	$(2,063)	$350,838

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2020	50,879	$5	$128,930	$22,793	$(4)	$151,724
Net loss	—	—	—	(2,062)	—	(2,062)
Stock-based compensation	—	—	5,671	—	—	5,671
Exchange of warrants into common stock	2,221	—	—	—	—	—
Exercise of stock options	41	—	162	—	—	162
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	1,030	—	(15,297)	—	—	(15,297)
Foreign currency translation adjustment, net of tax	—	—	—	—	49	49
Balance at March 31, 2021	54,171	$5	$119,466	$20,731	$45	$140,247
Net loss	—	—	—	(1,483)	—	(1,483)
Stock-based compensation	—	—	6,675	—	—	6,675
Exchange of warrants into common stock	271	—	918	—	—	918
Exercise of stock options	138	—	254	—	—	254
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	149	—	(3,564)	—	—	(3,564)
Foreign currency translation adjustment, net of tax	—	—	—	—	(35)	(35)
Balance at June 30, 2021	54,729	$5	$123,749	$19,248	$10	$143,012
Net loss	—	—	—	(549)	—	(549)
Stock-based compensation	—	—	9,113	—	—	9,113
Exchange of warrants into common stock	4,188	1	48,205	—	—	48,206
Exercise of stock options	656	—	203	—	—	203
Issuance of common stock in 2021 Offering, net of transaction costs of $498	5,470	1	77,812	—	—	77,813
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	78	—	(2,146)	—	—	(2,146)
Foreign currency translation adjustment, net of tax	—	—	—	—	(86)	(86)
Balance at September 30, 2021	65,121	$7	$256,936	$18,699	$(76)	$275,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(22,512)	$(4,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,907	3,520
Operating lease right-of-use assets amortization expense	2,218	—
Bad debt expense/(recovery)	113	(17)
Deferred income taxes	(1,032)	2,663
Debt issuance cost amortization	36	—
Stock-based compensation	42,599	21,459
Change in fair value of warrants	—	979
Changes in assets and liabilities:
Accounts receivable	(11,228)	(10,549)
Unbilled receivables	(40)	(1,257)
Prepaid income taxes	(1,553)	127
Prepaid expenses and other current assets	(3,067)	(2,062)
Accounts payable	2,425	676
Accrued liabilities	630	16
Accrued compensation and benefits	2,971	1,533
Operating lease liabilities	(2,268)	—
Accrued income taxes	5,821	848
Other current liabilities	(381)	813
Net cash provided by operating activities	19,639	14,655
Cash flows from investing activities
Purchase of property and equipment	(4,381)	(3,016)
Purchase of investment	(1,000)	—
Acquisition of business, net of cash acquired	—	(30,585)
Net cash used in investing activities	(5,381)	(33,601)
Cash flows from financing activities
Proceeds from issuance of Common Stock from 2022 and 2021 Offerings	109,537	78,311
Proceeds from exercises of stock options, net of shares withheld for taxes	1,144	619
Payment of contingent consideration related to previously acquired businesses	(6,933)	—
Payments of tax obligations resulted from net share settlement of vested stock awards	(4,791)	(21,007)
Proceeds from debt	5,000	—
Repayment of debt	(5,000)	—
Equity issuance costs	(253)	(498)
Debt issuance cost	(201)	—
Proceeds from exercise of warrants	—	48,145
Net cash provided by financing activities	98,503	105,570
Effect of exchange rate changes on cash and cash equivalents	(1,937)	(72)
Net increase in cash and cash equivalents	110,824	86,552
Cash and cash equivalents, beginning of period	144,364	112,745
Cash and cash equivalents, end of period	$255,188	$199,297

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,060	$1,403

Supplemental disclosure of non-cash activities:
Conversion of warrants	$—	$979
Fair value of contingent consideration issued for acquisition of business	$—	$2,979
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on March 3, 2022.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. The most significant subcontractors are GD Ukraine, LLC, GD AM, LLC and Grid Dynamics Romania S.R.L. (“Affiliates”), third-party contractors in Ukraine, Armenia and Romania, respectively. The Affiliates exclusively support and perform services on behalf of the Company and its customers. The Company has no ownership in the Affiliates. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliates because the Company has the power to direct the VIEs’ most significant activities and is the primary beneficiary of the Affiliates. The assets and liabilities of the Affiliates primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation.
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
Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard supersedes previously existing lease guidance (“Topic 840”) and requires entities to recognize all leases, with the exception of leases with a term of twelve months or less, on the balance sheet as right-of-use assets (“RoU Assets”) and lease liabilities. Disclosures should provide the information in the financial statements summarizing the amount, timing and cash flows arising from leasing. The Company adopted Topic 842, effective January 1, 2022 using current period adjustment method. Prior period amounts were not adjusted.
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
The total purchase consideration is $37.6 million and consists of cash consideration of $33.6 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $4.0 million. The maximum amount of potential contingent cash consideration is $5.0 million. During the fourth quarter of 2021 the Company adjusted fair value of contingent consideration as of December 31, 2021 to its maximum amount and reflected the expense in its consolidated statement of loss. The contingent consideration is payable based on revenue and EBITDA metrics to be achieved by Tacit within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. Contingent consideration was paid out during the third quarter of 2022. See Note 4 for further details on contingent consideration.
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

The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during September 30, 2022 are as follows (in thousands):

Tacit	Fair Value	Useful Life	Amortization method
Customer relationships	$11,737	12 years	Straight-line
Trade name	1,176	4 years	Declining balance
Total Tacit identified intangible assets	$12,913
The acquisition of Tacit was accounted for using the acquisition method of accounting, and consequently, the results of operations for Tacit are reported in the consolidated financial statements from the date of acquisition. Tacit revenue was approximately $21.3 million and $9.5 million during nine months ended September 30, 2022 and from the date of acquisition to September 30, 2021, respectively.
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

	Nine Months Ended September 30,
(Unaudited, in thousands, except per share data)	2022	2021
Revenue	$229,906	$152,775
Net loss	$(22,512)	$(2,304)
Diluted loss per share	$(0.33)	$(0.04)
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
The Company records contingent consideration payable in Other current liabilities in its consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the nine months ended September 30, 2022 are as follows (in thousands):

Amount
Contingent consideration payable as of December 31, 2021	$6,933
Payment of contingent consideration - Daxx	(1,933)
Payment of contingent consideration - Tacit	(5,000)
Contingent consideration payable as of September 30, 2022	$—
The Company holds investment in equity securities of its related party that do not have readily determinable fair values. This investment is recorded at cost and is remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of the investment was $1.0 million as of September 30, 2022 and was classified as Other noncurrent assets in the Company’s unaudited condensed consolidated balance sheets. The Company did not hold investments in equity securities recorded at cost as of December 31, 2021.
Note 5 — Prepaid expenses and other current assets
The prepaid expenses and other current assets were as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Prepaid expenses	$3,852	$2,188
Guarantee deposits placed	1,407	345
Prepaid insurance	1,212	921
Value added tax receivable	916	931
Other assets	183	118
Total prepaid expenses and other current assets	$7,570	$4,503

Note 6 — Property and equipment, net
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of
		September 30, 2022	December 31, 2021
Computers and equipment	2-5	$11,779	$10,784
Furniture and fixtures	3-7	1,159	1,174
Software	5	513	513
Leasehold improvements	7-12	486	486
Machinery and automobiles	5	284	246
		14,221	13,203
Less: Accumulated depreciation and amortization		(8,042)	(8,240)
		6,179	4,963

Capitalized software development costs	2-3	5,741	4,656
Less: Accumulated amortization		(4,416)	(3,450)
		1,325	1,206
Property and equipment, net		$7,504	$6,169

Note 7 — Intangible assets, net
Intangible assets consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of
		September 30, 2022	December 31, 2021
Customer relationships	8-12	$15,971	$15,971
Tradenames	4-10	4,676	4,676
Non-compete agreements	2	440	440
		21,087	21,087
Less: Accumulated amortization		(3,851)	(1,990)
Intangible assets, net		$17,236	$19,097

Note 8 — Other current liabilities
The components of other current liabilities were as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Value added tax payable	$819	$1,274
Customer deposits	712	798
Contingent consideration payable	—	6,933
Other liabilities	754	594
Total other current liabilities	$2,285	$9,599

As of September 30, 2022 and December 31, 2021 the Company had payable to its related party in the amount of $0.6 million that was classified as Other current liabilities in unaudited condensed consolidated balance sheet.
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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of September 30, 2022, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
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
As of September 30, 2022 and December 31, 2021, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement and Line of Credit.
Note 10 — Revenue
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three and nine months ended September 30, 2022 and 2021.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon billed client location. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer Location	(in thousands)
North America	$68,057	$45,162	$189,324	$116,551
Europe	13,040	12,617	40,371	28,000
Other	64	154	211	192
Total Revenues	$81,161	$57,933	$229,906	$144,743
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Vertical	(in thousands)
Retail	$25,260	$18,271	$74,019	$39,850
Technology, Media and Telecom	26,335	17,597	71,170	48,123
CPG/Manufacturing(1)	16,058	11,208	47,127	29,832
Finance	6,073	5,224	15,649	12,733
Other	7,435	5,633	21,941	14,205
Total Revenues	$81,161	$57,933	$229,906	$144,743
__________________________
(1)CPG stands for Consumer Packaged Goods

The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contract Type	(in thousands)
Time-and-material	$75,085	$53,844	$211,293	$134,314
Fixed-fee	6,076	4,089	18,613	10,429
Total Revenues	$81,161	$57,933	$229,906	$144,743

Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized. As of September 30, 2022 and December 31, 2021 the Company did not have material contract assets or liabilities recognized in unaudited condensed consolidated financial statements.

Remaining performance obligation
ASC 606 “Revenue from Contracts with Customers” requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2022. This disclosure is not required for:
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
All of the Company’s contracts met one or more of these exemptions as of September 30, 2022.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer 1	13.1%	11.3%	12.1%	11.9%
Customer 2	11.2%	n/a	10.9%	11.5%
During the three and nine months ended September 30, 2022 the Company recorded revenue from its related parties of $1.7 million and $4.3 million, respectively. During the same periods of 2021 the Company recorded revenue from related parties of $1.0 million and $1.9 million, respectively.
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	September 30, 2022	December 31, 2021
Accounts receivable	2	1
Unbilled receivable	1	1
As of September 30, 2022 and December 31, 2021 accounts receivable from related parties were $1.0 million and $0.6 million, respectively.

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
The Company’s leases have remaining lease terms ranging from 0.1 to 5.2 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.

As of September 30, 2022, the Company had no finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. During three and nine months ended September 30, 2022 lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022
Operating lease cost	$845	$2,397
Variable lease cost	(16)	(88)
Short-term lease cost	133	400
Total lease cost	$962	$2,709
Supplemental information related to operating lease transactions is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022
Lease liability payments	$602	$2,220
Lease assets obtained in exchange for liabilities	$1,729	$3,243
Non-cash net decrease in lease assets due to lease modifications	$(129)	$(1,015)
Non-cash net decrease in lease liability due to lease modifications	$129	$1,015
Weighted average remaining lease term and discount rate as of September 30, 2022 is as follows:

As of September 30, 2022
Weighted average remaining lease term, in years	3.37
Weighted average discount rate	4.2%
As of September 30, 2022, operating lease liabilities will mature as follows (in thousands):

Years ending December 31, (in thousands)	Lease Payments
2022 (excluding nine months ended September 30, 2022)	$316
2023	1,932
2024	1,805
2025	1,007
2026	553
2027	367
Total lease payments	5,980
Less: imputed interest	(445)
Total	$5,535
There were no material lease agreements signed with related parties as of September 30, 2022.
Note 12 — Income taxes
The Company recorded income tax expense of $3.4 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was (101.8)% and 126.3% for the third quarter of 2022 and 2021, respectively. The change in the effective tax rate for the three months ended September 30, 2022, as compared to the same periods in 2021 was attributable mainly to Section 162(m) compensation deduction limitations and foreign rate differential.
Income tax expenses for the nine months ended September 30, 2022 increased to $7.2 million from $4.7 million recognized during the same period last year. The effective tax rate for the nine months ended September 30, 2022 and 2021 was (47.4)% and 829.8%, respectively.

For the three and nine months ended September 30, 2022, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through September 30, 2022, the Company determined that small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. As of September 30, 2022, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2022 due to the inability to reliably or accurately forecast 2022 operating expenses. Similarly, for the three and nine months ended September 30, 2022, due to uncertainties created by geopolitical risks, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 13 — Stockholders’ equity
The following description summarizes the material terms and provisions of the securities that the Company has authorized.
Common stock
The Company is authorized to issue 110.0 million shares of common stock. As of September 30, 2022 and December 31, 2021 the Company had 74.0 million and 66.9 million shares of common stock that were outstanding, respectively.
On September 12, 2022, the Company concluded a follow-on public offering of 6.6 million shares of its common stock. These amounts included shares sold upon exercise in full of the underwriters' option to purchase additional shares at a price of $17.50 per share. J.P. Morgan Securities, LLC and William Blair & Company, LLC acted as joint book-running managers for the offering. Needham & Company, LLC and Cantor Fitzgerald & Co. acted as co-managers for the offering. The net proceeds from this offering for the company, after deducting underwriting discounts and commissions were $109.5 million.
On July 6, 2021, the Company concluded a follow-on public offering of 11.6 million shares of its common stock, which included 5.5 million shares offered by Grid Dynamics and 6.1 million shares offered by certain selling stockholders, at a price to the public of $15.03 per share. These amounts included shares sold upon exercise in full of the underwriters' option to purchase additional shares. J.P. Morgan Securities, LLC, William Blair & Company, LLC and Cowen and Company, LLC acted as joint book-running managers for the offering. Needham & Company, LLC and Cantor Fitzgerald & Co. acted as co-managers for the offering. The net proceeds from this offering for the company, after deducting underwriting discounts and commissions were $78.3 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.
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
From July 23, 2021 to July 26, 2021, 1.4 million public warrants were exercised with cash proceeds of $16.4 million. On July 28, 2021, the Company announced the redemption of its 2.77 million then outstanding public warrants. Any public warrants not exercised prior to 5:00 p.m., New York City time, on August 30, 2021 were redeemed at that time for $0.01 per warrant. The public warrants were exercisable at a price of $11.50 per share. Of the total of 2.77 million warrants outstanding on July 28, 2021, 2.75 million were exercised and cash proceeds generated from these exercised warrants were approximately $31.7 million. Pursuant to the terms of the agreements governing the rights of the holders of the public warrants, the Company redeemed the remaining unexercised and outstanding 0.02 million public warrants on August 30, 2021 for a redemption price of $0.01 per public warrant.

As of September 30, 2022, there were no outstanding private or public warrants.

Note 14 — Stock-based compensation
Employee stock-based compensation cost recognized in the consolidated statements of loss and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$367	$173	$888	$433
Engineering, research, and development	1,834	799	4,336	1,970
Sales and marketing	1,239	963	3,117	2,207
General and administrative	14,111	7,178	34,258	16,849
Total stock-based compensation	$17,551	$9,113	$42,599	$21,459
Stock Options
2018 Plan
Stock option activity under the Company’s 2018 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2021	1,916,101	$3.54	$65,971	6.97
Options exercised	(240,292)	$3.54
Options forfeited	(23,067)	$3.54
Options outstanding as of September 30, 2022	1,652,742	$3.54	$25,083	6.28

Options vested and exercisable as of September 30, 2022	1,595,072	$3.54	$24,229	6.25
The total unrecognized compensation expenses related to 2018 Plan options as of September 30, 2022 was $0.1 million to be expensed on a straight-line basis over 0.96 years.
2020 Plan
As of September 30, 2022, 8.1 million shares were available for grant under 2020 Incentive Stock Plan ("2020 Plan").
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2021	2,224,687	$12.86	$55,856	8.53
Options granted	919,800	$15.03
Options exercised	(52,138)	$10.18
Options forfeited	(318,024)	$16.62
Options outstanding as of September 30, 2022	2,774,325	$13.20	$17,813	8.35

Options vested and exercisable as of September 30, 2022	934,380	$9.53	$8,740	7.49

The Company elected the policy to account for forfeitures as these occur. The total unrecognized compensation expenses related to 2020 Stock Plan options as of September 30, 2022 was $10.7 million to be expensed on a straight-line basis over the remaining 2.81 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2021	1,493,915	$8.82
Awards granted	1,358,620	$14.18
Awards vested and released	(487,075)	$8.66
Unvested awards as of September 30, 2022	2,365,460	$11.93
During the nine months ended September 30, 2022 the Company net withheld and returned to the 2020 Plan pool 0.2 million shares to cover $4.0 million tax obligations for RSU releases. The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of September 30, 2022 was $23.4 million to be expensed on a straight-line basis over 1.55 years.
Performance Stock Units
The following table summarizes activity of the Company's PSUs for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2021	112,085	$15.69
Awards granted	518,938	$39.41
Awards vested and released	(112,085)	$15.69
Unvested awards as of September 30, 2022	518,938	$39.41
During the nine months ended September 30, 2022 the Company withheld 0.1 million shares to cover the $0.8 million tax obligations related to the release of remaining 2021 PSU on February 25, 2022. The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of September 30, 2022 was $17.7 million to be expensed on over 0.41 years based on projected 248% performance goal achievement.
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

The following table sets forth the computation of basic and diluted EPS of common stock as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted loss per share
Net loss	(6,659)	(549)	(22,512)	(4,094)

Denominator for basic and diluted loss per share
Weighted-average shares outstanding – basic and diluted	68,623	62,610	67,566	56,280

Net loss per share
Basic	$(0.10)	$(0.01)	$(0.33)	$(0.07)
Diluted	$(0.10)	$(0.01)	$(0.33)	$(0.07)
The following table represents the number of share equivalents (in thousands) outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	4,416	5,990	4,326	6,325
Restricted stock units	2,484	1,782	2,042	2,273
Performance stock units	1,251	1,452	1,264	1,361
Warrants to purchase common stock	—	904	—	1,807
Total	8,151	10,128	7,632	11,766

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
Note 17 — Subsequent events
The Company performed its subsequent event procedures through November 3, 2022, the date these condensed consolidated financial statements were issued.

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

The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three months ended September 30,
(dollars in thousands, except per share data)	2022		2021
		% of revenue		% of revenue
Revenues	$81,161	100.0%	$57,933	100.0%
Gross profit	32,670	40.3%	25,266	43.6%
Income/(loss) from operations	(4,750)	(5.9)%	1,970	3.4%
Net loss	(6,659)	(8.2)%	(549)	(0.9)%
Comprehensive loss	(7,531)	(9.3)%	(635)	(1.1)%
Diluted loss per share	$(0.10)	n/a	$(0.01)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	17,086	21.1%	12,503	21.6%
Non-GAAP Net Income(1)	10,976	13.5%	7,869	13.6%
Non-GAAP Diluted EPS(1)	$0.15	n/a	$0.11	n/a
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

	Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022		2021
		% of revenue		% of revenue
Revenues	$229,906	100.0%	$144,743	100.0%
Gross profit	88,310	38.4%	60,400	41.7%
Income/(loss) from operations	(15,396)	(6.7)%	1,576	1.1%
Net loss	(22,512)	(9.8)%	(4,094)	(2.8)%
Comprehensive loss	(24,449)	(10.6)%	(4,166)	(2.9)%
Diluted loss per share	$(0.33)	n/a	$(0.07)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	41,743	18.2%	27,497	19.0%
Non-GAAP Net Income(1)	26,154	11.4%	17,024	11.8%
Non-GAAP Diluted EPS(1)	$0.37	n/a	$0.26	n/a
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
In the three months ended September 30, 2022, our revenues of $81.2 million were up $3.8 million or 4.9% in comparison to the three months ended June 30, 2022, and up $23.2 million from the three months ended September 30, 2021. In the three months ended September 30, 2022, we witnessed healthy business trends from most of our customers. The three months ended September 30, 2022 also marked the ninth consecutive sequential growth quarter since witnessing a bottom in revenues in the three months ended March 31, 2020.
During the three months ended September 30, 2022, our Technology Media, and Telecom (“TMT”) vertical exceeded Retail and become our largest industry comprising 32.4% of our quarterly revenues. During the quarter we witnessed growth from our large technology customers. Retail ended up with 31.1% of revenue and was down 0.8% in comparison to the three months ended June 30, 2022, and was up 38.3% from the three months ended September 30, 2021. The year-over-year growth was driven by a combination of factors that included ramping of business by Retail customers as they invest in digital transformation initiatives combined with several of our customers enhancing their engagements. During the three months ended September 30, 2022, our Consumer Packaged Goods (“CPG”)/Manufacturing, Finance, and Other verticals contributed to 19.8%, 7.5%, and 9.2% respectively. Revenues from our Top 5 customers during the quarter increased by 2.5% to 44.5% compared to the same period a year ago.
We ended the three months ended September 30, 2022 with $6.7 million, or 8.2% in GAAP Net Loss, a change from a GAAP Net Loss of $13.2 million, or 17.1% in the three months ended June 30, 2022 and a GAAP Net Loss of $0.5 million, or 0.9% in the three months ended September 30, 2021. The year-over-year increase in GAAP Net Loss was largely driven by a combination of higher stock-based compensation expenses and labor costs as well as geographic reorganization expenses related to the war in Ukraine slightly offset by higher revenues. We ended the three months ended September 30, 2022 with $17.1 million, or 21.1% in Non-GAAP EBITDA, up from $13.3 million, or 17.2% in the three months ended June 30, 2022 and up from $12.5 million, or 21.6% in the three months ended September 30, 2021. The year-over-year increase in Non-GAAP EBITDA was largely driven by increase in business volume that included billable personnel and billable work hours.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. As of November 2022, we have minimal office personnel in Russia and are performing no client services from Russia.
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
The following table shows the number of Grid Dynamics personnel (including full-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of September 30,
	2022	2021
United States and LATAM	498	349
Central and Eastern Europe, U.K., and the Netherlands	3,189	2,535
Rest of the world	59	—
Total	3,746	2,884
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. In the nine months ended September 30, 2022, the total number of customer was 242, down from 251 customers in the same period a year ago. The decline in customers was largely driven by our efforts to optimize the customer base towards larger enterprises. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers.

The following table shows the evolution of Grid Dynamics’ customer base and revenue concentration, as of the dates and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total customers (for the period)	200	215	242	251
Of which (customer revenue amounts annualized for interim periods):
>$5.0 million	13	9	13	9
>$2.5 – 5.0 million	9	5	9	5
>$1.0 – 2.5 million	23	19	23	19
Top five customers	44.5%	42.0%	43.9%	44.8%
Top ten customers	61.1%	58.2%	59.8%	61.7%
Top five customers	$36,125	$24,333	$100,834	$64,817
Top ten customers	$49,608	$33,728	$137,434	$89,373
Foreign Currency Exchange Rate Exposure
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupee. Grid Dynamics contracts with customers for payment in and generates predominantly all of its revenue in U.S. dollars. Apart from U.S. dollars, revenues are also generated in EURO and British pounds. At the same time the major part of our expenses excluding U.S. dollars are incurred in Ukrainian hryvna, EURO, Polish zloty and Russian rubles with the latter decreasing rapidly throughout the year due to cessation of our operating in Russian Federation. As of September 30, 2022 we have minimal expenses in rubles. In the three and nine months ended September 30, 2022, approximately 28.3% and 34.7% of Grid Dynamics’ combined cost of revenue and total operating expenses of $85.9 million and $245.3 million were denominated in currencies other than the U.S. dollar, respectively. Comparatively, approximately 38.6% and 38.0% of Grid Dynamics’ combined cost of revenue and total operating expenses of $56.0 million and $143.2 million were denominated in currencies other than the U.S. dollar in the three and nine months ended September 30, 2021, respectively. Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks to minimize such exposure by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one to two weeks. When and where possible, Grid Dynamics seeks to match expenses to the U.S. dollar. Management carefully evaluates its exposure to foreign currency risk and, though Grid Dynamics does not currently hedge this exposure using financial instruments, it may do so in the future. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” below for more information about Grid Dynamics’ exposure to foreign currency exchange rates.
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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
GAAP net loss	$(6,659)	$(549)	$(22,512)	$(4,094)
Adjusted for:
Depreciation and amortization	1,627	1,420	4,907	3,520
Provision for income taxes	3,359	2,633	7,240	4,655
Stock-based compensation	17,551	9,113	42,599	21,459
Transaction and transformation-related costs (1)	—	—	—	942
Geographic reorganization (2)	2,658	—	9,633	—
Other (income)/expense, net (3)	(1,450)	(114)	(124)	1,015
Non-GAAP EBITDA	$17,086	$12,503	$41,743	$27,497
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
(3)Other income/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses as well as other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.
The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net loss for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
GAAP net loss	$(6,659)	$(549)	$(22,512)	$(4,094)
Adjusted for:
Stock-based compensation	17,551	9,113	42,599	21,459
Transaction and transformation-related costs (1)	—	—	—	942
Geographic reorganization (2)	2,658	—	9,633	—
Other (income)/expense, net (3)	(1,450)	(114)	(124)	1,015
Tax impact of non-GAAP adjustments (4)	(1,124)	(581)	(3,442)	(2,298)
Non-GAAP Net Income	$10,976	$7,869	$26,154	$17,024
Number of shares used in the Non-GAAP Diluted EPS	71,857	69,494	70,739	64,361
Non-GAAP Diluted EPS	$0.15	$0.11	$0.37	$0.26
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
(3)Other income/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses as well as other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.
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
Results of Operations
The three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended September 30,		Change
(unaudited, in thousands, except percentages)	2022	2021	Dollars	Percentage
Revenue	$81,161	$57,933	$23,228	40.1%
Cost of revenue	48,491	32,667	15,824	48.4%
Gross profit	32,670	25,266	7,404	29.3%
Engineering, research, and development	4,139	2,132	2,007	94.1%
Sales and marketing	5,084	4,073	1,011	24.8%
General and administrative	28,197	17,091	11,106	65.0%
Total operating expense	37,420	23,296	14,124	60.6%
Income/(loss) from operations	(4,750)	1,970	(6,720)	(341.1)%
Other income, net	1,450	114	1,336	1,171.9%
Income/(loss) before income taxes	(3,300)	2,084	(5,384)	(258.3)%
Provision for income taxes	3,359	2,633	726	27.6%
Net loss	$(6,659)	$(549)	$(6,110)	1,112.9%

	Nine Months Ended September 30,		Change
(unaudited, in thousands, except percentages)	2022	2021	Dollars	Percentage
Revenue	$229,906	$144,743	$85,163	58.8%
Cost of revenue	141,596	84,343	57,253	67.9%
Gross profit	88,310	60,400	27,910	46.2%
Engineering, research, and development	11,075	5,687	5,388	94.7%
Sales and marketing	14,431	9,942	4,489	45.2%
General and administrative	78,200	43,195	35,005	81.0%
Total operating expense	103,706	58,824	44,882	76.3%
Income/(loss) from operations	(15,396)	1,576	(16,972)	(1,076.9)%
Other income/(expenses), net	124	(1,015)	1,139	(112.2)%
Income/(loss) before income taxes	(15,272)	561	(15,833)	(2,822.3)%
Provision for income taxes	7,240	4,655	2,585	55.5%
Net loss	$(22,512)	$(4,094)	$(18,418)	449.9%
Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Three Months Ended September 30,
(unaudited, in thousands, except percentages)	2022	% of revenue	2021	% of revenue
Retail	$25,260	31.1%	$18,271	31.5%
Technology, Media and Telecom	26,335	32.4%	17,597	30.4%
CPG/Manufacturing	16,058	19.8%	11,208	19.3%
Finance	6,073	7.5%	5,224	9.0%
Other	7,435	9.2%	5,633	9.8%
Total	$81,161	100.0%	$57,933	100.0%

	Nine Months Ended September 30,
(unaudited, in thousands, except percentages)	2022	% of revenue	2021	% of revenue
Retail	$74,019	32.2%	$39,850	27.5%
Technology, Media and Telecom	71,170	31.0%	48,123	33.2%
CPG/Manufacturing	47,127	20.5%	29,832	20.6%
Finance	15,649	6.8%	12,733	8.8%
Other	21,941	9.5%	14,205	9.9%
Total	$229,906	100.0%	$144,743	100.0%
Revenue. Revenue increased by $23.2 million, or 40.1%, to $81.2 million in the three months ended September 30, 2022 from $57.9 million in the three months ended September 30, 2021. On a year-to-date basis revenue increased by $85.2 million or 58.8%, reaching $229.9 million. The year-over-year increases both on a three month and nine-month basis, were largely driven by the improved business conditions that resulted in increased billable headcount and billable hours.
Cost of Revenue. Cost of revenue increased by $15.8 million, or 48.4%, to $48.5 million in the three months ended September 30, 2022 from $32.7 million in the same period last year largely from increased costs of personnel to support higher revenue. Cost of revenue increased by $57.3 million, or 67.9% to $141.6 million during the nine months ended September 30, 2022 compared to $84.3 million in the same period last year for the same reasons.
Gross Profit. Gross profit increased by $7.4 million, or 29.3%, to $32.7 million in the third quarter of 2022 from $25.3 million in the comparable period of 2021. Gross margin (gross profit as a percentage of revenue) decreased by 3.3 percentage points to 40.3% in the three months ended September 30, 2022 from 43.6% in the three months ended September 30, 2021. Gross profit for the nine months ended September 30, 2022 increased by $27.9 million and reached $88.3 million. Gross margin (gross profit as a percentage of revenue) decreased to 38.4% during the nine month 2022 from 41.7% for the same period of 2021. Our gross margins for 2022 continue to be impacted by higher costs associated with the relocation of employees due to the Russian invasion of Ukraine.
Engineering, Research and Development. Engineering, research and development expenses increased by $2.0 million, or 94.1% to $4.1 million in the three months ended September 30, 2022 as compared to the same period last year. During the first nine months of 2022 engineering, research and development expenses almost doubled by $5.4 million compared to the first nine months of 2021 and reached $11.1 million. The increase in both periods was primarily due to staffing and greater investments in customer delivery operations.
Sales and Marketing. Sales and marketing expenses increased by $1.0 million, or 24.8% to $5.1 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. On a year-to-date basis our sales and marketing expenses increased by $4.5 million, or 45.2% to $14.4 million. The increase in both periods was mainly due to increase in sales personnel, sales initiatives, and increase in wages in 2022. Sales and marketing expenses as a percentage of revenue during the nine months ended September 30, 2022 and 2021 remained relatively on the same level and accounted for 6.3% and 6.9% of Grid Dynamics’ revenue, respectively.
General and Administrative. General and administrative expenses increased by more than 60.0% during both three and nine months ended September 30, 2022 and reached $28.2 million and $78.2 million, respectively. The increase during both periods was mainly due to increase in stock-based compensation, increase in wages and bonuses, additional expenses from facilities, increase in amortization of intangibles, and geographic reorganization expenses triggered by the Russian invasion of Ukraine.
Other Income/(Expenses), Net. Other income/(expenses), net increased by $1.3 million and $1.1 million during the three and nine months ended September 30, 2022 in comparison to the same periods of last year. The increase was primarily due to recognition of income from our money market funds.
Provision for Income Tax. During the three months ended September 30, 2022 we recognized a provision for income tax of $3.4 million compared to $2.6 million in the same period of 2021. The difference in the tax provision was attributable mainly to Section 162(m) compensation deduction limitations and foreign rate differential. Provision for income tax was $7.2 million during three quarters of 2022 compared to $4.7 million in the nine months ended September 30, 2021.
Net Loss. During three and nine months ended September 30, 2022, we recognized net loss of $6.7 million and $22.5 million, respectively, compared to $0.5 million and $4.1 million in the same periods of 2021 due to the reasons stated above.
Liquidity and Capital Resources
Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations, and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $255.2 million as of September 30, 2022 is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.
As of September 30, 2022, Grid Dynamics had cash and cash equivalents amounting to $255.2 million (compared to $144.4 million at December 31, 2021). Of this amount, $11.0 million was held outside the United States, namely in UK, India, Switzerland, Armenia, Poland, Serbia, Mexico, the Netherlands, Ukraine, Moldova, Russia, and Singapore (compared to $8.5 million as of December 31, 2021). As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs and Grid Dynamics’ management has no intention of repatriating the funds. If Grid Dynamics decided to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, they may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Ukraine, Russia, Poland, Moldova, Serbia, Armenia, and Mexico may be subject to other risks, as the banking sector in certain of these countries is subject to periodic instability, may be subject to sanctions and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States.
On March 15, 2022, we entered into a new agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders. See Note 9 to the condensed consolidated financial statements. As of September 30, 2022 we had no outstanding debt under the credit facility.
On September 12, 2022 and July 6, 2021, Grid Dynamics closed follow-on public offerings of common stock that resulted in $109.5 million and $78.3 million net proceeds, respectively, after deducting underwriting discounts and commissions. See Note 13 to the condensed consolidated financial statements for details.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Nine Months Ended September 30,
(unaudited, in thousands)	2022	2021
Net cash provided by operating activities	$19,639	$14,655
Net cash used in investing activities	$(5,381)	$(33,601)
Net cash provided by financing activities	$98,503	$105,570
Effect of exchange rate changes on cash and cash equivalents	$(1,937)	$(72)
Net increase in cash and cash equivalents	$110,824	$86,552
Cash, cash equivalents (beginning of period)	$144,364	$112,745
Cash, cash equivalents (end of period)	$255,188	$199,297
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2022 increased by $5.0 million to $19.6 million from $14.7 million provided by in the same period of 2021, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges).
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2022 was $(5.4) million reflecting mainly capital expenditures for computer hardware, related equipment and software and purchase of investment. Net cash used in investing activities during the nine months ended September 30, 2021 was $(33.6) million, which primarily reflects the acquisition of Tacit.
Financing Activities. Net cash provided in financing activities was $98.5 million in the nine months ended September 30, 2022, reflecting the equity offering during third quarter of 2022 that was slightly offset by the payment of contingent consideration related to acquisitions and the tax withholding obligations due to issuance of shares in connection with vested awards. Net cash provided by financing activities was $105.6 million in the nine months ended September 30, 2021, reflecting the equity offering and warrant exercise proceeds.
Off-Balance Sheet Arrangements and Commitments
Except for its credit support for the letter of credit and balances on corporate credit cards, Grid Dynamics does not have any off-balance sheet arrangements of the kind required to be disclosed under SEC rules and does not have any off-balance sheet or contingent commitments, except as described above with respect to operating leases.
As a result of analysis related to Grid Dynamics’ functional control of subcontractors GD Ukraine, LLC, GD AM, LLC and Grid Dynamics Romania S.R.L. the subcontractors were determined to be a variable interest entity (“VIE”) and are therefore consolidated in Grid Dynamics’ financial statements. The assets and liabilities of these VIEs consist primarily of intercompany balances and transactions, all of which have been eliminated in consolidation.
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
Other than as discussed below, during the nine months ended September 30, 2022, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupees. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated creating natural hedge. In future periods, Grid Dynamics may also become materially exposed to changes in the value of Mexican pesos and Moldovan leu against the U.S. dollar, due to the recent acquisitions and continuous expansion of operations.

In the three months ended September 30, 2022, approximately 28.3% of Grid Dynamics’ $85.9 million combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 38.6% of Grid Dynamics’ $56.0 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended September 30, 2021.
In the three months ended September 30, 2022:
•a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $0.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $0.1 million decrease in income from operations.
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
In the nine months ended September 30, 2022, approximately 34.7% of Grid Dynamics’ $245.3 million combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 38.0% of Grid Dynamics’ $143.2 million of combined cost of revenue and total operating expenses in the nine months ended September 30, 2021.
In the nine months ended September 30, 2022:
•a 10% decrease in the value of the Russian rouble against the U.S. dollar would have resulted in a $1.7 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rouble’s value would have resulted in a $2.1 million decrease in income from operations.
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.8 million decrease in income from operations.
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
Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenues have historically been highly dependent on a limited number of clients. In the three months ended September 30, 2022 and 2021, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 59.8% and 61.7% of our revenue from our 10 largest clients during the nine months ended September 30, 2022 and 2021, respectively. Our top two clients each accounted for greater than 10% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top two industry verticals: technology and retail. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent periods, including net losses of $22.5 million for the nine months ended September 30, 2022 and $7.7 million and $12.6 million for the years ended December 31, 2021 and 2020, respectively. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, rising inflation and interest rates, difficulties, complications, delays, and other unknown events, including the impact of the Russian invasion of Ukraine on our business.
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

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has resulted and is likely to continue. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S., Canada, the United Kingdom, the European Union, and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and certain regions of Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Russia or Ukraine of companies registered in the United States, such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. During the three months ended June 30, 2022, we relocated the majority of our Russia based employees outside of Russia. As of November 2022, we have minimal office personnel in Russia and are performing no client services from Russia.
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
The Russian government provides qualified Russian IT companies with substantial tax benefits through a reduced social contribution charge rate program. This program resulted in savings for us of approximately $3.5 million during nine months ended September 30, 2022, $4.1 million and $1.8 million in the fiscal years ended December 31, 2021 and 2020, respectively. Until January 1, 2021 the reduced tax rates for social contributions (16% in total) were a temporary measure. On January 1, 2021 a new law came into force that provides additional support to the IT industry, including among others, a fixed social tax rate of 7.6% compared to 14% previously. Companies must meet certain criteria to be eligible for the new provisions. We started to benefit from the program starting from January 1, 2021. If the Russian government were to change its favorable treatment of Russian IT companies by modifying or repealing its current favorable tax measures, or if we become ineligible for such favorable treatment, including because we have announced that we are ceasing remaining operations in the Russian Federation or because our Russian subsidiary is ultimately owned by a U.S. company, it would significantly impact our financial condition and results of operations depending upon the size of our operations at that time in Russia.
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

Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan Leu and Indian rupee. We are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar as we do not currently hedge our foreign currency exposure. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three and nine months ended September 30, 2022, approximately 28.3% and 34.7% of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Comparatively, approximately 38.6% and 38.0% of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the three and nine months ended September 30, 2021, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the nine months ended September 30, 2022 and 2021, Grid Dynamics recorded $42.6 million and $21.5 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
As of September 30, 2022, approximately 25 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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

Grid Dynamics Holdings, Inc.

Date: November 3, 2022	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)