Form 10-K
period 2022-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2023-02-28
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $814.3 million based on the closing price of the registrant’s common stock on June 30, 2022 of $16.82 per share, as reported by the NASDAQ Capital Market (the “NASDAQ”). Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 23, 2023, there were 74,832,926 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•the military action launched by Russian forces in Ukraine, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, and the effect of these developments on our business and results of operations; and
ii

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
As a leading global digital engineering and information technology (“IT”) services provider with its headquarters in Silicon Valley and engineering centers in the United States, Mexico, India and multiple European countries, Grid Dynamics’ core business is to deliver focused and complex technical consulting, software design, development, testing and internet service operations. Grid Dynamics also helps organizations become more agile and create innovative digital products and experiences through its deep expertise in emerging technology, such as AI, data science, cloud computing, big data and DevOps, lean software development practices and a high-performance product culture.
Grid Dynamics believes that the key to its success is a business culture that puts products over projects, client success over contract terms and real business results over pure technical innovation. By leveraging Grid Dynamics’ proprietary processes optimized for innovation, emphasis on talent development and technical expertise, Grid Dynamics has been able to achieve significant growth. During the last three years Grid Dynamics acquired Daxx Web Industries B.V. (“Daxx”), Tacit Knowledge Inc. (“Tacit”) and Mutual Mobile Inc. (“Mutual Mobile”), respectively. These acquisitions diversified our geographical presence, client base, and industry vertical presence.
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
Further, the growing acceptance of the offshore delivery model, has created significant opportunities for software development service providers delivering from Central and Eastern Europe (“CEE”) as well as Mexico. CEE-based service providers now compete against the largest global IT service providers and are capable of providing complex technology services. Grid Dynamics believes that CEE is increasingly known for the quality of its software development talent, enabled in part by decades of focus on fundamental STEM disciplines in higher education. CEE-based teams and individuals are frequent winners of programming contests such as the ones held by the Association for Computing Machinery, or ACM, TopCoder and Kaggle.
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
The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	For the year ended December 31,
	2022		2021		2020
	(in thousands, except % of revenue)
Retail	$99,681	32.1%	$61,717	29.2%	$33,975	30.5%
Tech, Media and Telecom	98,334	31.7%	67,689	32.0%	45,362	40.8%
CPG/Manufacturing	61,216	19.7%	43,461	20.6%	14,202	12.8%
Finance	21,893	7.1%	17,515	8.3%	13,589	12.2%
Other	29,358	9.4%	20,898	9.9%	4,155	3.7%
Total	$310,482	100.0%	$211,280	100.0%	$111,283	100.0%

Delivery Model and Operating Structure
Our service delivery model involves using an efficient mix of on-site, off-site and offshore staffing. We believe that the combination of our delivery model optimized for co-innovation and the placement of our technology leaders at clients’ premises creates a key competitive advantage that enables us to better understand and meet a client’s diverse needs.
The majority of Grid Dynamics’ engineering personnel is located within Grid Dynamics’ engineering centers in the United States and CEE. As of December 31, 2022, Grid Dynamics had 3,798 full-time and part-time personnel and delivered services from engineering centers located in the following countries: United States, Mexico, Ukraine, Poland, Armenia, Serbia, United Kingdom, Netherlands, Moldova, India, Jamaica and Romania.
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
Customers
Grid Dynamics’ client base primarily consists of Fortune 1000 corporations based in North America. With the acquisition of Daxx in December 2020, Tacit in May 2021 and Mutual Mobile in December 2022, we have gained customers in U.K., North America, as well as Continental Europe and Asia.
Grid Dynamics has a high level of revenue concentration with certain clients. In the years ended December 31, 2022, 2021 and 2020 Grid Dynamics top two customers each accounted for 10% or more of Grid Dynamics revenue.
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
Grid Dynamics faces competition primarily from:
•emerging small to mid-cap digital services companies, such as Globant S.A., Endava plc, EPAM Systems, Inc., Slalom Consulting Inc., and Thoughtworks Holding Inc.;
•large global consulting and outsourcing firms, such as Accenture plc and Capgemini SE;.
•India-based technology outsourcing IT services providers, such as Cognizant Technology Solutions Corporation, Infosys Technologies, and Wipro;
•in-house IT departments of Grid Dynamics’ clients and potential clients.
Given Grid Dynamics’ focus on complex digital transformation programs, technical employee base and the development and continuous improvement in new software technology, Grid Dynamics believes that it is well positioned to compete effectively in the future.
Human Capital and Employees
People are critical to the success of Grid Dynamics. Accordingly, attracting and retaining personnel is a key factor in Grid Dynamics’ ability to grow revenues and meet its clients’ needs. As of December 31, 2022, Grid Dynamics had 3,798 personnel across 13 countries (the U.S., Mexico, Jamaica, Armenia, India, the Netherlands, U.K., Poland, Romania, Serbia, Switzerland, Moldova, and Ukraine).
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
Regulations
Due to the industry and geographic diversity of Grid Dynamics’ operations and services, Grid Dynamics’ operations are subject to a variety of laws and regulations in the United States and the foreign jurisdictions in which we operate. See Item 1A, “Risk Factors—Risks Related to Government Regulations”.

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
•Our global business, especially in CIS and CEE countries, exposes us to significant legal, economic, tax and political risks.
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
All of these risks are heightened as we expand into new geographies. During 2022, we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia, and expansion in India. As we grow, we continue to explore other geographies for expansion. This may result in higher costs affecting our profitability levels. Furthermore, as we expand to new geographies, we may not be able to sustain the level of competitiveness, including high quality and low cost, of our workforce that has enabled us to succeed at our customers. Additionally, we do not have a long history of operating our business, including recruiting, training and retaining employees, in these new geographies, and our competitiveness may decline if we are not able to effectively manage these risks.
Our revenues have historically been highly dependent on a limited number of clients and industries and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
Our revenues have historically been highly dependent on a limited number of clients. In 2022, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 59.7%, 60.4% and 78.4% of our revenue from our 10 largest clients during the years ended December 31, 2022, 2021 and 2020, respectively. In the years ended December 31, 2022, 2021 and 2020 our top two customers each accounted for 10% or more of Grid Dynamics’ revenue, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top three industry verticals: technology, retail and manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent periods, including net losses of $29.2 million, $7.7 million and $12.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. We may continue to incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen and high-levels of operating expenses, expansion into higher-cost geographies, increased costs due to wage inflation, and costs related to the Russian invasion of Ukraine.
We anticipate that our operating expenses will increase in the foreseeable future as we invest in our business for growth. This includes, but is not limited to acquisition related integration costs, costs associated with maintaining compliance as a public company, and increased spending related to sales, marketing, and R&D. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our growth strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
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

On February 24, 2022, Russian forces launched significant military action against Ukraine. The conflict has impacted our business and may continue to pose risks to our business. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by US, European Union, United Kingdom, Canada. and other countries against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Ukraine of companies registered in the United States, such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. During the three months ended June 30, 2022, we relocated the majority of our Russia based employees outside of Russia. As of February 2023, we have minimal office personnel in Russia and are performing no client services from Russia.
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
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, tax rates, economic uncertainty, fluctuations in consumer spending, political instability, changes in laws, and trade barriers and sanctions. Recently, inflation rates in the US have increased to levels not seen in several years, and there are concerns of a recession. Such economic volatility could adversely affect our clients' business, as well as our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Because of our concentration on our clients’ capital-intensive digital transformation programs, our clients, and therefore our business, may be particularly sensitive to rising interest rates. Geopolitical destabilization could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the technology spending of our clients and potential clients.
Our revenues are highly dependent on clients primarily located in the U.S. Any economic downturn in the U.S. or in other parts of the world, including Europe, or disruptions in the credit markets may have a material adverse effect on our business, financial condition and results of operations.
The IT services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. We derive the majority of our revenues from clients in the U.S. In the event of an economic downturn in the U.S. or in other parts of the world, including Europe, our existing and prospective clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and may have a material adverse effect on our business, financial condition and results of operations. In addition, if a disruption in the credit markets were to occur, it could pose a risk to our business if clients or vendors are unable to obtain financing to meet payment or delivery obligations to us or if we are unable to obtain necessary financing.

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
Our primary competitors include global consulting and traditional IT service providers such as Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation, Infosys Technologies, Wipro, and digital transformation providers such as EPAM Systems, Inc., Globant S.A., Endava plc, Thoughtworks Holding, Inc., and Slalom Consulting Inc. Many of our present and potential competitors have substantially greater financial, marketing and technical resources, and name recognition than we do. Therefore, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of technology and IT services and we may be unable to retain our clients while competing against such competitors. Increased competition as well as our inability to compete successfully may have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our continued growth and success and operational efficiency is dependent on our ability to attract, hire, develop, motivate and retain highly skilled personnel, including IT engineers and other technical personnel, in the geographically diverse locations in which we operate and into which we are expanding. Competition for highly skilled IT professionals is intense and as a consequence, we may witness increasing challenges around employee retention, talent shortages, and attrition rates. While our management targets a voluntary attrition rate (expressed as a percentage) no higher than in the low-twenties, the significant market demand for highly skilled IT personnel and competitors’ activities may induce our qualified personnel to leave and make it more difficult for us to recruit new employees with suitable knowledge, experience and professional qualifications. High attrition rates of IT personnel would increase our operating costs, including hiring and training costs, and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business. Failure to attract, hire, develop, motivate and retain personnel with the skills necessary to serve our clients could decrease our ability to meet and develop ongoing and future business and could materially adversely affect our business, financial condition and results of operations.
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
We often have access to, or are required to collect, process, transmit, store, or otherwise process, sensitive or confidential client and customer data, including intellectual property, proprietary business information of Grid Dynamics and our clients, and personal information of our clients, customers, employees, contractors, service providers, and others. We use our data centers and networks, and certain networks and other facilities and equipment of our contractors and service providers, for these purposes. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks and disruptions by hackers or other third parties, the introduction of ransomware or other malicious code, or otherwise may be breached or otherwise subject to security incidents or compromises due to human error, phishing attacks, social engineering, zero-day vulnerabilities, malfeasance or other disruptions. Because of increases in the number of our personnel and our contractors’ and service providers’ personnel working remotely, we face increased risks of such attacks and disruptions that may affect our systems and networks or those of our clients, contractors, and service providers. Increased risks of such attacks and disruptions, including a heightened risk of potential cyberattacks by state actors also exist because of Russia's significant military action against Ukraine. Such risks could increase as we expand geographically. Any such breach, incident or disruption could compromise our data centers, networks and other equipment and the information stored or processed there could be accessed, disclosed, altered, misappropriated, lost, stolen, rendered unavailable, or otherwise processed without authorization. In addition, any failure or security breach or incident in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition, disclosure, or other processing of sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if our and our contractors’ and service providers' networks and other facilities and equipment were not compromised. Although we maintain industry standard information security controls, including supply chain security verification, anti-phishing training and testing, and vulnerability management consistent with our ISO27001 certification, no safeguard or combination of safeguards can prevent all incidents from happening.
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
•mergers and acquisitions or significant corporate restructurings; and
•changes in the macro-economic environment resulting in weak demand at our customers' business.
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
Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us. Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, we are now required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting because we ceased to qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”) as of December 31, 2022. In the future, if we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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
•bureaucratic obstacles and corruption;
•compliance with a wide variety of foreign laws, including those relating to privacy, data protection and cybersecurity;
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
The legal systems of Ukraine, Poland, Serbia, India, Mexico, Moldova and other countries are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services or to which we are a party. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in Ukraine, Poland, Serbia, India, Mexico, Moldova or other countries will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
As a result of our acquisitions of Tacit in May 2021 and Mutual Mobile in December 2022, we have acquired operations in Guadalajara, Mexico and Hyderabad, India respectively. The laws and regulations in Mexico and India to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. In Mexico, as a result of amendments in May 2019 to the Mexican Federal Labor Law (Ley Federal del Trabajo) and other related regulations, among other things, new labor authorities and courts were created, new bargaining procedures were implemented and provisions related to employees’ freedom of association and organization, collective bargaining agreements, and rules against labor discrimination were issued or amended. We cannot assure you that these changes will not lead to an increase in litigation, labor activism or increasingly contentious labor relations, which in turn may adversely affect our business, financial condition, results of operations and prospects, particularly in Mexico. These and any other policies, laws and regulations which are further adopted could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.
Our effective tax rate could be adversely affected by several factors.
We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by, or allocated to, the various jurisdictions in which we operate that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in multiple jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. In particular, there have been significant changes to the taxation systems in CEE countries in recent years as the authorities have gradually replaced or introduced new legislation regulating the application of major taxes such as corporate income tax, value-added tax, corporate property tax, personal income taxes and payroll taxes. The Organization for Economic Cooperation and Development has made a number of proposals, including implementing a new global minimum effective corporate tax rate of 15% for large multinational companies and rules that would result in the reallocation of certain profits to market jurisdictions where customers and users are located. Furthermore, any significant changes to U. S. tax law could materially adversely affect our effective tax rate. The recently enacted Inflation Reduction Act includes, among other changes, a 1% excise tax on certain stock repurchases.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency is the US Dollar. That said, the company's revenues and costs are exposed to a number of currencies that include EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupees. As we do not hedge our foreign currency, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the years ended December 31, 2022 2021 and 2020, approximately 33.4%, 37.8% and 27.2% of our combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” for more information about our exposure to foreign currency exchange rates.
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
If we experience a slowdown or stoppage of work for any client, or on any project for which we have dedicated personnel or facilities, we may be unable to reallocate these personnel or assets to other clients and projects to keep their utilization and productivity levels high. If we are unable to maintain appropriate resource utilization levels,our profitability may suffer.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the years ended December 31, 2022, 2021, and 2020 we recorded $61.0 million, $33.0 million, and $20.0 million respectively, of stock-based compensation expense related to the grant of equity based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, climate change, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic. For example, the significant military action against Ukraine launched by Russia has affected and will further affect our business. Such events may cause clients to delay their decisions on spending for the services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.

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
We continuously review and consider strategic acquisitions of businesses, products or technologies. For example, in December 2020 we acquired Daxx, in May 2021 we acquired Tacit, and in December 2022 we acquired Mutual Mobile. In the future we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition.
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
Risks Related to Government Regulations
We are exposed to various risks related to the global regulatory environment as well as legal proceedings, claims and the like.
As a public company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade (including import, export and customs), antitrust, environment, health and safety (including those relating to climate change), employment, immigration and travel regulations, privacy, data protection and localization, anti-corruption, investment and treasury regulations. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact our business operations. Violations or alleged violations of law, rules and regulations, including, among others, those described above, could result in fines, criminal penalties, restrictions on our business, and damage to our reputation, and could have an adverse impact on our business operations, financial condition and results of operations.

From time to time we may be involved in legal proceedings or claims regarding a variety of legal or regulatory matters or receive governmental or third-party requests for information regarding compliance or regulatory matters. Legal proceedings, claims, and such requests for information, whether with or without merit, may be time-consuming and expensive; divert management’s attention and other resources; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our business. There can be no assurance regarding the outcome of any legal proceedings, claims or the like.
Failure to comply with laws and regulations relating to privacy, data protection, and cybersecurity could lead to government enforcement actions, private litigation and adverse publicity.
We receive, store and process personal information and other data from and about customers in addition to our employees and contractors. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and may be deemed to be subject to industry standards, including certain industry standards that we undertake to comply with. The laws and regulations relating to privacy. data protection and cybersecurity are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
For example, the European Union has implemented the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. The GDPR has a significant impact on how businesses can collect and process the personal data of individuals in the European Economic Area (“EEA”). The regulation includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon standard contractual clauses approved by the European Commission (the “SCCs”). The SCCs have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for the transfer and receipt of personal data from the EEA. In 2020, the Court of Justice of the European Union (the “CJEU”) deemed the SCCs valid, but ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms must be analyzed on a case-by-case basis.  Subsequent guidance from EU regulators has stated that in certain cases, the SCCs must be accompanied by the use of supplementary measures. Concerns remain about the potential for the SCCs and other mechanisms to face additional challenges. On June 4, 2021, the European Commission published new SCCs and required their implementation. Additionally, the United Kingdom has enacted legislation that substantially implements the GDPR, with a similar penalty structure, and has issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCCs”). We may, in addition to other impacts of the Schrems II decision and other developments relating to cross-border transfer, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA, Switzerland, or the United Kingdom to apply different standards to the transfer of personal data from those regions to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from those regions to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective customers in those regions to use our products, and may find it necessary or desirable to make further changes to our handling of personal data of residents of those regions. The regulatory environment applicable to the handling of personal data of residents of the EEA, Switzerland, and the United Kingdom, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and obligations and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, California has enacted legislation that has been described as the first “GDPR-like” law in the U.S. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which modifies the CCPA and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA is effective as of January 1, 2023, instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. Other states have also proposed, and in certain aspects enacted, legislation similar to the CCPA including Virginia, Colorado, Utah, and Connecticut, all of which enacted such lawswith effectiveness in 2023. Aspects of the CCPA, CPRA, other state laws, and their interpretations remain uncertain. We cannot yet fully predict the impact of these laws on our business or operations, but developments regarding these and other privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial additional costs and expenses in an effort to maintain compliance on an ongoing basis. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data. For example, under Russian law, all data operators collecting personal data of

Russian citizens through electronic communications, including the Internet, must comply with Russian laws regulating the local storage of such data in databases located in the territory of Russia. This law applies not only to local data controllers but also to data controllers established outside Russia to the extent they gather personal data relating to Russian nationals through websites aimed at the territory of Russia.
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
Any failure or perceived failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data protection, cybersecurity, marketing or client communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection or cybersecurity may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have a material adverse effect on our reputation, business, financial condition and results of operations.
We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, cybersecurity, marketing, consumer communications and information security in the U.S., the European Union, Russia and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation or enforcement of existing laws or regulations could impair our ability to develop and market new services and maintain and grow our client base and increase revenue.
We are subject to governmental export controls and trade and economic sanctions that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our operations are subject to laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control (“OFAC”) or other international economic sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Additionally, the United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. For example, as mentioned above, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus as well as certain Russian nationals which required us to terminate certain business relationships. As of March 2023, we have minimal office personnel in Russia and are performing no client services from Russia. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions and take other actions in the future that could further impact our business. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.
We have implemented controls to ensure that we are in compliance with export controls, OFAC sanctions, and similar sanctions, laws and regulations, and we periodically undergo a review of those controls. This review could result in the discovery of issues or violations with respect to the foregoing by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware.
Any investigation of any potential violations of such laws by the U.S. or other jurisdictions could also have an adverse impact on our reputation, business, financial condition and results of operations.
Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-

bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We operate in many parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.
We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees
Changes to the U.S. administration’s fiscal, political, regulatory and other policies may adversely affect our business, financial condition and results of operations.
Recent events, including new policy introductions following the 2020 U.S presidential election, may result in substantial regulatory uncertainty regarding international trade and trade policy. U.S. policies have called for substantial changes to trade agreements, have increased tariffs on certain goods imported into the U.S. and have raised the possibility of imposing significant, additional tariff increases. In the past, unilateral tariffs on imported products by the U.S. have triggered retaliatory actions from certain foreign governments, including China and may trigger retaliatory actions by other foreign governments, potentially resulting in a “trade war.” While we cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for our services, sales and clients and affect the economies of the U.S. and various countries, having an adverse effect on our business, financial condition and results of operations.
In addition, regulatory, judicial or other developments regarding SPACs or companies, such as us, that have merged with a SPAC, could have an adverse effect on us. There can be no assurances that such developments or other regulations and legal circumstances unique to SPACs would not have an adverse effect on our business, financial condition and results of operations.
Negative publicity about offshore outsourcing or anti-outsourcing legislation and restriction on immigration may have an adverse effect on our business.
The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the U.S., which is our largest source of revenues. Many organizations and public figures in the U.S. and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT services providers and the loss of jobs in their home countries. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the U.S. A number of U.S. states have passed legislation that restricts state government entities from outsourcing certain work to offshore IT services providers. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain business visas. In addition, current or prospective clients may be discouraged from transferring services to providers that utilize offshore delivery centers such as us to avoid any negative perceptions that may be associated with using an offshore provider or for data privacy and security concerns. As a result, our ability to service our clients could be impaired and we may not be able to compete effectively with competitors that operate primarily from within the countries in which our clients operate. Any such slowdown or reversal of the existing industry trends toward offshore outsourcing may have a material adverse effect on our business, financial condition and results of operations. These risks may become more acute as we continue to expand to new geographies.
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
The nondisclosure and confidentiality agreements that we enter into with our employees, independent contractors, vendors and clients in order to protect our proprietary information may not provide meaningful protection against unauthorized use, misappropriation or disclosure for trade secrets, know-how or other proprietary information and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better methods than us. Policing unauthorized use of such proprietary information is difficult and expensive. We may not be able to deter current and former employees, contractors, vendors, clients and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy, reverse engineer, or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringing on our intellectual property rights. If these agreements are breached, we may not have adequate remedies for such breach.
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
We have registered or applied to register certain patents, copyrights, and trademarks in the United States and may do so in countries outside the United States. However, there is no guarantee that these registrations will not be challenged, invalidated, or circumvented by third parties. Further, there can also be no assurance that pending or future United States or foreign trademark or patent applications will be approved in a timely manner or at all, or that such registrations will effectively protect our intellectual property or brand.
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
Our customer contracts often require us to indemnify clients who purchase our services and solutions against potential infringement of intellectual property rights, which subjects us to the risk of indemnification claims. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims and are often not subject to liability limits or exclusion of consequential, indirect or punitive damages. If any of these claims succeed, we may be forced to pay damages on behalf of our clients, redesign or cease offering our allegedly infringing services or solutions or obtain licenses for the intellectual property such services or solutions allegedly infringe. If we cannot obtain all necessary licenses on commercially reasonable terms, our clients may be forced to stop using our services or solutions and may seek refunds of amounts they have paid us for such services or solutions.
The holders of patents and other intellectual property rights potentially relevant to our service offerings may make claims that we infringe, misappropriate, or otherwise violate their intellectual property rights. There can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Any intellectual property claims, with or without merit, could be very time-consuming and expensive to settle or litigate, could cause us to incur significant expenses, pay substantial amounts in damages, ongoing royalty or license fees, or other payments, require us to cease making, licensing or using our offerings that incorporate or use the challenged intellectual property, require us to re-engineer all or a portion of our business or require that we comply with other unfavorable terms. The costs of litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, financial condition and results of operations. Third parties making infringement claims may make it difficult for us to enter into royalty or license agreements which may not be available on commercially acceptable terms. Also, we may be unaware of intellectual property registrations or applications relating to our services that may give rise to potential infringement claims against us. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies.

Parties making infringement claims may be able to obtain substantial damages for the infringement and an injunction to prevent us from delivering our services or using technology involving the allegedly infringing intellectual property. If, as a result of successful infringement claim, we are required to develop non-infringing technology or rebrand our name or cease making, licensing or using products that have infringed a third party’s intellectual property rights, all of which may be time-consuming and expensive. Protracted litigation could also result in existing or prospective clients deferring or limiting their purchase or use of our software product development services or solutions until resolution of such litigation or could require us to indemnify our clients against infringement claims in certain instances. Any intellectual property claims or litigation in this area, whether or not we ultimately win or lose, could damage our reputation and materially adversely affect our business, financial condition and results of operations.
Our use of open source software may lead to possible litigation, negatively affect sales and create liability.
We often incorporate software licensed by third parties under so-called “open source” licenses, which may expose us to liability and have a material impact on our software development services. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our services. Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our client deliverables to conditions we do not intend, the terms of many open source licenses have not been interpreted by courts in relevant jurisdictions, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our clients’ ability to use the software that we develop for them and operate their businesses as they intend. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective, and we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property or for breach of contract. We may face claims challenging the ownership of open source software against companies that incorporate it into our products.
Additionally, some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine certain open source software with other software in a specific manner, we could, under open source licenses, be required to release the source code of our proprietary software or software developed for a customer to the public, including authorizing further modification and redistribution, or otherwise be limited in the licensing of such software. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software.
Therefore, there is a possibility that our clients could be subject to actions by third parties claiming that what we believe to be licensed open source software infringes such third parties’ intellectual property rights, and we would generally be required to indemnify our clients against such claims. In addition, in the event that portions of client deliverables are determined to be subject to an open source license requiring the release of such deliverables, we or our clients could be required to publicly release the affected portions of source code or re-engineer all, or a portion of, the applicable software. Disclosing our proprietary source code could allow our clients’ competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for our clients. Furthermore, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Any of these events could create liability for us to our clients and damage our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
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
•actual or perceived cybersecurity incidents or breaches;
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
•adverse developments from litigation; and
•the general state of the securities market, including valuation adjustments and lowering multiples.
These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
As of December 31, 2022, approximately 25% percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Facilities
Grid Dynamics currently provides its services through a network of 21 facilities in 12 countries. Grid Dynamics’ principal executive offices are located at 5000 Executive Pkwy Suite 520, San Ramon, CA 94583. Grid Dynamics’ offices are located in Plano, Texas, the U.S., as well as Guadalajara, Mexico; Yerevan in Armenia; Hyderabad in India; Krakow, Gdansk, Warsaw and Wroclaw in Poland; Belgrade in Serbia; Zug in Switzerland; various cities across Ukraine; Chisinau, Moldova; Amsterdam, the Netherlands; Kingston, Jamaica; and London, the United Kingdom. Grid Dynamics leases all of its facilities. Grid Dynamics believes that its existing facilities are adequate to support its existing operations and that it has ample opportunities to expand office space in all current locations to sustain expected growth.
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
Holders of Record
As of February 15, 2023, there were approximately thirteen holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Dividend Policy
We have not paid any cash dividends on our common stock since our merger with ChaSerg Technology Acquisition Corp. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition from time to time and may be limited by the terms of any financing and/or other agreements entered into by us or our subsidiaries from time to time, including our Credit Agreement dated March 15, 2022, and by requirements under the laws of our subsidiaries’ respective jurisdictions of incorporation to set aside a portion of their net income in each year to legal reserves. The payment of any cash dividends will be within the discretion our board of directors and the board of directors will consider whether or not to institute a dividend policy. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Report.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

None.

Performance Graph
The following chart compares the changes in cumulative total return on our common stock with the changes in cumulative total returns of the S&P 500 and a Peer Group for the period from March 6, 2020 (the date our common stock began trading on the Nasdaq after the ChaSerg Business Combination) through December 31, 2022. The Peer Group includes Accenture Plc (NYSE: ACN), Cognizant Technology Solutions Corp. (NASDAQ: CTSH), Endava plc (NYSE: DAVA), EPAM Systems Inc. (NYSE: EPAM), Globant S.A. (NYSE: GLOB), and Infosys Ltd. (NYSE: INFY).The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 34 MONTH CUMULATIVE TOTAL RETURN*

Among Grid Dynamics Holdings, Inc., the S&P 500 Index,
and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
3/6/20
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
Grid Dynamics Holdings, Inc.
S&P 500
Peer Group

*$100 invested on 3/6/20 in stock or 2/29/20 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

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
As a leading global digital engineering and IT services provider with its headquarters in Silicon Valley and engineering centers in the United States, Mexico, India, Jamaica and multiple European countries, Grid Dynamics’ core business is to deliver focused and complex technical consulting, software design, development, testing and internet service operations. Grid Dynamics also helps organizations become more agile and create innovative digital products and experiences through its deep expertise in emerging technology, such as AI, data science, cloud computing, big data and DevOps, lean software development practices and a high-performance product culture. Grid Dynamics believes that the key to its success is a business culture that puts products over projects, client success over contract terms and real business results over pure technical innovation. By leveraging Grid Dynamics’ proprietary processes optimized for innovation, emphasis on talent development and technical expertise, Grid Dynamics has been able to achieve significant growth.
Fiscal Year Highlights
The following table sets forth a summary of Grid Dynamics’ financial results for the annual periods indicated:

	Year ended December 31,
	2022		2021		2020
		% of revenue		% of revenue		% of revenue
	(in thousands, except percentages and per share data)
Revenues	$310,482	100.0%	$211,280	100.0%	$111,283	100.0%
Gross profit	120,590	38.8%	87,728	41.5%	41,621	37.4%
Income/(loss) from operations	(21,008)	(6.8)%	50	—%	(15,448)	(13.9)%
Net loss	(29,214)	(9.4)%	(7,700)	(3.6)%	(12,599)	(11.3)%
Diluted EPS	$(0.42)	n/a	$(0.13)	n/a	(0.28)	n/a
Non-GAAP Financial Information
Non-GAAP EBITDA(1)	58,213	18.7%	39,077	18.5%	12,549	11.3%
Non-GAAP Net Income(1)	36,627	11.8%	24,160	11.4%	7,013	6.3%
Non-GAAP Diluted EPS(1)	0.51	n/a	0.36	n/a	0.14	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
In the twelve months ended December 31, 2022 our revenues were $310.5 million, which included $14.6 million from our recent acquisitions. Organic revenue of $295.9 million for the twelve months ended December 31, 2022 was up from $166.3 million in the same period of 2021. The key reasons for the organic year-over-year increase of 77.9% were increased demand for our services by our customers resulting in increased billable hours combined with revenue contribution from new customers.
In the twelve months ended December 31, 2022, our GAAP Net loss was $(29.2) million, or (9.4)% of revenue and Non-GAAP EBITDA was $58.2 million, or 18.7% of revenue. This was up from GAAP Net loss of $(7.7) million, or (3.6)% of revenue and and up from $39.1 million or 18.5% of revenue in Non-GAAP EBITDA in the twelve months ended December 31, 2021. The increase in GAAP Net Loss was due to a combination of increased operating expenses, stock based compensation, and geographic reorganization costs. The increase in non-GAAP EBITDA on a year-over-year basis was due to a combination of higher levels of revenue and gross profit.
Towards the second half of 2022 our business was impacted by some of our customers being impacted by the macroeconomic weakness. Inflation rates in the US have increased to levels not seen in several years, and this in turn has impacted the spending patterns of some of our customers.
Acquisition of Mutual Mobile Inc.
On December 23, 2022, we acquired Mutual Mobile Inc. ("Mutual Mobile"), company based out of Austin, Texas and with delivery operations in India. Mutual Mobile offers end-to-end design and development of next-generation applications, combining mobile, augmented/virtual/mixed reality, and cloud edge / IoT practices. It has developed wide-ranging, technical solutions for prominent global brands across numerous industry verticals, with Technology, Healthcare, Automotive, and Financial Services representing the top verticals by revenue. The acquisition of Mutual Mobile enhances our skills in the area of mobile technologies and UX expertise as well as accelerates our strategic expansion to India and supports our commitment towards offering our customers a global engineering and delivery platform.
Business Update Regarding Military Action in Ukraine
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has resulted and is likely to continue. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S., Canada, the United Kingdom, the European Union, and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and certain regions of Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Ukraine of companies registered in the United States, such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. During the three months ended June 30, 2022, we relocated the majority of our Russia based employees outside of Russia. As of February 2023, we have minimal office personnel in Russia and are performing no client services from Russia.
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
For additional information on the various risks posed by the military action in Ukraine and the impact in the region, as well as other macroeconomic factors affecting our business, please read “Part I. Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
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

The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of December 31,
	2022	2021	2020
Americas	521	386	259
CEE, U.K., and the Netherlands	3,034	2,888	1,635
Rest of the world	243	—	—
Total	3,798	3,274	1,894
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. In 2022 the total number of customers was 272 comparable to 273 customers in 2021. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. Of Grid Dynamics' customers, two customers each accounted for 10% or more of our revenue in the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents revenues concentration by amount and as a percentage of our revenues for the periods indicated:

	Year ended December 31,
	2022		2021		2020
	(in thousands, except percentages)

Top one customer	$39,084	12.6%	$24,603	11.6%	$23,653	21.3%
Top five customers	$134,955	43.5%	$92,768	43.9%	$62,152	55.9%
Top ten customers	$185,253	59.7%	$127,564	60.4%	$87,203	78.4%
Top twenty customers	$225,303	72.6%	$153,229	72.5%	$103,154	92.7%
Customers below top twenty	$85,180	27.4%	$58,051	27.5%	$8,129	7.3%
The following table shows the evolution of Grid Dynamics’ customer base where customers are grouped by revenues recognized for each annual period presented:

	Year ended December 31,
	2022	2021	2020
>$5.0 million	13	9	7
>$2.5 - 5.0 million	8	5	3
>$1.0 - 2.5 million	27	20	7
>$0.5 - 1 million	21	19	6
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

The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net income/(loss), the most directly comparable GAAP measure, for the annual periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
GAAP net loss	$(29,214)	$(7,700)	$(12,599)
Adjusted for:
Depreciation and amortization	6,626	5,049	2,672
Provision/(benefit) for income taxes	8,761	5,248	(2,613)
Stock-based compensation	60,968	33,036	20,006
Geographic reorganization(1)	11,023	—	—
Transaction and transformation-related costs(2)	604	942	4,407
Restructuring(3)	—	—	912
Other (income)/expenses, net(4)	(555)	2,502	(236)
Non-GAAP EBITDA	$58,213	$39,077	$12,549
__________________________
(1)Geographic reorganization includes expenses connected with military actions of Russia against Ukraine and the exit plan announced by the Company and includes travel and relocation-related expenses of employees from the aforementioned countries, severance payments, allowances as well as legal and professional fees related to geographic repositioning in various locations. These expenses are incremental to those expenses incurred prior to the crisis, clearly separable from normal operations, and not expected to recur once the crisis has subsided and operations return to normal.
(2)Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenue, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.
(3)During the year ended December 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.9 million, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses during the years ended December 31, 2022 and 2021.
(4)Other (income)/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.
The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net loss for the annual periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
GAAP net loss	$(29,214)	$(7,700)	$(12,599)
Adjusted for:
Stock-based compensation	60,968	33,036	20,006
Geographic reorganization(1)	11,023	—	—
Transaction and transformation-related costs(2)	604	942	4,407
Restructuring(3)	—	—	912
Other (income)/expenses, net(4)	(555)	2,502	(236)
Tax impact of non-GAAP adjustments(5)	(6,199)	(4,620)	(5,477)
Non-GAAP Net Income	$36,627	$24,160	$7,013
Number of shares used in the GAAP Diluted EPS	69,197	58,662	44,737
GAAP Diluted EPS	$(0.42)	$(0.13)	$(0.28)
Number of shares used in the Non-GAAP Diluted EPS(6)	72,223	67,305	48,778
Non-GAAP Diluted EPS(6)	$0.51	$0.36	$0.14

__________________________
(1)Geographic reorganization includes expenses connected with military actions of Russia against Ukraine and the exit plan announced by the Company and includes travel and relocation-related expenses of employees from the aforementioned countries, severance payments, allowances as well as legal and professional fees related to geographic repositioning in various locations. These expenses are incremental to those expenses incurred prior to the crisis, clearly separable from normal operations, and not expected to recur once the crisis has subsided and operations return to normal.
(2)Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenue, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.
(3)During the year ended December 31, 2020, we implemented a cost reduction plan and incurred restructuring and severance charges of $0.9 million, primarily resulting from a reduction in workforce and other charges. We did not incur any restructuring expenses during the years ended December 31, 2022 and 2021.
(4)Other (income)/expenses consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.
(5)Reflects the estimated tax impact of the non-GAAP adjustments presented in the table.
(6)Non-GAAP Diluted EPS is calculated by dividing Non-GAAP Net Income/(Loss) by the diluted weighted-average shares outstanding. From the three months ended December 31, 2020 onwards, we have chosen to calculate its Non-GAAP Diluted EPS based on the diluted share count even in Net GAAP Loss situation. This methodology differs from the prior approach when we applied the basic share count in situations of a Net GAAP Loss and a positive Non-GAAP Net Income. Management believes that the new methodology provides better representation of the company’s financial results as it takes into account the significance of the dilutive impact from any outstanding equity instruments in a GAAP Net Loss/Non-GAAP Net Income situation.
Key Components of Revenue and Expenses
Revenue
Grid Dynamics generates revenue by providing focused and complex services in the area of software engineering, development, integration, testing, and operations of digital services. Grid Dynamics provides services mainly on a time and materials basis and, to a much lesser extent, on a fixed-fee basis. While fixed-fee contracts currently represent not significant portion of overall revenue for the periods presented compared to time and material engagements, Grid Dynamics expects proportionate revenue from fixed-fee contracts to increase in future periods. On a time and materials basis, Grid Dynamics earns and recognizes revenue as hours and costs are incurred. On its current and future fixed fee contracts, Grid Dynamics earns and recognizes revenue as the work is performed, the monthly calculation of which is based upon actual labor hours incurred and level of effort expended throughout the duration of the contract. For both time and materials contracts and fixed fee contracts, hourly rates are typically determined based on the location and experience of Grid Dynamics personnel selected to perform the service and are negotiated for each contract or statement of work, as the case may be. For fixed fee contracts, the fixed fee generally remains constant for the contracted project period unless the customer directs a change in scope of project work or requests additional Grid Dynamics employees in excess of those scheduled for a specific project.
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
Provision for Income Taxes. Grid Dynamics follows the asset and liability method of accounting for income taxes, whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Grid Dynamics’ effective tax rate was (42.8)%, (214.1)%, and 17.2% in the years ended December 31, 2022, 2021 and 2020, respectively. The increase in effective tax rate for the twelve months ended December 31, 2022, as compared to the same periods in 2021 was attributable mainly to Section162 (m) compensation deduction limitations.
Results of Operations
Year Ended December 31, 2022 compared to Year Ended December 31, 2021
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Year ended December 31,		Change
	2022	2021	Dollars	Percentage
	(in thousands, except percentages)
Revenue	$310,482	$211,280	$99,202	47.0%
Cost of revenue	189,892	123,552	66,340	53.7%
Gross profit	120,590	87,728	32,862	37.5%
Engineering, research, and development	15,772	8,459	7,313	86.5%
Sales and marketing	19,808	14,457	5,351	37.0%
General and administrative	106,018	64,762	41,256	63.7%
Total operating expense	141,598	87,678	53,920	61.5%
Income/(loss) from operations	(21,008)	50	(21,058)	(42,116.0)%
Other income/(expenses), net	555	(2,502)	3,057	(122.2)%
Loss before income taxes	(20,453)	(2,452)	(18,001)	734.1%
Provision for income taxes	8,761	5,248	3,513	66.9%
Net loss	$(29,214)	$(7,700)	$(21,514)	279.4%

Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year ended December 31,
	2022		2021		2020
		% of revenue		% of revenue		% of revenue
	(in thousands, except percentages)
Tech, Media and Telecom	$98,334	31.7%	$67,689	32.0%	$45,362	40.8%
Retail	99,681	32.1%	61,717	29.2%	33,975	30.5%
Finance	21,893	7.1%	17,515	8.3%	13,589	12.2%
CPG/Manufacturing	61,216	19.7%	43,461	20.6%	14,202	12.8%
Other	29,358	9.4%	20,898	9.9%	4,155	3.7%
Total	$310,482	100.0%	$211,280	100.0%	$111,283	100.0%
Revenue. Revenue increased by $99.2 million, or 47.0%, to $310.5 million in 2022 from $211.3 million in 2021. In 2022, we continued to witness growth across all our verticals with four out of five growing over 40.0% during the year. Our Retail vertical, which declined in 2020 due to COVID-19 continues to be our largest contributor to the overall revenue growth adding 38.3% to the annual increase in revenue in 2022. Our revenue during the year ended December 31, 2022 also continued to benefit from the acquisition of Tacit, which was acquired in the first half of 2021.
Cost of Revenue and Gross Profit. Cost of revenue increased by $66.3 million, or 53.7%, to $189.9 million in 2022 from $123.6 million in 2021 largely from increased costs of personnel to support higher revenue.
Gross Profit. Gross profit increased by $32.9 million, or 37.5%, to $120.6 million in 2022 from $87.7 million in 2021. Gross margin (gross profit as a percentage of revenue) increased to 38.8% in the year ended December 31, 2022 from 41.5% in the year ended December 31, 2021. Our gross margins for 2022 were impacted by higher costs associated with the relocation of employees due to the Russian invasion of Ukraine.
Engineering, Research and Development. Engineering, research and development expenses increased by $7.3 million to $15.8 million in the year ended December 31, 2022, a 86.5% increase from $8.5 million in the year ended December 31, 2021. The increase was largely attributed to staffing and greater investments in customer delivery operations.
Sales and Marketing. Sales and marketing expenses increased by $5.4 million, or 37.0%, to $19.8 million in the year ended December 31, 2022 from $14.5 million in the year ended December 31, 2021. Sales and marketing expenses accounted for 6.4% of Grid Dynamics’ revenue in the year ended December 31, 2022 compared to 6.8% in the year ended December 31, 2021, a decrease of (0.4) percentage points. The increase of $5.4 million was due mainly to the increase in sales initiatives, sales personnel and related costs associated with the expansion activities both on the sales and marketing fronts.
General and Administrative. General and administrative expenses increased by $41.3 million, or 63.7%, to $106.0 million in the year ended December 31, 2022 from $64.8 million in the year ended December 31, 2021. Increased stock-based compensation accounted for approximately $22.9 million of the increase. The remaining portion of the increase was mainly due to geographic reorganization expenses triggered by the Russian invasion of Ukraine as well as costs associated with expansion of our operations that triggered increased levels of investments in infrastructure and facilities. As a result, general and administrative expenses accounted for 34.1% of Grid Dynamics’ revenue in the year ended December 31, 2022, an increase of 3.4 percentage points from 30.7% in the year ended December 31, 2021.
Other Income/(Expenses), Net. Other net income/(expenses), net increased to $0.6 million for the year ended December 31, 2022 from $(2.5) million for the year ended December 31, 2021, The increase was primarily due to interest income from our money market investment.
Provision/(benefit) for Income Tax. Provision/(benefit) for income tax was $8.8 million in the year ended December 31, 2022 compared to $5.2 million in the year ended December 31, 2021. The effective tax rate increased by 171.3% between periods. See “—Key Components of Revenue and Expenses—Costs and Expenses—Provision for Income Taxes.
Net loss. Net loss decreased to $(29.2) million in the year ended December 31, 2022 from $(7.7) million in the year ended December 31, 2021 for the reasons discussed above.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the years indicated, and the changes between periods:

	Year ended December 31,		Change
	2021	2020	Dollars	Percentage
	(dollars in thousands, except percentages)
Revenue	$211,280	$111,283	$99,997	89.9%
Cost of revenue	123,552	69,662	53,890	77.4%
Gross profit	87,728	41,621	46,107	110.8%
Engineering, research, and development	8,459	9,311	(852)	(9.2)%
Sales and marketing	14,457	10,051	4,406	43.8%
General and administrative	64,762	37,707	27,055	71.8%
Total operating expense	87,678	57,069	30,609	53.6%
Income from operations	50	(15,448)	15,498	(100.3)%
Other income/(expenses), net	(2,502)	236	(2,738)	(1,160.2)%
Income before income taxes	(2,452)	(15,212)	12,760	(83.9)%
Provision/(benefit) for income taxes	5,248	(2,613)	7,861	(300.8)%
Net loss	$(7,700)	$(12,599)	$4,899	(38.9)%
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
Net loss. Net loss decreased to $(7.7) million in the year ended December 31, 2021 from $(12.6) million in the year ended December 31, 2020 for the reasons discussed above.
Liquidity and Capital Resources
Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changing business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $256.7 million is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.
As of December 31, 2022, Grid Dynamics had cash and cash equivalents amounting to $256.7 million (compared to $144.4 million at December 31, 2021). Of this amount, $16.8 million was held in countries outside US and included among others UK, India, Switzerland, Poland, Serbia, Ukraine and other countries (compared to $8.5 million as of December 31, 2021). As many of Grid Dynamics’ assets, operations and employees are located in these countries, Grid Dynamics expects that all such cash and cash equivalents will be used to fund future operating needs. In a scenario that Grid Dynamics decides to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, the company may be subject to foreign withholding taxes. In addition, Grid Dynamics’ cash in banks in Armenia, Ukraine, Moldova, and Mexico may be subject to other risks, as the banking sector in some of these countries are subject to periodic instability, may be subject to sanctions, and may be subject to capital adequacy and other banking standards that are substantially less rigorous than those of the United States. This is particularly true given the significant military action against Ukraine launched by Russia and the sanctions on certain Russian banks that have been imposed as a result, although this would not materially disrupt our liquidity as a whole.
On March 15, 2022, we entered into a new agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders. See Note 10 "Debt" to the consolidated financial statements for further details.
Grid Dynamics does not have any debt outstanding as of December 31, 2022 and did not have any debt outstanding at any balance sheet date presented.
On September 12, 2022 and July 6, 2021, Grid Dynamics closed follow-on public offerings of common stock that resulted in $109.5 million and $78.3 million net proceeds, respectively, after deducting underwriting discounts and commissions. See Note 14 to the consolidated financial statements for further details.

Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the annual periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$31,652	$17,973	$5,932
Net cash used in investing activities	(16,323)	(35,366)	(18,339)
Net cash provided by financing activities	97,758	49,134	82,967
Effect of exchange rate changes on cash and cash equivalents	(722)	(122)	(4)
Net increase in cash and cash equivalents	112,365	31,619	70,556
Cash, cash equivalents (beginning)	144,364	112,745	42,189
Cash, cash equivalents (end)	$256,729	$144,364	$112,745

Operating Activities. Net cash provided by operating activities during the year ended December 31, 2022 increased by $13.7 million, or 76.1%, to $31.7 million from $18.0 million in the same period in 2021, driven by higher levels of revenue growth of 47.0%.
Net cash provided by operating activities during the year ended December 31, 2021 increased by $12.0 million, or 203.0%, to $18.0 million from $5.9 million in the same period in 2020, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges).
Investing Activities. Net cash used in investing activities during the year ended December 31, 2022 was $(16.3) million compared to $(35.4) million in cash used in the same period in 2021, due primarily to the difference of $21.4 million in cash paid for acquisition of Mutual Mobile in the year ended December 31, 2022 and Tacit in the year ended December, 31 2021.
Net cash used in investing activities during the year ended December 31, 2021 was $(35.4) million compared to $(18.3) million in cash used in the same period in 2020, due primarily to cash paid for the Tacit acquisition in the year ended December 31, 2021 as well as capital expenditures for computer hardware and related equipment in both periods.
Financing Activities. Net cash provided by financing activities was $97.8 million in the year ended December 31, 2022, reflecting the equity offering during the third quarter of 2022 that was slightly offset by the payment of contingent consideration related to acquisitions and the tax withholding obligations due to issuance of shares in connection with vested stock awards.
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
As a result of analysis related to Grid Dynamics’ functional control of subcontractor GD AM, LLC (in Armenia) the subcontractors were determined to be a variable interest entity (“VIE”) and are therefore consolidated in Grid Dynamics’ financial statements. The assets and liabilities of these VIEs consist primarily of intercompany balances and transactions, all of which have been eliminated in consolidation.
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
Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupees. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated creating natural hedge. In future periods, Grid Dynamics may also become materially exposed to changes in the value of Serbian dinars and Moldovan leu against the U.S. dollar, due to the recent acquisitions and continuous expansion of operations.
For the year ended December 31, 2022, approximately 33.4% of Grid Dynamics’ $331.5 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 37.8% of Grid Dynamics’ $211.2 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the year ended December 31, 2021.
In the year ended December 31, 2022:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $2.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $2.6 million decrease in income from operations.
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $0.8 million decrease in income from operations.
In the year ended December 31, 2021:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.5 million decrease in income from operations.
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $0.3 million decrease in income from operations.
Grid Dynamics analyzes sensitivity to the zloty and pesos separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the year ended December 31, 2022.
Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks minimize it by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one week. Grid Dynamics’ management may evaluate new hedging strategies in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRID DYNAMICS HOLDINGS, INC

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Grid Dynamics Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Grid Dynamics Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of loss and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Update 2016-02: Leases (Topic 842).
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
San Francisco, California
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Grid Dynamics Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Grid Dynamics
Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Mutual Mobile, Inc. (“Mutual Mobile”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 1.3 and 0.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Mutual Mobile was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Mutual Mobile.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

s/ GRANT THORNTON LLP
San Francisco, California
February 28, 2023

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$256,729	$144,364
Accounts receivable, net of allowance of $443, and $315 as of December 31, 2022 and December 31, 2021	48,358	38,838
Unbilled receivables	5,591	4,475
Prepaid income taxes	4,294	584
Prepaid expenses and other current assets	8,154	4,503
Total current assets	323,126	192,764
Property and equipment, net	8,215	6,169
Operating lease right-of-use assets, net	7,694	—
Intangible assets, net	20,375	19,097
Goodwill	45,514	35,958
Deferred tax assets	4,998	2,731
Other noncurrent assets	1,224	—
Total assets	411,146	256,719

Liabilities and equity
Current liabilities
Accounts payable	$3,897	$2,053
Accrued compensation and benefits	13,065	10,562
Accrued income taxes	10,718	1,980
Operating lease liabilities, current	2,505	—
Accrued expenses and other current liabilities	8,525	10,749
Total current liabilities	38,710	25,344
Deferred tax liabilities	3,756	4,324
Operating lease liabilities, noncurrent	5,636	—
Total liabilities	48,102	29,668

Commitments and contingencies (Note 17)
Stockholders’ equity (Note 12)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 74,156,458 and 66,850,941 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	$7	$7
Additional paid-in capital	378,006	212,077
Retained earnings/(accumulated deficit)	(14,121)	15,093
Accumulated other comprehensive loss	(848)	(126)
Total stockholders’ equity	363,044	227,051
Total liabilities and stockholders’ equity	$411,146	$256,719
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	For the years ended December 31,
	2022	2021	2020
Revenue	$310,482	$211,280	$111,283
Cost of revenue	189,892	123,552	69,662
Gross profit	120,590	87,728	41,621

Operating expenses
Engineering, research, and development	15,772	8,459	9,311
Sales and marketing	19,808	14,457	10,051
General and administrative	106,018	64,762	37,707
Total operating expenses	141,598	87,678	57,069

Income/(loss) from operations	(21,008)	50	(15,448)
Other income/(expenses), net	555	(2,502)	236
Loss before income taxes	(20,453)	(2,452)	(15,212)
Provision/(benefit) for income taxes	8,761	5,248	(2,613)
Net loss	$(29,214)	$(7,700)	$(12,599)

Foreign currency translation adjustments, net of tax	(722)	(122)	(4)
Comprehensive loss	$(29,936)	$(7,822)	$(12,603)

Loss per share
Basic	$(0.42)	$(0.13)	$(0.28)
Diluted	$(0.42)	$(0.13)	$(0.28)

Weighted average shares outstanding
Basic	69,197	58,662	44,737
Diluted	69,197	58,662	44,737
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	1,048	$9,187	21,644	$2	$18,650	$35,392	$—	$54,044
Net loss	—	—	—	—	—	(12,599)	—	(12,599)
Stock-based compensation	—	—	—	—	20,006	—	—	20,006
Conversion of preferred stock	(1,048)	(9,187)	1,048	1	9,187	—	—	9,188
Conversion of promissory note to common stock	—	—	53	—	530	—	—	530
Consideration paid to Grid shareholders	—	—	—	—	(123,865)	—	—	(123,865)
ChaSerg shares recapitalized, net of transaction costs of $4,142	—	—	28,088	2	204,323	—	—	204,325
Exercise of stock options	—	—	18	—	99	—	—	99
Issuance of shares in connection with vested RSUs	—	—	28	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	—	$—	50,879	$5	$128,930	$22,793	$(4)	$151,724
Net loss	—	—	—	—	—	(7,700)	—	(7,700)
Stock-based compensation	—	—	—	—	33,036	—	—	33,036
Exchange of warrants into common stock	—	—	6,680	1	49,123	—	—	49,124
Exercise of stock options	—	—	1,631	—	(27,528)	—	—	(27,528)
Issuance of common stock in 2021 offering, net of transaction costs of $498	—	—	5,470	1	77,812	—	—	77,813
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	—	—	2,060	—	(49,296)	—	—	(49,296)
Issuance of escrow common stock due to Closing of Business Combination	—	—	131	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(122)	(122)
Balance at December 31, 2021	—	$—	66,851	$7	$212,077	$15,093	$(126)	$227,051

	Convertible Preferred Stock		Common Stock		Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	66,851	$7	$212,077	$15,093	$(126)	$227,051
Net loss	—	—	—	—	—	(29,214)	—	(29,214)
Stock-based compensation	—	—	—	—	60,968	—	—	60,968
Exercise of stock options	—	—	341	—	1,432	—	—	1,432
Issuance of common stock in 2022 Offering, net of transaction costs of $253	—	—	6,571	—	109,284	—	—	109,284
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	—	—	393	—	(5,755)	—	—	(5,755)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(722)	(722)
Balance at December 31, 2022	—	$—	74,156	$7	$378,006	$(14,121)	$(848)	$363,044
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(29,214)	$(7,700)	$(12,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,626	5,049	2,672
Operating lease right-of-use assets amortization expense	3,021	—	—
Bad debt expense	132	45	398
Deferred income taxes	(3,633)	2,611	(4,135)
Debt issuance cost amortization	71	—	—
Stock-based compensation	60,968	33,036	20,006
Change in fair value of warrants	—	979	—
Changes in assets and liabilities:
Accounts receivable	(8,738)	(18,676)	(1,418)
Unbilled receivables	(1,116)	(849)	3,237
Prepaid income taxes	(3,450)	237	(410)
Prepaid expenses and other assets	(3,371)	(1,176)	373
Accounts payable	1,729	957	(49)
Accrued compensation and benefits	1,694	873	(255)
Operating lease liabilities	(2,574)	—	—
Accrued income taxes	8,525	532	(166)
Accrued expenses and other current liabilities	982	2,055	(1,722)
Net cash provided by operating activities	31,652	17,973	5,932
Cash flows from investing activities
Purchase of property and equipment	(6,069)	(4,716)	(2,252)
Purchase of investments	(1,000)	—	—
Acquisition of business, net of cash acquired	(9,254)	(30,650)	(16,087)
Net cash used in investing activities	(16,323)	(35,366)	(18,339)
Cash flows from financing activities
Proceeds from issuance of Common Stock from 2022 and 2021 Offerings	109,537	78,311	—
Proceeds from debt	5,000	—	—
Proceeds from exercise of warrants	—	48,145	—
Cash received from ChaSerg	—	—	208,997
Payments of tax obligations resulted from net share settlement of vested stock awards	(5,755)	(49,296)	—
Proceeds from exercises of stock options, net of shares withheld for taxes	1,432	(27,528)	99
Payment of contingent consideration related to previously acquired businesses	(6,933)	—	—
Repayment of debt	(5,000)	—	—
Debt issuance cost	(270)	—	—
Equity issuance costs	(253)	(498)	(2,264)
GDI shares redeemed for cash	—	—	(123,865)
Net cash provided by financing activities	97,758	49,134	82,967
Effect of exchange rate changes on cash and cash equivalents	(722)	(122)	(4)
Net increase in cash and cash equivalents	112,365	31,619	70,556
Cash and cash equivalents, beginning of period	144,364	112,745	42,189
Cash and cash equivalents, end of period	$256,729	$144,364	$112,745

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	For the years ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,474	$2,448	$2,128
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$3,288	$4,986	$1,947
Conversion of preferred stock to common stock	$—	$—	$9,187
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
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. The most significant subcontractor as of December 31, 2022 is GD AM, LLC (“Affiliate”), third-party contractor located in Armenia. During the years ended December 31, 2021 and 2020 the Company had a similar subcontractor that ceased its operations in the beginning of 2022. The Affiliates exclusively support and perform services on behalf of the Company and its customers. The Company has no ownership in the Affiliates. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliates because the Company has the power to direct the VIEs’ most significant activities and is the primary beneficiary of the Affiliates. The assets and liabilities of the Affiliates primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. The net income of the Affiliates was $0.7 million, $0.6 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Use of estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material. Significant estimates include determination of fair value, useful lives and recoverability of intangible assets and goodwill, stock-based compensation, contingent consideration payable, determination of provision for income taxes, deferred tax assets and liabilities and uncertain tax positions.
Cash and cash equivalents
Cash equivalents are short-term highly liquid investments and deposits with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value due to their short-term nature.
Accounts receivable and allowance for credit losses
Accounts receivable, less allowance for credit losses, reflect the net realizable value of receivables and approximate fair value. The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt.
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
Contract assets
The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A trade receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Contract assets primarily relate to fixed-fee contracts.
Property and equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally two to 12 years. Leasehold improvements and property under capital leases are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are expensed as incurred.
Software development costs
The Company capitalizes costs incurred during the application development and implementation stages for computer software developed or obtained for internal use that are specifically identifiable, have determinable lives and relate to probable future economic benefits. Capitalized computer software costs are included in Property and equipment, net in the consolidated balance sheets. Average useful life of such costs is two to three years. Amortization of internally developed software is recorded within Engineering, research, and development and Sales and marketing expenses in the consolidated statements of loss and comprehensive loss as the software is developed for purposes of supporting internal R&D, engineering, and marketing activities. Costs associated with minor enhancements and maintenance or costs incurred during the preliminary project stage, and costs for training, data conversion, and maintenance are expensed as incurred. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Internally developed software did not have any impairment in the years ended December 31, 2022, 2021 and 2020.

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
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow method of the income approach and market approach to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. As of December 31, 2022 and 2021, the Company had a single reporting unit and determined there were no indicators of impairment.
Intangible assets
Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization is computed either on the straight-line basis over the asset’s useful lives or declining balance method ranging between two and 12 years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. As of December 31, 2022 and 2021, the Company determined there were no indicators of impairment.
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
Leases
The Company determines if an arrangement is a lease or contains a lease at lease inception. Assessment and classification of lease as either an operating or a financing is performed at the lease commencement date. Operating lease liabilities and their corresponding right-of-use assets (“RoU Assets”) are initially measured based on the present value of future lease payments over the expected remaining lease term. RoU Asset value is additionally adjusted by initial direct costs and incentives received. Present value is calculated based in either interest rate implicit in lease agreement or, if not available, based on our incremental borrowing rate. Incremental borrowing rate reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
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
In accordance with ASC Topic 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. The Company elected a practical expedient to account for lease and non-lease components together as a single lease component. The Company also elected the short-term lease recognition exemption for all classes of lease assets with an original term of twelve months or less. For transition, practical expedients were accepted to carry forward historical accounting for any expired or existing contracts that are or contain lease contracts and not to re-assess initial direct costs for any expired or existing leases.
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
The Company derives its revenue from offering a suite of digital engineering and information technology (“IT”) consulting services, including digital transformation strategy, emerging technology, lean labs and legacy system replatforming. For most contracts, the Company uses master agreements to govern the overall relevant terms and conditions of the business arrangement between the Company and its customers. When the Company and a customer enter into a Master Services Agreement (“MSA”), purchases are generally made by the customer via a statement of work (“SOW”) which explicitly references the MSA and specifies the services to be delivered. Fees for these contracts may be in the form of time-and-material or fixed-fee arrangements. The majority of the Company’s revenues are generated under time-and-material contracts which are billed using hourly, daily or monthly rates to determine the amounts to be charged directly to the customer. Fees are billed and collected as stipulated in the contract, and revenue is recognized as services are performed. If there is an uncertainty about the receipt of payment for the services, revenue is recognized to the extent that a significant reversal of revenue would not be probable.
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
For time-and-material contracts, the Company applies the variable consideration allocation guidance. Therefore, instead of allocating the variable consideration to the entire performance obligation, the Company determined the variable consideration should be allocated to each distinct service to which the variable consideration relates, which is providing the customer daily consulting services. The Company also offers volume discounts or early settlement discounts. Volume discounts apply once the customer reaches certain contractual spend thresholds. Early settlement discounts are issued contingent upon the timing of the payment from the customer. If the consideration promised in a contract includes a variable amount, the Company only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates may require management to make subjective judgments and to make estimates about the effects of matters inherently uncertain. The determination of whether to constrain consideration in the transaction price are based on information (historical, current and forecasted) that is reasonably available to the Company, taking into consideration the type of customer, the type of transaction and the specific facts and circumstances of each arrangement. Although the Company believes that its approach in developing estimates and its reliance on certain judgments and underlying inputs is reasonable, actual results may differ from management’s estimates, judgments and assumptions. These estimates have historically not been material to the consolidated financial statements.

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
Stock-based compensation expense
Stock-based compensation expense is measured based on the grant-date fair value of the share-based awards. Forfeitures are recognized as incurred. The Company estimates stock options grant-date fair value using the Black-Scholes-Merton option pricing model. The model requires management to make a number of key assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value its share-based awards on each grant date. The fair market value of Grid Dynamics stock is determined based on the closing price on NASDAQ on the measurement date. The Company amortizes the grant-date fair value of all share-based compensation awards over the employee’s requisite service period for the entire award on a straight-line basis, which is generally the vesting period. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), the Company uses the straight-line attribution method under ASC Topic 718 under which they recognize compensation cost on a straight-line basis over the total requisite service period for the entire award (i.e., over the requisite service period of the last separately-vesting tranche of the award). For awards with performance conditions the compensation cost recognized is based on the actual or expected achievement of the performance condition. Additionally, the Company applies the “floor” concept so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. That is, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date, the company will increase its recognized expense to at least equal the fair value of the vested amount. The Company made an accounting policy election to account for accounts for forfeitures when they occur. Refer to Note 15 — Stock-based compensation for additional information.
Benefit plans
The Company maintains a 401(k) defined contribution savings and retirement plan for substantially all of its U.S. employees. Subject to ERISA regulations, an employee may elect to contribute an amount up to 90% of compensation during each plan year not to exceed the annual maximum defined by the IRS. The Company is not required to make contributions to the plan but can make discretionary contributions. The Company has not made any contributions to the 401(k) plan for the years ended December 31, 2022, 2021, and 2020.
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
Restructuring
The Company initiated a restructuring plan focused on optimizing utilization during 2020. For the year ended December 31, 2020, the Company incurred and paid total restructuring expenses of $0.9 million, which mostly included employee termination costs. This amount is included as a component of General and administrative expenses in the consolidated financial statements. The Company did not incur any restructuring expenses during the years ended December 31, 2022 and 2021, respectively.
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
Concentrations of credit risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivable.
The Company’s cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. As of December 31, 2022 and 2021 cash balances held in Ukraine and Russia combined equaled $0.8 million and $1.1 million, respectively. Cash in these countries is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. Additionally the Company holds cash deposits in countries where the banking sector remains periodically unstable, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. Such countries apart from Ukraine include Armenia, Moldova, and Mexico. The Company places its cash with financial institutions considered stable in the region and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it operates. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, may result in the loss of the Company’s deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
The Company records its trade receivable including billed and unbilled amounts at their face amounts less allowances. Billed and unbilled receivables are generally dispersed across the Company’s customers in proportion to their revenue. The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances at December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Billed receivable	2	1
Unbilled receivable	2	1
The Company has not experienced any losses on its cash and cash equivalents and minimal losses on its trade receivable. The Company performs ongoing evaluations of its customers’ financial condition.
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
	2022	2021	2020
Customer 1	12.6%	11.6%	21.3%
Customer 2	10.6%	11.0%	11.8%
Foreign currency risks
Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupees. Grid Dynamics contracts with customers for payment in and generates predominantly all of its revenue in U.S. dollars, except for Daxx and Tacit that generate revenue predominantly in EURO and British pounds. The international subsidiaries convert the U.S. dollars to their respective local currencies to fund operations such as labor and materials required for the entity to operate. The Company’s international subsidiaries’ accounting records are denominated in their respective local currencies. The Company is exposed to foreign currency exchange rate changes that could impact remeasurement of foreign denominated monetary assets and liabilities into U.S. dollars with the remeasurement impact recorded to income. The Company is also exposed to fluctuations in foreign currency exchange rates related to cash outflows for expenditures in foreign currencies. The net income/(loss) on foreign currency transactions was $(1.5) million, $(0.7) million, and $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company has not entered into any foreign exchange forward contracts, derivatives, or similar financial instruments to hedge against the risk of foreign exchange rate fluctuations.
Recently adopted accounting pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s ASC. The Company will adopt according these changes according to the various timetables the FASB specifies.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard supersedes previously existing lease guidance (“Topic 840”) and requires entities to recognize all leases, with the exception of leases with a term of twelve months or less, on the balance sheet as right-of-use assets (“RoU Assets”) and lease liabilities. Disclosures should provide the information in the financial statements summarizing the amount, timing and cash flows arising from leasing. The Company adopted Topic 842, effective January 1, 2022 using current period adjustment method. Prior period amounts were not adjusted. The adoption of Topic 842 on January 1, 2022 resulted in the recognition of RoU Assets for operating leases of $5.9 million and operating lease liabilities of $5.7 million. The adoption of Topic 842 did not have an impact on the consolidated statement of loss and comprehensive loss, consolidated statement of changes in stockholders’ equity or the consolidated statement of cash flows.
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief, and clarified the guidance with the release of ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). These ASUs replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. The update is effective for fiscal years beginning after December 15, 2022, and interim periods with fiscal years after December 15, 2022. The Company has determined that the adoption of this guidance will not have a material effect on the on the consolidated financial statements.

In March 2020, FASB issued ASU No. 2020-03, Codification to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to U.S. GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 3, Issue 4, and Issue 5 were effective upon issuance of this update. The new guidance did not have a material impact on the consolidated financial statements. The amendments related to Issue 6 and Issue 7 are effective for the Company the earlier of January 1, 2023 or when the Company adopts ASU 2016-13, if early adopted. The Company has determined that the adoption of this guidance will not have a material effect on the consolidated financial statements.
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
In connection with the Closing, 0.1 million shares of common stock were redeemed at a price per share of approximately $10.21. See Note 14 for details of the Company’s common stock prior to and subsequent to the Business Combination.
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
Note 4 — Acquisitions
Mutual Mobile — On December 23, 2022, the Company acquired 100% of the equity interest of the software company Mutual Mobile Inc. (“Mutual Mobile”). Founded in 2009, Mutual Mobile is based in the United States and India, offers end-to-end design and development of next-generation applications, combining mobile, augmented/virtual/mixed reality, and cloud edge / IoT practices. The acquisition of Mutual Mobile added approximately 180 employees to the Company’s headcount. The acquisition will accelerate Company’s strategic expansion into the India engineering market and further solidifies Grid Dynamics’ commitment to global growth. The total purchase consideration is $16.1 million and consists of cash consideration of $12.8 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $3.3 million. The maximum amount of potential contingent cash consideration is $5.0 million. The contingent consideration is payable based on revenue and gross profit metrics to be achieved by Mutual Mobile within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. See Note 5 for further details on contingent consideration.
Tacit — On May 29, 2021, the Company acquired 100% of the equity interest of the global consultancy company Tacit Knowledge Inc. (“Tacit”). Founded in 2002, Tacit is a global provider of digital commerce solutions, serving customers across the UK, North America, Continental Europe, and Asia. The acquisition of Tacit added approximately 180 employees to the Company's headcount. The acquisition will augment the Company’s service offerings and will strengthen its competitive position within the market. Additionally, the acquisition will also enable the Company to leverage near-shore capabilities with Tacit’s presence in Mexico. The total purchase consideration is $37.6 million and consists of cash consideration of $33.6 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $4.0 million. The maximum amount of potential contingent cash consideration is $5.0 million. See Note 5 for further details on contingent consideration.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as updated for any changes as of December 31, 2022 for Daxx, Tacit and Mutual Mobile:

	Daxx	Tacit	Mutual Mobile
Current assets	$4,527	$9,145	$4,982
Property, plant and equipment	352	466	132
Intangible assets	8,174	12,913	3,749
Goodwill	14,690	21,268	9,556
Other noncurrent assets	—	—	102
Total assets acquired	$27,743	$43,792	$18,521

Accounts payable and accrued expenses	(4,718)	(3,675)	(1,576)
Deferred taxes	(2,639)	(2,500)	(875)
Total liabilities assumed	$(7,357)	$(6,175)	$(2,451)
Purchase price allocation	$20,386	$37,617	$16,070
Current assets acquired include cash and cash equivalents in the amount of $2.3 million, $3.0 million and $3.5 million for Daxx, Tacit and Mutual Mobile acquisitions, respectively.
The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach. The goodwill for all acquisitions is not deductible for income tax purposes.
During the first quarter of 2021, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Daxx with no additional adjustments recorded.
During the second half of 2021 the Company updated fair value of the contingent consideration for Tacit at acquisition date that resulted in the increase of goodwill for $0.7 million. During the fourth quarter of 2021, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Tacit.
For the acquisition of Mutual Mobile, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the year ended December 31, 2022 are as follows:

	Daxx		Tacit		Mutual Mobile
	Fair Value	Useful Life	Fair Value	Useful Life	Fair Value	Useful Life
Customer relationships	$4,234	8 years	$11,737	12 years	$3,453	8 years
Trade name	3,500	10 years	1,176	4 years	152	4 years
Non-compete agreements	440	2 years	—	—	144	2 years
Total identified intangible assets	$8,174		$12,913		$3,749
The Company used acquisition method of accounting for all acquisitions, and consequently, the results of operations for all acquisitions are reported in the consolidated financial statements from the dates of acquisition.
Revenues generated by acquired companies during the period of one year starting from acquisition date and included in the Company’s consolidated statement of loss totaled $14.6 million, $44.9 million and $1.0 million during the years ended December 31, 2022, 2021 and 2020.
The following unaudited pro forma information presents the combined results of operations as if the acquisitions of Daxx, Tacit and Mutual Mobile had occurred at the beginning of the year preceding acquisition date. Pre-acquisition results of businesses acquired have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, depreciation expense, related to the financing and related income taxes. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

(Unaudited)	2022	2021	2020
Revenue	$321,969	$219,312	$149,219
Net loss	$(27,811)	$(5,910)	$(10,792)
Diluted loss per share	$(0.40)	$(0.10)	$(0.24)

Note 5 — Fair value
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures contingent consideration payable at fair value on a recurring basis using significant inputs that are not observable in the market. Fair value of the contingent consideration liability is based on the Monte-Carlo model which is primarily based on forecasts and discounted cash flow analysis. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration payable primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results.
During the years ended December 31, 2022, 2021 and 2020 the Company completed three acquisitions under which the Company committed to make a cash earnout payment subject to attainment of specific performance targets. The weighted average discount rates used to determine fair values of Daxx, Tacit and Mutual Mobile contingent considerations were 4.8%, 13.5% and 10.1%, respectively.
The Company records contingent consideration payable in Other current liabilities in its consolidated balance sheets. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the years ended December 31, 2022, 2021 and 2020 are as follows:

Amount
Contingent consideration payable as of January 1, 2020	$—
Acquisition date fair value of contingent consideration payable - Daxx	1,947
Contingent consideration payable as of December 31, 2020	$1,947
Acquisition date fair value of contingent consideration payable - Tacit	4,000
Change in fair value of contingent consideration payable included in Other income/(expense) - Daxx	(14)
Change in fair value of contingent consideration payable included in Other income/(expense) - Tacit	1,000
Contingent consideration payable as of December 31, 2021	$6,933
Acquisition date fair value of contingent consideration payable - Mutual Mobile	3,288
Payment of contingent consideration - Daxx	(1,933)
Payment of contingent consideration - Tacit	(5,000)
Contingent consideration payable as of December 31, 2022	$3,288
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities, are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a nonrecurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$205,787	$205,787	$205,787	$—	$—

December 31, 2021
Financial Assets:
Cash equivalents:
Money market funds	$13,050	$13,050	$13,050	$—	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investment in equity securities of a related party that do not have readily determinable fair values. This investment is recorded at cost and is remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of the investment was $1.0 million as of December 31, 2022 and was classified as Other noncurrent assets in the Company’s consolidated balance sheets. The Company did not hold investments in equity securities recorded at cost as of December 31, 2021.

Note 6 — Prepaid expenses and other current assets
The prepaid expenses and other current assets were as follows (in thousands):

	As of December 31,
	2022	2021
Prepaid expenses	$3,323	$2,188
Guarantee deposits placed	2,295	345
Value added tax receivable	1,384	931
Prepaid insurance	925	921
Other assets	227	118
Total prepaid expenses and other current assets	$8,154	$4,503
Note 7 — Property and equipment, net
Property and equipment, net consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of December 31,
		2022	2021
Computers and equipment	2 - 5	$11,679	$10,784
Furniture and fixtures	3 - 7	1,614	1,174
Software	3 - 5	1,053	513
Leasehold improvements	7 - 12	646	486
Machinery and automobiles	5	349	246
		$15,341	$13,203
Less: Accumulated depreciation and amortization		(8,614)	(8,240)
		$6,727	$4,963

Capitalized software development costs	2 - 3	$6,210	$4,656
Less: Accumulated amortization		(4,722)	(3,450)
		$1,488	$1,206
Property and equipment, net		$8,215	$6,169
During the years ended December 31, 2022 and 2021, the Company capitalized $1.6 million and $1.1 million of internally developed software costs, respectively.
Property and equipment depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $4.2 million, $3.1 million, and $2.6 million, respectively.

Note 8 — Goodwill and intangible assets, net
Goodwill rollforward for the years ended December 31, 2022 and 2021 was as follows (in thousands):

Amount
Goodwill as of January 1, 2021	$14,690
Acquisition of Tacit	21,268
Goodwill as of December 31, 2021	$35,958
Acquisition of Mutual Mobile	9,556
Goodwill as of December 31, 2022	$45,514
There were no impairment losses of goodwill recognized as of December 31, 2022 and 2021.
Intangible assets consist of the following (in thousands):

	Estimated Useful Life (In Years)	As of December 31,
		2022	2021
Customer relationships	8 - 12	$19,424	$15,971
Tradenames	4 - 10	4,828	4,676
Non-compete agreements	2	584	440
		$24,836	$21,087
Less: Accumulated amortization		(4,461)	(1,990)
Intangible assets, net		$20,375	$19,097
Intangible assets amortization expense for the years ended December 31, 2022, 2021, and 2020 was $2.5 million, $2.0 million, $0.1 million, respectively.
Based on the carrying value of the Company’s existing intangible assets as of December 31, 2022, the estimated amortization expense for the future years is as follows:

Years ending December 31, (in thousands)	Amount
2023	2,693
2024	2,562
2025	2,379
2026	2,327
2027	2,289
Thereafter	8,125
Total	$20,375

Note 9 — Accrued expense and other current liabilities
The components of accrued expense and other current liabilities were as follows (in thousands):

	As of December 31,
	2022	2021
Contingent consideration payable	$3,288	$6,933
Value added tax payable	1,345	1,274
Accrued expenses	1,302	741
Deferred revenue	1,124	409
Customer deposits	754	798
Other liabilities	712	594
Total accrued expense and other current liabilities	$8,525	$10,749
As of December 31, 2022 and December 31, 2021 the Company had payable to its related party in the amount of $0.6 million in each of the respective years that was classified as Accrued expense and other current liabilities in unaudited condensed consolidated balance sheet.
Note 10 — Debt
Revolving Credit Facility — On March 15, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”) by and among the Company, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Agent”). The 2022 Credit Agreement provided for a secured multicurrency revolving loan facility with an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. The Company could increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. The 2022 Credit Agreement matures March 15, 2025.
At the Company’s option, borrowings under the 2022 Credit Agreement accrued interest at a per annum rate based on either (i) the base rate plus a margin ranging from 1.0% to 1.5%, (ii) an adjusted term Secured Overnight Financing Rate (“SOFR”) or adjusted the Euro Interbank Offer Rate (“EURIBOR”) (based on one, three or six-month interest periods) plus a margin ranging from 2.0% to 2.5%, or (iii) an adjusted daily simple SOFR rate (or SONIA rate in the case of loans denominated in pounds sterling, or SARON rate in the case of loans denominated in Swiss francs), plus a margin ranging from 2.0% to 2.5%, in each case, with the applicable margin determined based on the Company’s consolidated total leverage ratio. The Company was also obligated to pay other closing fees, administration fees, commitment fees and letter of credit fees customary for a credit facility of this size and type.
The Company’s obligations under the 2022 Credit Agreement were required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the 2022 Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the personal property of the Company and the Company’s subsidiary guarantors.
The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of December 31, 2022, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
Line of Credit — In October, 2017, the Company entered into a loan agreement for a revolving line of credit facility (the “Line of Credit”) with a borrowing capacity of $0.5 million. The Line of Credit was secured by substantially all of the Company’s assets and was secured in order to provide credit support for a letter of credit facility and balances under the Company’s credit cards. Borrowings under the Line of Credit were subject to a variable interest rate, based on changes in the Prime Rate, as calculated published by the Wall Street Journal. The Company closed the Line of Credit in March of 2022.
As of December 31, 2022 and December 31, 2021, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement and Line of Credit.

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
The Company’s leases have remaining lease terms ranging from 0.9 to 5.3 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of December 31, 2022, the Company had no finance leases. Operating lease expense is recorded on a straight-line basis over the lease term and lease costs were as follows (in thousands):

For the year ended December 31, 2022
Operating lease cost	$3,268
Variable lease cost	43
Short-term lease cost	513
Total lease cost	$3,824
Lease expense under operating lease agreements for the year ended December 31, 2021 and December 31, 2020 was $4.2 million in both periods.
Supplemental information related to operating lease transactions is as follows (in thousands):

For the year ended December 31, 2022
Lease liability payments	$2,888
Lease right-of-use assets obtained in exchange for liabilities	$4,468
Non-cash net decrease in lease assets due to lease modifications	$(1,015)
Non-cash net decrease in lease liability due to lease modifications	$1,015
Weighted average remaining lease term and discount rate as of December 31, 2022 is as follows:

As of December 31, 2022
Weighted average remaining lease term, in years	3.77
Weighted average discount rate	5.0%
As of December 31, 2022, operating lease liabilities will mature as follows (in thousands):

Years ending (in thousands)	Lease Payments
2023	2,506
2024	2,606
2025	1,700
2026	1,180
2027	977
Thereafter	86
Total lease payments	9,055
Less: imputed interest	(915)
Total	$8,140
There were no material lease agreements signed with related parties as of December 31, 2022.
As of December 31, 2022, the Company had committed to payments of $0.3 million related to operating lease agreement that had not yet commenced as of December 31, 2022. These operating lease will commence in 2023 with lease term of two years. The Company does not have any material finance lease agreements that had not yet commenced.
Note 12 — Revenue
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customers by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the years ended December 31, 2022, 2021 and 2020.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon billed client location. Substantially all of the revenue in our North America region relates to operations in the United States.

	For the years ended December 31,
	2022	2021	2020
Customer Location	(in thousands)
North America	$255,480	$168,524	$110,288
Europe	54,708	42,479	995
Other	294	277	—
Total Revenues	$310,482	$211,280	$111,283
The following table shows the disaggregation of the Company’s revenues by main vertical markets for the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
	2022	2021	2020
Vertical	(in thousands)
Retail	$99,681	$61,717	$33,975
Tech, Media and Telecom	98,334	67,689	45,362
CPG/Manufacturing	61,216	43,461	14,202
Finance	21,893	17,515	13,589
Other	29,358	20,898	4,155
Total Revenues	$310,482	$211,280	$111,283

The following table shows the disaggregation of the Company’s revenues by contract types for the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
	2022	2021	2020
Contract Type	(in thousands)
Time-and-material	$285,916	$194,926	$105,578
Fixed-fee	24,566	16,354	5,705
Total Revenues	$310,482	$211,280	$111,283
Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. As of December 31, 2022 and 2021 the Company did not have material contract assets. Contract liabilities were $1.1 million and $0.4 million as of December 31, 2022 and 2021, respectively.
Remaining performance obligation
ASC Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2022. This disclosure is not required for:
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
All of the Company’s contracts met one or more of these exemptions as of December 31, 2022.
For the years ended December 31, 2022, 2021, and 2020 the Company recorded revenue from its related parties of $6.8 million, $4.3 million and $0.1 million respectfully. As of December 31, 2022 and 2021 accounts receivable from related parties were $0.9 million and $0.6 million, respectively.
Note 13 — Income taxes
Income before provision for income taxes consisted of the following:

	For the years ended December 31,
	2022	2021	2020
	(in thousands)
United States	$(23,490)	$(11,530)	$(18,084)
International	3,037	9,078	2,872
Total income/(loss) before provision for income taxes	$(20,453)	$(2,452)	$(15,212)

The federal and state income tax provision/(benefit) is summarized as follows:

	For the years ended December 31,
	2022	2021	2020
	(in thousands)
Current
Federal	$6,951	$71	$167
State	1,774	80	97
International	3,681	2,164	1,199
Total current tax expense	$12,406	$2,315	$1,463
Deferred
Federal	$(2,740)	$2,752	$(3,042)
State	(315)	(59)	(811)
International	(590)	240	(222)
Total deferred tax expense/(benefit)	$(3,645)	$2,933	$(4,075)
Total tax expense/(benefit)	$8,761	$5,248	$(2,613)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets
Stock-based compensation	$4,004	$1,328
Capitalized R&D	1,056	—
Accrued compensation	931	818
Lease liability	465	—
Net operating loss	401	755
State tax accrual	243	13
Allowance for bad debt	105	74
Credits	—	195
Total deferred tax assets	$7,205	$3,183
Deferred tax liabilities
Intangible assets	$(5,207)	$(4,599)
Lease right-of-use assets	(465)	—
Fixed asset basis	(291)	(153)
Other foreign DTLs	—	(24)
Total deferred tax liabilities	(5,963)	(4,776)
Net deferred taxes	$1,242	$(1,593)
The Company assessed its ability to realize the benefits of its domestic deferred tax assets (“DTA”) by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, and (4) the length of net operating loss (“NOL”) carryforward periods. The Company determined it is in a three-year cumulative taxable income position as of December 31, 2022 and expects to continue to be in a taxable income position in the long-term foreseeable future.

After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded it is more likely than not that sufficient future taxable income will be generated to realize the benefits of its DTAs prior to expiration. As a result, the Company determined that no valuation allowance was needed as of December 31, 2022.
Net operating losses and tax credit carryforwards as of December 31, 2022 are as follows:

	Amount	Expiration years
	(in thousands)
Net operating losses, federal	$1,466	N/A
Net operating losses, state	$1,487	2034
The effective tax rate of the Company differs from the federal statutory rate as follows:

	For the years ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State tax	(7.5)	(0.4)	3.8
Permanent and other items	(1.0)	(10.8)	(2.8)
Stock-based compensation	4.4	114.4	16.8
Tax credits	13.9	3.8	0.1
Foreign rate differential	(11.9)	(4.9)	(2.6)
Foreign inclusion adjustments	(10.8)	(75.7)	(4.8)
Foreign intangible amortization	(2.3)	(15.7)	—
162M limitation	(48.6)	(245.8)	(14.3)
Total	(42.8)%	(214.1)%	17.2%
As of December 31, 2022, the Company has approximately $1.2 million of unrecognized tax benefits. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of beginning to ending amounts of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2022	2021	2020
	(in thousands)
Unrecognized tax benefit as of January 1	$780	$654	$357
Changes related to prior year tax positions	168	(50)	1
Changes related to current year tax positions	203	176	296
Unrecognized tax benefit as of December 31	$1,151	$780	$654
Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. There was no interest or penalties accrued as of December 31, 2022 and 2021.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. For federal and states, tax years subsequent to 2018 remain open to examination due to the carryover of unused net operating losses or tax credits. With respect to foreign jurisdictions, tax years 2015 and after remain open.
The Company's provision for income taxes does not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries.
As part of the 2017 Tax Cuts and Jobs Act, Section 174 was amended to require that specified research and experimental (SR&E) expenditures be capitalized and amortized but delayed the effective date of this amendment to tax years beginning

January 1st, 2022 or later. The amortization period is 5 years for domestic research expenditures and 15 years for foreign research expenditures using a mid-year convention. The Company evaluated its R&D expenses both in the US and foreign jurisdictions and determined there were approximately $4.4 million of expenses worldwide subject to capitalization and treated as a temporary adjustment.
The President signed the CHIPS and Science Act and Inflation Reduction Act (“IRA”) into law on August 9 and 16, 2022, respectively. The IRA provides funding for climate and energy provisions. The new law includes a corporate alternative minimum tax, a stock buyback tax, and increased IRS enforcement funding. The CHIPS Act includes funding for the semiconductor industry in the US. Both the Inflation Reduction Act and the CHIPS and Science Act were enacted in 2022. Both CHIPS Act and IRA were not materially impactful on the Company’s tax positions.
California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspended the California Net Operating Loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of California Tax Credits utilization for 2020, 2021, and 2022. The legislation disallowed the use of California Net Operating Loss deductions if the taxpayer recognizes business income and its income subject to tax is greater than $1.0 million. Additionally, business credits will only offset a maximum of $5.0 million of California tax liability. On February 9, 2022, Governor Gavin Newsom signed Senate Bill 113 (SB 113) into law, bringing an early end to California’s 2020-2022 NOLs deduction suspension, thus, allowing taxpayers to deduct NOLs on 2022 tax return. SB 113 also removed the $5.0 million business tax credit cap and updated the elective pass-through entity tax credit. As such, the Company utilized the California net operating loss generated in prior periods to offset California taxable income in 2022.
Note 14 — Stockholders’ equity
The following description summarizes the material terms and provisions of the securities that the Company has authorized.
Common stock
The Company is authorized to issue 110.0 million shares of common stock. At Closing, March 5, 2020, the Company had issued 50.8 million shares of common stock.
On September 12, 2022, the Company concluded a follow-on public offering of 6.6 million shares of its common stock. These amounts included shares sold upon exercise in full of the underwriters' option to purchase additional shares at a price of $17.5 per share. J.P. Morgan Securities, LLC and William Blair & Company, LLC acted as joint book-running managers for the offering. Needham & Company, LLC and Cantor Fitzgerald & Co. acted as co-managers for the offering. The net proceeds from this offering for the company, after deducting underwriting discounts and commissions were $109.5 million.
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
As of December 31, 2022 the Company had 74.2 million shares of common stock that were outstanding. Additionally, there were 2.6 million outstanding vested options to purchase the Company’s common stock.
Preferred Stock
As of December 31, 2019 GDI had 1.0 million shares of no par value shares of preferred stock outstanding convertible on a 1:1 basis with GDI’s common stock. At the Closing, the preferred stock outstanding was converted into common stock of the Company, par value $0.0001 per share. Therefore, as of December 31, 2020, 2021 and 2022 there was no preferred stock outstanding, respectively.
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
All of the Earnout Shares vested and are no longer subject to transfer restrictions during the years ended December 31, 2022 and 2021.
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
Each whole warrant entitled the holder to purchase one share of common stock at a price of $11.50. Each warrant was currently exercisable and was set to expire on March 5, 2025 (five years after the completion of the Business Combination), or earlier upon redemption or liquidation.
The Company was set to call the warrants for redemption at a price of $0.01 per warrant upon a minimum 30 days’ prior written notice of redemption, if and only if, the reported last sale price of the Company’s common stock had equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and if and only if, there was a current registration statement in effect with respect to the shares of common stock underlying such warrants.
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
As of December 31, 2022 and 2021, there were no outstanding private or public warrants.
Note 15 — Stock-based compensation
Stock-Based Compensation Expense
Employee stock-based compensation cost recognized in the consolidated statements of loss and comprehensive loss was as follows:

	Twelve months ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$1,334	$664	$840
Engineering, research, and development	6,530	2,980	2,419
Sales and marketing	4,463	3,606	3,532
General and administrative	48,641	25,786	13,215
Total stock-based compensation	$60,968	$33,036	$20,006
Stock-based compensation costs recognized for the year ended December 31, 2020 included $2.5 million of compensation expense related to the acceleration of vesting of awards under the 2018 Stock Plan. Additional $3.4 million of stock-based compensation cost was recognized for the year ended December 31, 2021, in connection to partial vesting and early release of 2021 PSU that would otherwise have been recognized in the first quarter of 2022.
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
RSUs granted to the Board in lieu of the quarterly payments vest immediately. PSUs are normally capped at 300% maximum payout and have the following performance goals:
1)Year-over-year growth in specified revenue for the Performance Period, expressed as a percentage increase over the previous fiscal year revenue (“Revenue Growth”), and
2)Contribution Margin for the Performance Period as a percentage of specified revenue for the Performance Period.
Fifty percent (50%) of the target number of performance shares granted will vest (if at all) based on the extent of achievement of Revenue Growth for the Performance Period and the remaining fifty percent (50%) of the target number of performance shares granted will vest (if at all) based on the extent of achievement of the Contribution Margin.
As of December 31, 2022, 7.1 million shares of stock remained available for grant under 2020 Plan. All of the awards issued pursuant to the 2020 Plan expire 10 years from the date of grant.
Stock Options
The grant date fair value of each NSO issued under both plans was estimated on the date of grant using the Black-Scholes-Merton option pricing model. The key assumptions for the years ended December 31, 2022 and 2021 are provided in the following table.

	For the years ended December 31,
	2022	2021	2020
Dividend yield	—%	—%	—%
Expected volatility	45%	40%	40%
Risk-free interest rate	1.76%-4.25%	0.81%-1.33%	0.31%-0.80%
Expected term in years	6.11	6.11	6.11
Grant date fair value of common stock.	$12.15-$18.88	$14.40-$29.07	$6.86-$11.89
The Company used a zero percent dividend yield assumption for all Black-Scholes-Merton stock option-pricing calculations. Since the Company’s shares were not publicly traded prior to the Closing and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of peer group entities with publicly traded shares. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield at the date of grant. Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of actual data due to a lack of relevant historical data.
2018 Plan
On March 5, 2020 the Company accelerated vesting of certain options due to completion of the Business Combination. It resulted in recognition of additional expenses of $2.5 million. Additionally part of options was modified and settled in cash pursuant to the terms of the Merger Agreement. The remaining portion of outstanding vested and unvested options were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. Refer to Note 3 for details.
The following table presents details on conversion of the vested and unvested options:

Number of Options
Options outstanding as of December 31, 2019	2,734,327
Options converted to cash at Closing	(828,590)
Options forfeited	(18,940)
Options outstanding as of March 5, 2020	1,886,797
Options outstanding converted as of March 5, 2020	4,678,011
The following table sets forth the activity for the 2018 Stock Plan for the years ended December 31, 2022 and 2021 after conversion:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value, thousands	Weighted Average Contractual Term (in years)
Options outstanding converted as of March 5, 2020	4,678,011	$3.54
Options exercised	(28,057)	$3.54
Options forfeited	(50,164)	$3.54
Options outstanding as of December 31, 2020	4,599,790	$3.54	$41,674
Options exercised	(2,668,191)	$3.54
Options forfeited	(15,498)	$3.54
Options outstanding as of December 31, 2021	1,916,101	$3.54	$65,971
Options exercised	(286,842)	$3.54
Options forfeited	(30,448)	$3.54
Options outstanding as of December 31, 2022	1,598,811	$3.54	$12,279	6.04
Options vested and exercisable as of December 31, 2022	1,551,925	$3.54	$11,919	6.02
The total unrecognized compensation expenses related to 2018 Plan options as of December 31, 2022 was $0.04 million, net of forfeitures, to be expensed on a straight-line basis over 0.69 years.
2020 Plan
The following table summarizes option activity for for the years ended December 31, 2022, 2021 and 2020 under the 2020 Plan:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value, thousands	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2020	—	$—	—
Options granted	2,087,000	$8.37
Options forfeited	(144,600)	$8.13
Options outstanding as of December 31, 2020	1,942,400	$8.38	$8,200
Options granted	766,250	$21.61
Options exercised	(112,087)	$8.20
Options forfeited	(371,876)	$8.88
Options outstanding as of December 31, 2021	2,224,687	$12.86	$55,856
Options granted	1,228,700	$14.67
Options exercised	(67,593)	$9.69
Options forfeited	(382,183)	$16.40
Options outstanding as of December 31, 2022	3,003,611	$13.22	$3,883	8.26
Options vested and exercisable as of December 31, 2022	1,067,029	$10.47	$2,579	7.39
The total unrecognized compensation expenses related to 2020 Stock Plan options as of December 31, 2022 was $11.4 million, net of forfeitures, to be expensed on a straight-line basis over the remaining 2.8 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company's RSUs for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2020	—	$—
Awards granted	3,053,969	$8.22
Awards vested and released	(28,300)	$7.07
Awards forfeited	(30,000)	$8.26
Unvested awards as of December 31, 2020	2,995,669	$8.38
Awards granted	61,539	$24.35
Awards vested and released	(1,272,136)	$8.32
Awards forfeited	(291,157)	$8.14
Unvested awards as of December 31, 2021	1,493,915	$8.82
Awards granted	1,414,925	$14.05
Awards vested and released	(662,872)	$9.26
Unvested awards as of December 31, 2022	2,245,968	$11.99
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of December 31, 2022 was $20.1 million to be expensed on a straight-line basis over 1.31 years.

Performance Stock Units
The following table summarizes activity of the Company's PSUs for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2020	—	$—
Awards granted	1,452,696	$7.92
Unvested awards as of December 31, 2020	1,452,696	$7.92
Awards granted	1,478,765	$15.68
Awards vested	(2,787,001)	$11.64
Awards forfeited	(32,375)	$15.61
Unvested awards as of December 31, 2021	112,085	$15.69
Awards granted	518,938	$39.41
Awards vested	(112,085)	$15.69
Unvested awards as of December 31, 2022	518,938	$39.41
The vesting of the PSUs with the performance factors based on 2020 results was certified by the Board of Directors for release on February 12, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.8 million shares were withheld to cover $10.8 million in tax obligations. The vesting of the PSUs granted for 2021 performance was partially certified by the Board of Directors with 250% performance factor for release on December 10, 2021. Approximately 0.7 million shares were issued upon vesting of the PSUs and 0.7 million shares were withheld to cover $25.4 million in tax obligations. The Board certified the achievement of 2021 PSUs with 271% performance factor and the remaining shares were released on February 25, 2022. Approximately 0.06 million shares were issued and 0.05 million shares were withheld to cover $0.8 million in tax obligations.
As of December 31, 2022 achievement of 2022 PSUs goals was estimated probable with 256% performance factor. Refer to Note 19 for details. The Company recognized $45.0 million compensation expense related to 2022 PSUs was recognized during the year ended December 31, 2022. The total unrecognized compensation expenses related to 2022 PSUs as of December 31, 2022 was $7.4 million to be expensed on over 0.16 years.
The fair value of vested RSUs and PSUs issued under the 2020 Plan (measured at the vesting date) for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the years ended December 31,
	2022	2021	2020
	(in thousands)
RSUs	$9,982	$25,702	$207
PSUs	$1,650	$72,615	$—
Note 16 — Earnings per share
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
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	For the years ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Numerator for basic and diluted loss per share
Net loss	$(29,214)	$(7,700)	$(12,599)

Denominator for basic and diluted loss per share
Weighted-average shares outstanding – basic and diluted	69,197	58,662	44,737

Net loss per share
Basic	$(0.42)	$(0.13)	$(0.28)
Diluted	$(0.42)	$(0.13)	$(0.28)
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
The following potential dilutive common shares, presented based on weighted average potential shares outstanding during each period and adjusted for the stock split as a result of the transaction, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the years ended December 31,
	2022	2021	2020
	(in thousands)
Convertible preferred stock	—	—	184
Stock options to purchase common stock	4,396	5,826	4,649
Restricted stock units	2,112	2,110	2,261
Performance stock units	1,338	1,301	961
Warrants to purchase common stock	—	3,657	9,326
Total	7,846	12,894	17,381

Note 17 — Segment and geographic information
In accordance with ASC Topic 280, Segment Reporting, the Company has determined it has one operating segment and one reportable segment. The chief operating decision maker assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The Company’s business activities have similar economic characteristics and are similar in all of the following areas: the nature of services, the type or class of customer for which they provide their services, and the methods used to provide their services.
Geographic Information

Significant portion of the Company’s revenues is generated within North America. Refer to Note 12 (“Revenue”) for details.
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of December 31,
	2022	2021
	(in thousands)
Ukraine	$2,468	$2,267
United States	1,317	715
Serbia	1,235	433
Poland	989	313
Moldova	605	305
Armenia	445	—
India	423	—
Other	733	2,136
Total	$8,215	$6,169

Note 18 — Commitments and contingencies
Software subscription services agreement
The Company entered into a software subscription services agreement (the “SSA”) effective as of June 1, 2019. The SSA is non-cancelable for a term of 5 years from the effective date and renewable at the election of the Company. Payments under the terms of the SSA are due quarterly in advance. Total future minimum payments under the non-cancelable SSA are as follows:

Years ending December 31, (in thousands)	Subscription Payments
2023	$324
2024	81
Total	$405
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
Note 19 — Subsequent events

The vesting of PSUs with the performance factors based on 2022 results was certified by the Board of Directors for release on February 21, 2023. Approximately 0.7 million shares were issued upon vesting of 2022 PSUs and 0.7 million shares were withheld to cover $8.0 million in tax obligations.

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
An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded Mutual Mobile Inc. (“Mutual Mobile”) from our evaluation of the internal control over financial reporting. Mutual Mobile constituted 1.3% of total assets as of December 31, 2022 and 0.1% of total revenues for the year ended December 31, 2022.
Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of fiscal 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Evaluation of Disclosure Controls and Procedures
An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of December 31, 2022. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
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
(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38685	3.1	March 9, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38685	3.1	May 6, 2020

4.1	Specimen Common Stock Certificate of the Registrant.	8-K	001-38685	4.1	March 9, 2020

4.2	Description of Securities.	10-K	001-38685	4.2	March 3, 2022

10.1+	Grid Dynamics International, Inc. 2018 Stock Plan and Forms of Agreement.	10-Q	001-38685	10.16	May 11, 2020

10.2+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan.	10-Q	001-38685	10.1	May 11, 2020

10.3+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Stock Option Agreement.	8-K	001-38685	10.2	March 9, 2020

10.4+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Unit Agreement.	8-K	001-38685	10.3	March 9, 2020

10.5+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Agreement.	8-K	001-38685	10.4	March 9, 2020

10.6+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Performance Share Award Agreement.	8-K	001-38685	10.5	March 9, 2020

10.7+	Form of Director and Officer Indemnification Agreement.	8-K	001-38685	10.6	March 9, 2020

10.8+	Outside Director Compensation Policy.	8-K	001-38685	10.7	March 9, 2020

10.9.1+	Employment Agreement between the Registrant and Leonard Livschitz.	8-K	001-38685	10.8	March 9, 2020

10.9.2+	Amendments to Employment Agreement between the Registrant and Leonard Livschitz.	10-Q	001-38685	10.1	August 4, 2022

10.10+	Employment Agreement between the Registrant and Anil Doradla.	8-K	001-38685	10.9	March 9, 2020

10.11+	Executive Employment Agreement between the Registrant and Yury Gryzlov.	10-Q	001-38685	10.2	August 4, 2022

10.12+	Employment Agreement between the Registrant and Stan Klimoff.	8-K	001-38685	10.14	March 9, 2020

10.13	Form of Tax Indemnification Agreement of the Registrant.	8-K	001-38685	10.15	March 9, 2020

10.14	Amended and Restated Registration Rights Agreement, dated as of March 5, 2020, by and among the Company and certain security holders.	10-Q	001-38685	10.17	May 11, 2020

10.15	Waiver of Amended and Restated Registration Rights Agreement, dated as of April 17, 2020, by and among the Company and certain security holders.	S-1	333-238202	10.21	May 12, 2020

10.16	Stockholders’ Agreement, dated as of November 13, 2019, by and among the Company and certain security holders.	10-Q	001-38685	10.18	May 11, 2020

10.17	Credit Agreement, dated as of March 15, 2022, by and among Grid Dynamics Holdings, Inc., as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for such lenders.	8-K	001-38685	10.1	March 17, 2022

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

GRID DYNAMICS HOLDINGS, INC.

Date: February 28, 2023	By:	/s/ Leonard Livschitz
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

Signature	Title	Date

/s/ Leonard Livschitz	Chief Executive Officer and Director	February 28, 2023
Leonard Livschitz	(Principal Executive Officer)

/s/ Anil Doradla	Chief Financial Officer	February 28, 2023
Anil Doradla	(Principal Financial and Accounting Officer)

/s/ Lloyd Carney	Chairman of the Board and Director	February 28, 2023
Lloyd Carney

/s/ Eric Benhamou	Director	February 28, 2023
Eric Benhamou

/s/ Marina Levinson	Director	February 28, 2023
Marina Levinson

/s/ Michael Southworth	Director	February 28, 2023
Michael Southworth

/s/ Weihang Wang	Director	February 28, 2023
Weihang Wang

/s/ Yueou Wang	Director	February 28, 2023
Yueou Wang

/s/ Shuo Zhang	Director	February 28, 2023
Shuo Zhang

/s/ Patrick Nicolet	Director	February 28, 2023
Patrick Nicolet