Form 10-K/A
period 2022-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2023-05-01
CIK 1743725

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $814.3 million based on the closing price of the registrant’s common stock on June 30, 2022 of $16.82 per share, as reported by the Nasdaq Capital Market. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 23, 2023, there were 74,832,926 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: GRANT THORNTON LLP        Auditor Location: San Francisco, California        Auditor Firm ID: 248

Explanatory Note

Reasons for Filing this Amendment

On February 28, 2023, Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Original Filing for the purposes of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

There are currently three directors in Class I, three directors in Class II and three directors in Class III. The term of office of our Class I directors, Leonard Livschitz, Shuo Zhang and Marina Levinson, will expire at this year’s annual meeting of stockholders. The term of office of our Class II directors, Lloyd Carney, Yueou Wang and Michael Southworth, will expire at the 2024 annual meeting of stockholders. The term of office of our Class III directors, Eric Benhamou, Weihang Wang and Patrick Nicolet, will expire at the 2025 annual meeting of stockholders.

Information regarding our directors, including their age as of February 28, 2023, is set forth below.

Name	Class	Age	Position	Director Since
Directors
Leonard Livschitz	I	56	Chief Executive Officer and Director	2006
Shuo Zhang(1)	I	57	Director	2017
Marina Levinson(1)	I	64	Director	2020
Lloyd Carney(2)(3)	II	61	Director and Chairman	2018
Yueou Wang	II	48	Director	2017
Michael Southworth(1)	II	50	Director	2020
Eric Benhamou(1)(2)(3)	III	67	Director	2006
Weihang Wang	III	56	Director	2017
Patrick Nicolet	III	64	Director	2022

(1)	Member of our audit committee.

(2)	Member of our compensation committee.

(3)	Member of our nominating and corporate governance committee.

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

Class II Directors (Terms Expire in 2024)

Lloyd Carney. Mr. Carney, a director since June 14, 2018, has spent more than 25 years in the technology industry. He started at Wellfleet and Nortel Networks in 1997 and in 2002 he rose to become division president. In 2003, he joined Juniper Networks as Chief Operating Officer where he oversaw the engineering, product management and manufacturing divisions. Thereafter, in 2004, he was named Chief Executive Officer of Micromuse, an enterprise and telecom network management company. Mr. Carney led the sale of Micromuse to IBM for $865 million, staying at IBM for a year after the sale to ensure a smooth transition. In 2008, he became the Chief Executive Officer of Xsigo Systems, a provider of network visualization systems, which was sold to Oracle Corporation in 2012. Mr. Carney then accepted the role of Chief Executive Officer and director of Brocade Communications Systems, Inc., a networking solutions company, in early 2013. His tenure culminated in the sale of Brocade to Broadcom Ltd. for $5.5 billion in late 2017. Mr. Carney is currently a member of the board of directors and chairs the audit committee of Visa, a leading credit card company. He is also a member of the board of directors of Vertex Pharmaceuticals, a biotechnology company. From 2018 to 2021, he served as the chairman of Nuance Communications, a leading conversational AI solution provider. From 2005 to 2014, he was a member of the board of Cypress Semiconductor Corporation, where he served on the audit and compensation committees. He was also a member of the board of Technicolor (SA), a technology company in the media and entertainment sector from 2010 until 2015, where he chaired its technology committee. In addition, since 2007 he has served as Chief Executive Officer of Carney Global Ventures, LLC, a global investment vehicle. Mr. Carney holds a B.S. degree in Electrical Engineering Technology from Wentworth Institute of Technology, as well as a M.S. degree in Applied Business Management from Lesley College. We believe Mr. Carney is qualified to serve on our board of directors due to his extensive operational and management experience in the technology industry as well as the broad scope of experience he brings to bear.

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

Class III Directors (Terms Expire in 2025)

Eric Benhamou. Mr. Benhamou, a director since inception, co-founded Bridge Communications, a specialist in computer network technologies in 1981. Bridge Communications later merged with 3Com Corporation, a networking equipment vendor, in 1987. Thereafter, he became Chief Executive Officer of 3Com, serving there from 1990 to 2000, and as chairman until 2010. As 3Com’s Chief Executive Officer, he led the company in acquiring US Robotics, the owner of Palm, Inc. the maker of the groundbreaking Palm Pilot. Palm, Inc. was thereafter spun off in 2000, and Mr. Benhamou served as its Chief Executive Officer until 2003. In 2003, Mr. Benhamou founded BGV, a venture capital firm focused on technology companies, specializing in cloud software, artificial intelligence cyber security, and mobile applications. He also serves as Chief Executive Officer and a member of the board of directors of Enterprise 4.0 Technology Acquisition Corp, a special purpose acquisition company. Mr. Benhamou has been a member of the board of directors of Silicon Valley Bank since 2004. He was a member of the board of directors of Finjan Holdings, a cybersecurity firm, from 2013 until July 2020. He served on the board of Cypress Semiconductor as chairman for over a decade, until 2017. He also serves on the board of several privately held technology companies, including Ayehu, an IT automation and orchestration platform, Totango, a provider of customer success software, Virtana (formerly Virtual Instruments), an IT infrastructure performance management platform, and 6dbytes, a food robotics company. He holds an M.S. from Stanford University’s School of Engineering and a Diplôme d’Ingénieur and a Doctorate from Ecole Nationale Supérieure d’Arts et Métiers, Paris. Mr. Benhamou taught entrepreneurship in various business schools around the world for over 10 years, principally at INSEAD, Stanford University and IDC’s Herzliya’s Arison School of Business, where he was a visiting professor. He also served on the Advisory Board of Stanford’s School of Engineering and the Board of Governors of Ben Gurion University of the Negev in Israel. We believe Mr. Benhamou is qualified to serve on our board of directors due to his extensive operational and management experience in the technology industry as well as his public company governance experience and his venture capital background.

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

The following table sets forth certain information about our executive officers and their respective ages as of February 28, 2023. Officers are elected by the board of directors to hold office until their successors are elected and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Leonard Livschitz	56	Chief Executive Officer and Director
Anil Doradla	53	Chief Financial Officer
Yury Gryzlov	40	Chief Operating Officer and Chief Executive Officer of Grid Dynamics Europe
Stan Klimoff	37	Chief Strategy Officer

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

Yury Gryzlov. Mr. Gryzlov joined Grid Dynamics in 2007 as the Company’s first QA Manager and has served as Chief Operating Officer since January 2021. As the Chief Operating Officer, he is in charge of all facets of Grid Dynamics’ operations, including budgeting, legal, HR, IT, office management, pricing, and recruiting. In August 2022, Mr. Gryzlov took on the additional role of Chief Executive Officer of Grid Dynamics Europe. Previously, he served as Senior Vice President of Operations and the Vice President of Operations in Europe, where he was responsible for all aspects of Grid Dynamics’ people strategy, including hiring, developing, and retaining Grid Dynamics personnel offshore. Prior to that, Mr. Gryzlov was the Deputy Director of the Saratov Engineering Center, where he managed all of the daily operations.

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

Board and Stockholder Meetings and Committees

During the fiscal year ended December 31, 2022, Grid Dynamics’ board of directors held four meetings (including regularly scheduled and special meetings) and each director attended 100% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she served as a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

We encourage, but do not require, our directors to attend our annual meeting of stockholders. Four of our directors who served at the time of the 2022 annual meeting of stockholders attended such meeting.

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

Each of the members of our audit committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Ms. Zhang is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). The audit committee held four meetings in 2022.

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

Each of the members of our compensation committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The compensation committee held four meetings in 2022.

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

Each of the members of our nominating and corporate governance committee meets the requirements for independence under the listing standards of Nasdaq. The nominating and corporate governance committee held no meetings in 2022.

Compensation Committee Interlocks and Insider Participation

In 2022, Mr. Benhamou and Mr. Carney served as members of our compensation committee. None of the members of our compensation committee is or has been an officer or employee of Grid Dynamics. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or board of directors.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the compensation committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2022.

Name	Position
Leonard Livschitz	Chief Executive Officer and Director
Anil Doradla	Chief Financial Officer
Yury Gryzlov	Chief Operating Officer
Stan Klimoff	Chief Strategy Officer

Executive Summary

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

2022 Business Highlights

With strong growth and record annual revenues, 2022 was an extraordinary year for us.

●	Revenue – Total revenue was $310 million, an increase of 47% from 2021 and almost triple that of 2020, our first year of being a public company.
●	GAAP Net loss – GAAP Net loss attributable to common stockholders was $(29.2) million compared to GAAP Net loss attributable to common stockholders of $(7.7) million in 2021.
●	Non-GAAP EBITDA – Non-GAAP EBITDA (earnings before interest, taxes, depreciation, amortization, other income, fair value adjustments, stock-based compensation, and transaction and transformation-related costs as well as geographic reorganization expenses), a non-GAAP metric, was $58 million, compared with non-GAAP EBITDA of $39 million in 2021.

●	Customers – Despite market conditions, we added 13 new enterprise customers to our organic business in 2022. This is a testament of our differentiation, technical competency and the business value we bring to our customers.

●	Mutual Mobile acquisition – We acquired Mutual Mobile Inc., a company offering end-to-end design and development of next-generation applications, combining mobile, augmented/virtual/mixed reality, and cloud edge / IoT practices. The acquisition of Mutual Mobile enhances our skills in the area of mobile technologies and UX expertise as well as accelerates our strategic expansion to India and supports our commitment towards offering our customers a global engineering and delivery platform.

●	Workforce relocation and expansion – In April 2022, we announced we would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of the majority of our Russia based employees outside of Russia. As of May 2023, we have no office personnel in Russia and are in the process of liquidating our Russian operations. We have also moved employees affected by the military action launched by Russian forces in Ukraine to safer locations in Western Ukraine and, where permissible, outside Ukraine, and reallocated work to other geographies within our global footprint. In addition, we announced our expansion to a new European hub with an office in Zug, Switzerland, new engineering offices in Armenia, Romania and Jamaica, and implemented workforce expansion in a strategic new region, India.

2022 Compensation Highlights

Our compensation committee and Board believe that executive compensation should be linked to our overall financial performance, strategic success and stockholder returns. As such, our executive compensation program is designed to attract highly qualified individuals, retain those individuals in a competitive marketplace for executive talent and motivate performance. We seek to align individual performance with long-term strategic business objectives and stockholder interests in a manner consistent with safe and sound business practices and sustainable financial performance. We believe our executive compensation program as developed and implemented, and as presented in this CD&A, achieves these objectives and is appropriate for a company in our industry and at our stage of growth.

Our executive compensation program has three primary elements: base salary, incentives in the form of annual cash bonuses, paid quarterly, under our Corporate Bonus Plan, and long-term equity incentives in the form of restricted stock units awards (“RSUs”) and performance share awards (“PSAs”). Each of these compensation elements serves a specific purpose in our compensation strategy. Base salary is an essential component to any market-competitive compensation program. Incentives in the form of annual cash bonuses, paid quarterly, under our Corporate Bonus Plan, reward the achievement of short-term goals, while long-term equity incentives drive our NEOs to focus on long-term sustainable stockholder value creation. Based on our performance and consistent with the design of our program, our compensation committee and Board made the following executive compensation decisions for fiscal 2022.

Compensation Element	Highlights
Base Salary

For 2022, the compensation committee approved a merit-based salary increase for Mr. Livschitz in light of his significant contribution to the Company’s strong growth and record revenues in 2022 and a salary increase for Mr. Gryzlov pursuant to his increased responsibilities serving as Chief Executive Officer of Grid Dynamics Europe in addition to his role as Chief Operating Officer of the Company and pursuant to his international relocation to Switzerland as a result of his additional responsibilities.

Cash Incentives

Our NEOs are eligible to receive payments under our Corporate Bonus Plan, which provides that eligible participants, including the NEOs, earn annual cash bonuses, paid quarterly, based on achievement of our financial performance objectives. Performance targets are established based on a combination of pre-determined goals, which included equally weighted revenue and non-GAAP EBITDA targets for 2022. The Company exceeded these performance targets in all four quarters of 2022, achieving 200%, 189%, 178% and 170% of the quarterly performance targets for each of the three months ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively. Accordingly, our NEOs received quarterly cash incentive payments that surpassed their target bonus opportunities under our Corporate Bonus Plan.

Long-Term Equity Incentives

Our NEOs are also eligible to receive performance-based PSAs and time-based RSUs.

●     For 2022, the Board granted PSAs that would vest upon our Board’s certification of the achievement of certain performance metrics. The PSAs generally required the achievement of performance relating to specified levels of revenue growth from fiscal year 2021 to fiscal year 2022, and gross margin for revenue (as adjusted for certain items) for fiscal year 2022 with each such performance goal weighted at 50% of the award. Upon maximum performance achievement, 300% of the target number of PSAs awarded could become eligible to vest. In February 2023, our compensation committee and Board certified the achievement of certain performance metrics, resulting in 256% of the target number of PSAs vesting on the certification date.

●     For 2022, the Board also granted time-based RSUs to our NEOs, the first equity grants since 2020. The conflict in Ukraine brought with it significant macroeconomic challenges, putting extreme stress on our business and our workforce. To help minimize unprecedented levels of disruption and keep our senior leadership team stable and focused on the seamless execution of our business continuity plan and the safety of our people, on May 3, 2022, the Board approved RSU awards to the NEOs, as well as other executives across the Company. These awards, which vest over two years, were intended to support our ongoing critical talent retention needs as we anticipate that the ongoing conflict in Ukraine will continue to impact our operations. Accordingly, the size and terms of the RSU awards reflect such considerations. The shares underlying the RSUs vest one-half in one year and quarterly thereafter.

Stockholder Say-on-Pay Vote

Beginning December 31, 2022, we became a large, accelerated filer and exited the “emerging growth company” status as defined in the Jumpstart Our Business Startups Act. As such, our stockholders will have their first opportunity to cast a non-binding advisory vote to approve our executive compensation at our 2023 annual meeting of stockholders. In the future, we intend to consider the outcome of such say-on-pay votes when making compensation decisions regarding our executive compensation.

What Guides Our Program

Executive Compensation Philosophy and Objectives

We operate in the software and technology industry and face a highly competitive environment for top-level executive talent. To accomplish our business and growth objectives, we must be able to attract and retain talented executives whose skills and experience enable them to contribute to our long-term success. To that end, the principal objectives and philosophy of our executive compensation programs are to attract, fairly compensate, appropriately incentivize, and retain our executives in a manner that aligns their long-term interests with those of our stockholders. The compensation committee strives to set base salaries at levels that are competitive, with leveraged incentive opportunities that provide higher payouts when our performance is significantly above target and result in lower total compensation than our peers when performance targets are missed. Our executive compensation program is designed to be:

●	Competitively Positioned: Target compensation should be competitive with that being offered to individuals in comparable roles at other companies with which we compete for talent to ensure that we employ the best people to lead our success.

●	Performance-Driven and Stockholder-Aligned: A meaningful portion of total compensation should be variable and linked to the achievement of specific short- and long-term performance objectives and designed to drive stockholder value creation.

●	Maximized for Leadership Impact: We recognize, particularly in our executive team, that the value each leader brings to us extends well beyond their functional role. This means that although our compensation is informed by reviewing competitive market data, we also pay our executive team based on the impact they have on our business performance goals.

●	Responsibly Governed: Decisions about compensation should be guided by best-practice governance standards and rigorous processes that encourage prudent decision-making.

Best Compensation Practices & Policies

We also believe the following practices and policies within our program promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do		What We Don’t Do
✓	Emphasize variable pay over fixed pay, with a significant portion tied to our financial results and stock performance; for 2022, 97% of our CEO’s pay and 90% of our other NEOs’ pay was “at risk” and tied to performance	✗	No tax gross ups other than for qualified relocation expenses
✓	Maintain anti-hedging and anti-pledging policies	✗	No option or stock appreciation rights granted below fair market value
✓	Provide for “double-trigger” equity award vesting and severance benefits upon a change in control	✗	No supplemental executive retirement plans except in jurisdictions where statutorily required
✓	Use an independent compensation consultant	✗	No significant perquisites
✓	Responsible use of equity awards under our long-term incentive program
✓	Pay for performance philosophy and culture

Executive Compensation Decision-Making Process

The Role of the Compensation Committee. Our Board established a compensation committee to discharge its responsibilities relating to our executive compensation policies and programs. Our compensation committee oversees the executive compensation program for our NEOs. The compensation committee is comprised of independent, non-employee members of the Board and works very closely with its independent consultant and management to examine the effectiveness of our executive compensation program throughout the year. Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our Board on its discussions, decisions and other actions. Our compensation committee reviews, evaluates and recommends to the Board the compensation of our chief executive officer. Our compensation committee also reviews, approves and administers our incentive compensation plans, equity compensation plans, and such other plans as are designated from time to time by the Board. Details of the compensation committee’s authority and responsibilities are specified in its charter, which may be accessed at our website at https://ir.griddynamics.com/corporate-governance.

The Role of Management. Members of our management team attend regular meetings where executive compensation, company and individual performance, and competitive compensation levels and practices are discussed and evaluated; however, they are not present in the board room, nor do they participate in discussions about their own pay. Only our compensation committee members are allowed to vote on decisions regarding NEO compensation. The CEO reviews his recommendations pertaining to other executives (non-NEO) pay with the compensation committee providing transparency and oversight. Decisions on non-NEO pay are made by the CEO. The CEO does not participate in the deliberations of the Board or compensation committee regarding his own compensation. Independent members of the Board make all final determinations regarding CEO compensation.

The Role of the Independent Consultant. Our compensation committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the compensation committee has hired Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent consultant. Pearl Meyer reports directly to the compensation committee and does not provide any additional services to management. The compensation committee has conducted an independence assessment of Pearl Meyer in accordance with SEC rules.

The Role of Peer Group Companies. Our compensation committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies. For purposes of setting 2022 compensation levels, in conjunction with the recommendation of Pearl Meyer, the compensation committee took into account publicly-available data for a group of peer companies (the “2022 Compensation Peer Group”) listed below along with industry specific survey data, where appropriate. Selection criteria for determining/reviewing the 2022 Compensation Peer Group, used to establish the competitive market for the NEOs, generally include:

●	Industry: IT consulting and services, systems software and applications software companies

●	Size: Companies with revenues ranging from $77 to $500 million and market capitalization greater than $300 million

The 2022 Compensation Peer group is listed below. Grid Dynamics is positioned between the 25th and 50th percentile in revenue and near the 25th percentile in market capitalization as of July 2021.

Peer Companies		Peer Data As of July 2021
Agilysys, Inc.	PagerDuty, Inc.
American Software, Inc.	Progress Software Corporation	Percentile	Revenue	Market Cap
Benefitfocus, Inc.	PROS Holdings, Inc.	25th	$167	$1,141
BlackLine, Inc.	QAD Inc.
ChannelAdvisor Corporation	Qualys, Inc.	Median	$267	$2,025
eGain Corporation	Rapid7, Inc.
JFrog Ltd.	TechTarget, Inc.	75th	$372	$4,143
LivePerson, Inc.	Upland Software, Inc.
LiveRamp Holdings, Inc.	Workiva Inc.	Grid	$182.5	$1,117
Model N, Inc.		% Rank	34	22

Our compensation committee also reviewed equity information from a group of “reference companies,” including EPAM Systems, Inc., Proofpoint, Inc., FireEye, Inc. (also known as Mandiant), Globant S.A. and Endava plc.

It is important to note that market data is not the sole determinant in setting pay levels for the NEOs. Actual pay levels can be above or below the targeted levels depending on factors such as experience, individual or company performance, tenure, employee potential, unique skills, the position and responsibilities of the position, criticality of the position to our company, recommendations of our CEO and other factors. In general, our compensation committee desires to balance general internal and external equity and reserve the right to use discretion to deviate when necessary to recruit employees and/or retain the right talent.

Principal Elements of Compensation

Base Salary

Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. We provide base salaries to our executive officers to compensate them for services rendered on a day-to-day basis and to provide sufficient and predictable annual cash income to allow them to focus on their responsibilities to the Company. In making base salary decisions, our compensation committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within our company. Our compensation committee takes into account factors such as competitive market data as well as individual performance, experience, tenure, internal equity, individual roles and responsibilities and employee potential. For 2022, the compensation committee approved merit-based salary increases for the NEOs, as follows:

Name	2021	2022	% Adjustment
Leonard Livschitz	$600,000	$800,000	33%
Anil Doradla	$300,000	$300,000	0%
Yury Gryzlov(1)	$270,000	$432,640	60%
Stan Klimoff	$270,000	$270,000	0%

(1)	Mr. Gryzlov’s 2022 base salary is 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022.

The increase to Mr. Livschitz’s base salary was approved in light of his significant contribution to the Company’s strong growth and record revenues in 2022. The increase to Mr. Gryzlov’s base salary was approved pursuant to his increased responsibilities serving as Chief Executive Officer of Grid Dynamics Europe in addition to his role as Chief Operating Officer of the Company and pursuant to his international relocation to Switzerland as a result of his additional responsibilities.

Cash Incentives

Our NEOs are eligible to receive payments under our Corporate Bonus Plan, which provides that eligible participants, including the NEOs, earn incentives in the form of annual cash bonuses, paid quarterly, based on achievement of our financial performance objectives. Performance targets are established based on a combination of our financial performance goals and market data. Actual quarterly payouts depend on the achievement of the pre-established financial performance objectives and can range from 0% to 200% of target award amounts.

Bonus amounts earned are paid following the end of each calendar quarter based on the achievement of our financial performance objectives. The target bonus opportunities are expressed as a percentage of annual base salary and were established by the NEO’s level of responsibility and their ability to impact overall results. Target award opportunities for 2022 were as follows:

Name	2022 Base Salary	Bonus Target (% of Base Salary)	Bonus at Target
Leonard Livschitz	$800,000	100%	$800,000
Anil Doradla	$300,000	50%	$150,000
Yury Gryzlov(1)	$432,640	50%	$216,320
Stan Klimoff	$270,000	50%	$135,000

(1)	Mr. Gryzlov’s 2022 base salary is 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022. His bonus at target is 200,000 Swiss francs and shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022.

2022 Financial Performance Metrics, Weightings and Results.

For purposes of the Corporate Bonus Plan in 2022, the compensation committee considered two corporate performance measures, which are weighted equally: quarterly revenue and non-GAAP EBITDA. The compensation committee believed this mix of performance measures was appropriate for our business given the criticality of company growth in 2022, which the committee believes most directly influences long-term stockholder value. At the same time, the compensation committee established target performance levels for these measures that the committee believed to be challenging, but attainable, through the successful execution of our annual operating plan. Revenue growth targets were aligned with industry expectations, with annual target revenue set 29% higher than 2021 actual results. The following table shows, by quarter in 2022, our actual achievement of quarterly revenue and non-GAAP EBITDA, the resulting combined achievement percentage and the resulting quarterly cash bonus payments for each NEO.

	Actual Achievement of Corporate Performance Measures			Actual Payout to NEOs
	Revenue (in millions except percentages)	Non-GAAP EBITDA(1) (as a percentage of revenue)	Total Achievement Relative to Target	Leonard Livschitz	Anil Doradla	Yury Gryzlov(2)	Stan Klimoff
Three months ended March 31, 2022	$71.4	16.4%	200%	$300,000	$75,000	$85,000	$70,000
Three months ended June 30, 2022	$77.3	17.5%	189%	$346,500	$70,875	$84,263	$50,788
Three months ended September 30, 2022	$81.2	21.2%	178%	$356,000	$66,750	$96,262	$45,075
Three months ended December 31, 2022	$80.3	20.3%	170%	$340,000	$63,750	$91,485	$57,375
Total				$1,342,500	$276,375	$357,010	$223,238

(1)	We calculate Non-GAAP EBITDA based on net income/(loss) before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to our merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses), and restructuring costs.

(2)	The actual payment of Mr. Gryzlov’s bonus includes 89,000 Swiss francs for the three months ended September 30, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022, 84582.96 Swiss francs for the three months ended December 31, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022 and $169,263.

Long-Term Equity Incentives

A significant portion of our NEO’s annual compensation is provided in the form of long-term equity incentives that emphasize long-term stockholder value creation and the retention of a strong executive leadership team through a balanced mix of performance-based PSAs and time-based RSU awards. These PSAs and RSUs are intended to align the interests of award recipients with those of stockholders, since the awards deliver value only if our stock price appreciates after they are granted.

PSAs awarded in 2022

Effective January 4, 2022, the Board granted PSAs that would vest upon our Board’s certification of the achievement of certain performance metrics. The 2022 target PSAs for each NEO were as follows:

	2022 Equity Awards: Target PSAs
Name	Shares at Target (#)	Grant Date Fair Value ($)(1)
Leonard Livschitz	333,250	$13,133,383
Anil Doradla	32,375	$1,275,899
Yury Gryzlov	32,375	$1,275,899
Stan Klimoff	32,375	$1,275,899

(1)	The amounts in this column represent the aggregate grant date fair value of PSAs granted to the NEO in 2022 computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to our audited consolidated financial statements for the year ended December 31, 2022. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the PSAs or the sale of the common stock underlying such awards.

The PSAs generally required the achievement of performance relating to specified levels of revenue growth from fiscal year 2021 to fiscal year 2022, and gross margin for revenue (as adjusted for certain items) for fiscal year 2022 with each such performance goal weighted at 50% of the award. Upon maximum performance achievement, 300% of the target number of PSAs awarded could become eligible to vest.

	Performance Range			Results
Metrics	Threshold (50% Payout)	Target (100% Payout)	Maximum (300% Payout)	Actual	Total Achievement Relative to Target
Revenue growth (50%)	$207,332,784	$232,282,701	$270,539,242	$310,202,156	300%
Gross Margin (50%)	15%	25%	47%	40%	212%

After the Board granted the PSAs, Russian forces launched military action in Ukraine. The conflict impacted our business and posed many new risks to our business operations. We executed our business continuity plan and adapted our business to developments as they occurred to protect the safety of our people and to handle potential impacts to our delivery infrastructure. This included moving affected employees to safer locations in Western Ukraine and, where permissible, outside Ukraine, and reallocating work to other geographies within our global footprint. We also announced we would cease remaining operations in the Russian Federation and worked towards the safe and expedient relocation of the majority of our Russia based employees outside of Russia. Given the unprecedented business circumstances in which the Company found itself following the military action launched by Russian forces in Ukraine and the resulting uncertainty surrounding the impact the conflict would have on our business operations, our compensation committee and Board determined that it was in the best interests of the Company and its stockholders to approve certain modifications to the vesting criteria of the previously granted awards to decrease the specified levels of revenue growth from fiscal year 2021 to fiscal year 2022, and gross margin for revenue (as adjusted for certain items) for fiscal year 2022, required to vest the target number of PSAs awarded. Levels of revenue growth and gross margin for revenue required to vest awards above target remained unchanged.

As shown in the table above, despite the challenging conditions we faced in light of the conflict in Ukraine, the Company achieved revenue of $310 million in 2022, an achievement that would alone result in the vesting of 300% of the target number of PSAs awarded, and gross margin for revenue (as adjusted for certain items) of 40%, an achievement that would alone result in the vesting of 212% of the target number of PSAs awarded. In February 2023, our compensation committee and Board certified the achievement of the equally weighted performance metrics, resulting in 256% of the target number of PSAs vesting on the certification date in the amounts as follows:

2022 Equity Awards: PSAs
Name	Shares Vested (#)
Leonard Livschitz	853,120
Anil Doradla	82,880
Yury Gryzlov	82,880
Stan Klimoff	82,880

RSUs awarded in 2022

Effective May 3, 2022, the Board approved RSU awards across its executive workforce given a number of factors, including the unprecedented business circumstances in which the company found itself following the military action launched by Russian forces in Ukraine. The conflict in Ukraine brought with it significant macroeconomic challenges, putting extreme stress on our business and our workforce, as discussed in more detail in “2022 Compensation Highlights” above. The size and terms of the RSU awards reflect the considerations discussed above. The 2022 RSUs for each NEO were as follows:

	2022 Equity Awards: RSUs
Name	Shares (#)	Grant Date Fair Value ($)(1)
Leonard Livschitz	666,650	$9,446,431
Anil Doradla	104,003	$1,473,723
Yury Gryzlov	104,003	$1,473,723
Stan Klimoff	104,003	$1,473,723

(1) The amounts in this column represent the aggregate grant date fair value of RSUs granted to the NEO in 2022 computed in accordance with FASB ASC Topic 718.

One-half of the RSUs vest in one year and the remainder vest quarterly for one year thereafter.

Other Practices, Policies and Guidelines

Stock Trading Practices, Anti-Hedging & Anti-Pledging Policies

Our executive officers are subject to our insider trading policy, which applies to their transactions involving any securities of Grid Dynamics. Except under limited circumstances, persons subject to the policy may not engage in any transaction of our securities while aware of material nonpublic information relating to the company. The insider trading policy also implements quarterly trading blackout periods and allows for special blackout periods to limit the likelihood of trading at times with significant risk of insider trading exposure. In addition, all of our employees are prohibited from engaging in any transaction involving our securities without first obtaining pre-clearance from our compliance officer.

Our insider trading policy also includes Rule 10b5-1 trading plan guidelines that permit our directors and certain employees, including our NEOs, to adopt Rule 10b5-1 trading plans (“10b5-1 plans”). Under these guidelines, among other restrictions, 10b5-1 plans may only be adopted or modified when the person adopting the trading plan is not aware of any material nonpublic information and there is an open trading window. In addition, the first trade under a 10b5-1 plan may not occur until the completion of a cooling off period in compliance with SEC rules.

Our insider trading policy also prohibits our employees, including officers, and directors from pledging or engaging in hedging or similar transactions in our securities, including but not limited to prepaid variable forwards, equity swaps, collars, exchange funds, puts, calls and short sales.

Clawback Policy

The Company expects to adopt a clawback policy regarding accounting restatements in accordance with the SEC’s adoption of new rules to implement Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 once such final rule is implemented by the Nasdaq.

Perquisites, Retirement, and Other Benefits

We generally do not provide perquisites or other benefits to our executive officers other than those available to employees generally. All of our NEOs are eligible to participate in our employee benefit plans, including medical, dental, vision, and life insurance plans, in each case on the same basis as all of our other employees. We have established a 401(k) tax-deferred savings plan, which permits participants, including our executive officers, to make contributions up to applicable annual statutory limits by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and subject to limitations under the Employee Retirement Income Security Act.

Severance and Change in Control Benefits

On March 5, 2020, a wholly-owned subsidiary of ChaSerg Technology Acquisition Corp., a Delaware corporation (“ChaSerg”), merged with and into Grid Dynamics International, Inc., a California corporation (“GDI”), with GDI surviving the merger (the “Initial Merger”). Immediately following the Initial Merger, GDI merged with and into another wholly-owned subsidiary of ChaSerg (“Merger Sub 2”) with Merger Sub 2 surviving; Merger Sub 2 was then renamed “Grid Dynamics International, LLC” and ChaSerg was then renamed “Grid Dynamics Holdings, Inc.” (the “Business Combination”). We entered into employment agreements with certain of our officers (including our current NEOs), effective as of the consummation of the Business Combination (as amended, the “Post-Combination Employment Agreements”).

Each Post-Combination Employment Agreement generally provides, with respect to each officer, the following terms: (i) at-will employment, (ii) the annual base salary, (iii) eligibility to receive annual incentive bonuses at our discretion and related targeted payment, (iv) initial grant of equity awards by the company and eligibility to be granted future equity awards by the company in the discretion of its board of directors, (v) an initial term for the agreement of four years with successive one-year renewal terms unless either party provides timely notice of non-renewal, (vi) severance payments upon a termination without cause (excluding death or disability) or resignation for “good reason” (as defined in the agreement) and (vii) eligibility for enhanced “double-trigger” severance upon such terminations that occur within the three month period prior to or the 12 month period following a “change in control” (as defined in the agreement). Severance payments (including due to a double-trigger termination in connection with a change in control) are generally comprised of: (i) a lump-sum payment equal to 24 months of base salary for Mr. Livschitz, 12 months of base salary for Mr. Doradla, 12 months of base salary for Mr. Gryzlov and 12 months for Mr. Klimoff, (ii) a lump-sum payment equal to 100% with respect to Mr. Livschitz, 50% with respect to Mr. Doradla, 50% with respect to Mr. Gryzlov or 50% with respect to Mr. Klimoff, of the current annual maximum bonus target amount, (iii) reimbursement for the monthly premiums for COBRA continuation coverage (or its equivalent) for a period of 24 months for Mr. Livschitz, 12 months for Mr. Doradla, 12 months for Mr. Gryzlov and 12 months for Mr. Klimoff, and (iv) for severance unrelated to a change in control, one year of accelerated vesting of outstanding unvested equity awards on the termination date.

In addition, “double-trigger” change in control severance terms provide for full accelerated vesting of outstanding unvested equity awards. Such severance benefits are conditioned on the officer signing and not revoking a separation agreement and release of claims in favor of us within the timeframe set forth in the officer’s agreement.

If any severance or other benefits provided for in an officer’s Post-Combination Employment Agreement or otherwise payable to such officer constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) and could be subject to the related excise tax under Section 4999 of the Code, then (i) if such parachute payments are considered contingent on the Business Combination, such officer would be entitled to a gross-up for any such excise taxes up to $14 million across all officers, in accordance with an indemnification agreement entered into between the officer and us, and (ii) in all other cases, such officer would be entitled to receive either full payment of the benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the officer.

Impact of Tax and Accounting

We regularly consider the various tax and accounting implications of our compensation plans. When determining the amount of long-term incentives and equity grants to executives and employees, the compensation costs associated with the grants are reviewed, as required by FASB ASC Topic 718.

While considering tax deductibility as only one of several considerations in determining compensation, our compensation committee believes that the tax deduction limitation should not compromise its ability to structure compensation programs that provide benefits to our company that outweigh the potential benefit of a tax deduction and, therefore, may approve compensation that is not deductible for tax purposes.

Compensation Risk Assessment

It is our belief that a majority of an executive’s total compensation should be variable “at risk” compensation, meaning it is tied to our financial performance. However, because performance-based incentives play a large role in our compensation program, we strive to ensure that incentives do not result in actions that may conflict with the long-term best interests of the company and our stockholders. Therefore, our compensation committee evaluated all of our plans and policies (applicable to executives and employees below the executive level) in April 2023 for attributes that could cause excessive risk-taking. We concluded that our programs and policies do not encourage excessive risk-taking because: (a) the salary component of our program is a fixed amount; (b) the majority of the average compensation paid to our executive officers is delivered in the form of equity ownership, which aligns the interest of our executives with those of our stockholders; and (c) the Corporate Bonus Plan and long-term equity incentives are designed with risk-mitigating characteristics such as (i) maximum award payouts based on the attainment of various and continually evolving financial objectives which diversify risks associated with a single indicator of performance, (ii) our equity-based incentives encourage a longer-term focus through multi-year vesting periods, (iii) our risk-mitigating policies in place such as insider trading and hedging prohibitions, and (iv) review and approval of final awards and quarterly updates by our compensation committee and our Board.

Compensation Committee Report

The compensation committee of the board of directors, which is composed solely of independent members of the board of directors, assists the board in fulfilling its responsibilities regarding compensation matters and, pursuant to its charter, is responsible for determining the compensation of our executive officers. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with management. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

Compensation Committee

Eric Benhamou, Chair

Lloyd Carney

The material in the Compensation Committee Report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, other than our Annual Report on Form 10-K, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

Grid Dynamics’ NEOs for 2022 are Leonard Livschitz, Chief Executive Officer, Anil Doradla, Chief Financial Officer, Yury Gryzlov, Chief Operating Officer and Chief Executive Officer of Grid Dynamics Europe, and Stan Klimoff, Chief Strategy Officer. The following table presents summary information regarding the total compensation for the years ended December 31, 2022, 2021 and 2020 for Mr. Livschitz and Mr. Gryzlov, the total compensation for the years ended December 31, 2022 and 2021 for Mr. Doradla, the years in which he was an NEO, and the total compensation for the year ended December 31, 2022 for Mr. Klimoff, the year in which he became an NEO:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Leonard Livschitz,	2022	733,333	1,342,500	—	22,579,813	6,841	24,662,487
Chief Executive Officer	2021	600,000	1,020,000	—	5,202,033	—	6,822,033
	2020	555,000	440,104	—	13,649,920	2,222,128	16,867,152

Anil Doradla,	2022	300,000	276,375	—	2,749,621	3,372	3,329,368
Chief Financial Officer	2021	300,000	255,000	—	505,374	—	1,060,374

Yury Gryzlov (5),	2022	369,488	357,010	—	2,749,621	52,982	3,529,101
Chief Operating Officer and	2021	270,000	239,500	—	505,374	—	1,014,874
Chief Executive Officer of	2020	225,875	82,729	455,742	1,888,480	419,594	3,064,420
Grid Dynamics Europe

Stan Klimoff	2022	270,000	223,238	—	2,749,621	10,224	3,253,083
Vice President of Corporate Development

(1)	The amounts included in this column reflect payments earned in 2022, 2021 and 2020, as applicable, under the Company’s Corporate Bonus Plan as described below.
(2)	The amounts included in this column reflect the aggregate grant date fair value of stock options granted during 2022, 2021 and 2020, as applicable, computed in accordance with the provisions of FASB ASC 718. The assumptions used to calculate these amounts are discussed in notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2022 included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(3)	The amounts in this column represent the aggregate grant date fair value of RSU awards and PSAs granted to the NEO in 2022, 2021 and 2020, as applicable, computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2022 included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the RSU awards, PSAs, or the sale of the common stock underlying such awards. The grant date fair market value for the PSAs assuming the maximum payout would have been $39,400,148 for Mr. Livschitz and $3,827,696 for Mr. Doradla, Mr. Gryzlov, and Mr. Klimoff.
(4)	The amounts included in this column for 2022 for Mr. Gryzlov include (i) ArmadaCare supplemental executive medical premiums paid by the Company on behalf of Mr. Gryzlov and his family, (ii) certain relocation costs associated with Mr. Gryzlov’s relocation to Switzerland and (iii) certain insurance and education costs paid by the Company on behalf of Mr. Gryzlov’s family pursuant to Mr. Gryzlov’s relocation, and the amounts included in this column for 2022 for Mr. Klimoff include ArmadaCare supplemental executive medical premiums paid by the Company on behalf of Mr. Klimoff and his family.
(5)	The actual payment of Mr. Gryzlov’s bonus includes 89,000 Swiss francs for the three months ended September 30, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022, 84582.96 Swiss francs for the three months ended December 31, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022 and $169,263.

2022 Grants of Plan-Based Awards

The following table summarizes information regarding the incentive awards granted to each of Grid Dynamics’ NEOs in 2022:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards ($)(3)
Leonard Livschitz	—	—	—	800,000	1,600,000	—	—	—	—	—
	1/3/2022	12/28/2021	—	—	—	—	13,133,383	39,400,149	—	—
	5/3/2022(4)	4/28/2022	—	—	—	—	—	—	666,650	9,446,431

Anil Doradla	—	—	—	150,000	300,000	—	—	—	—	—
	1/3/2022	12/28/2021	—	—	—	—	1,275,899	3,827,697	—	—
	5/3/2022(4)	4/28/2022	—	—	—	—	—	—	104,003	1,473,723

Yury Gryzlov(5)	—	—	—	216,320	432,640	—	—	—	—	—
	1/3/2022	12/28/2021	—	—	—	—	1,275,899	3,827,697	—	—
	5/3/2022(4)	4/28/2022	—	—	—	—	—	—	104,003	1,473,723

Stan Klimoff	—	—	—	135,000	270,000	—	—	—	—	—
	1/3/2022	12/28/2021	—	—	—	—	1,275,899	3,827,697	—	—
	5/3/2022(4)	4/28/2022	—	—	—	—	—	—	104,003	1,473,723

(1)	Amounts in the “Estimated Payouts Under Non-Equity Incentive Plan Awards” columns relate to cash incentive opportunities under our Corporate Bonus Plan based upon the achievement of corporate performance goals over each quarter fiscal year 2022. The actual amounts paid to our named executive officers are set forth in the “2022 Summary Compensation Table” above, and the calculation of the actual amounts paid is discussed more fully in the section titled “Compensation Discussion and Analysis – Quarterly Cash Incentives.”
(2)	Amounts in the “Estimated Payouts under Equity Incentive Plan Awards” columns relate to the PSAs under our 2020 Equity Incentive Plan. The shares underlying these PSAs vest upon our board’s certification of the achievement of certain performance metrics, with such certification to occur no later than March 1, 2023. The PSAs generally required the achievement of performance relating to specified levels of revenue growth from fiscal year 2021 to fiscal year 2022, and gross margin for revenue (as adjusted for certain items) for fiscal year 2022 with each such performance goal weighted at 50% of the award. Upon maximum performance achievement, 300% of the target number of PSAs awarded could become eligible to vest. In the event that Grid Dynamics’ change in control occurred during the fiscal year, 100% of the target number of PSAs would become eligible to vest on December 31, 2022, subject to continued service through such date. In February 2023, the compensation committee of our board of directors and our board of directors certified the achievement of certain performance metrics, resulting in 256% of the target number of PSAs vesting on the certification date, resulting in the issuance of the following number of shares to the following individuals: 853,120 shares for Mr. Livschitz, 82,880 shares for Mr. Doradla, 82,880 shares for Mr. Gryzlov and 82,880 shares for Mr. Klimoff, with such target numbers reflected here. The calculation of the payouts is discussed in the section titled “Compensation Discussion and Analysis – Long-Term Equity Incentives.”
(3)	The dollar value of the RSUs shown in the “Stock Awards” column represents the grant date fair value calculated on the basis of the fair market value of the underlying shares of common stock on the grant date in accordance with FASB ASC Topic 718. The actual value that the NEO will realize on each RSU will depend on the price per share of our shares of common stock at the time shares underlying the RSUs are sold. Accordingly, these amounts do not necessarily correspond to the actual value recognized or that may be recognized by our NEOs.
(4)	These securities are RSUs. Each RSU represents a contingent right to receive one share of our common stock. Fifty percent (50%) of the shares underlying these RSUs vest on May 3, 2023, and the remaining RSUs vest in 4 equal quarterly installments thereafter.
(5)	The actual payment of Mr. Gryzlov’s bonus includes 89,000 Swiss francs for the three months ended September 30, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022, 84582.96 Swiss francs for the three months ended December 31, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022 and $169,263.

Outstanding Equity Awards at 2022 Year-End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, as of December 31, 2022, for each of Grid Dynamics’ NEOs:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) – Exercisable	Number of Securities Underlying Unexercised Options (#) – Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock that Have Not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock that Have Not Vested ($)(7)
Leonard Livschitz	3/13/2020						416,566	(2)	4,673,871
	1/3/2022									853,120	9,572,006
	5/3/2022						666,650	(3)	7,479,813

Anil Doradla	3/13/2020	96,250	43,750	(1)	8.26	3/13/2030
	3/13/2020						40,474	(2)	454,118
	5/4/2020						26,250	(4)	294,525
	1/3/2022									82,880	929,914
	5/3/2022						104,003		1,166,914

Yury Gryzlov	11/12/2018	252,588			3.54	11/12/2028
	5/22/2019	46,518			3.54	5/22/2029
	5/22/2019	18,565			3.54	5/22/2029
	3/13/2020	96,250	43,750	(1)	8.26	3/13/2030
	3/13/2020						40,474	(2)	454,118
	5/4/2020						26,250	(4)	294,525
	1/3/2022									82,880	929,914
	5/3/2022						104,003	(3)	1,166,914

Stan Klimoff	11/12/2018	101,035			3.54	11/12/2028
	5/22/2019	37,214			3.54	5/22/2029
	5/22/2019	7,426			3.54	5/22/2029
	3/13/2020	140,000	43,750	(1)	8.26	3/13/2030
	3/13/2020						40,474	(2)	454,118
	5/4/2020						26,250	(4)	294,525
	1/3/2022									82,880	929,914
	5/3/2022						104,003		1,166,914

(1)	Twenty-five percent (25%) of the shares subject to the option vested on March 13, 2021 and the remaining shares vest in 12 equal quarterly installments thereafter, provided the participant’s service has not terminated prior to each such date.
(2)	Twenty-five percent (25%) of the shares underlying these RSUs vested on March 13, 2021, and the remaining RSUs vest in 12 equal quarterly installments thereafter.
(3)	Fifty percent (50%) of the shares underlying these RSUs vest on May 3, 2023, and the remaining RSUs vest in 4 equal quarterly installments thereafter.
(4)	Twenty-five percent (25%) of the shares underlying these RSUs vested on May 4, 2021, and the remaining RSUs vest in 12 equal quarterly installments thereafter.
(5)	This amount reflects the fair market value of our common stock of $11.22 per share as of December 31, 2022, multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.

(6)	The shares underlying these PSAs vest upon our board’s certification of the achievement of certain performance metrics, with such certification to occur no later than March 1, 2023. The PSAs generally required the achievement of performance relating to specified levels of revenue growth from fiscal year 2021 to fiscal year 2022, and gross margin for revenue (as adjusted for certain items) for fiscal year 2022 with each such performance goal weighted at 50% of the award. Upon maximum performance achievement, 300% of the target number of PSAs awarded could become eligible to vest. In the event that Grid Dynamics’ change in control occurred during the fiscal year, 100% of the target number of PSAs would become eligible to vest on December 31, 2022, subject to continued service through such date. In February 2023, the compensation committee of our board of directors and our board of directors certified the achievement of certain performance metrics, resulting in 256% of the target number of PSAs vesting on the certification date, resulting in the issuance of the following number of shares to the following individuals: 853,120 shares for Mr. Livschitz, 82,880 shares for Mr. Doradla, 82,880 shares for Mr. Gryzlov and 82,880 shares for Mr. Klimoff, with such target numbers reflected here. The amounts shown in the table above reflect shares of our common stock issued on February 21, 2023 as if such determination had been made as of December 31, 2022.
(7)	This amount reflects the fair market value of our common stock of $11.22 per share as of December 31, 2022, multiplied by the amount shown in the column for Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested.

Option Exercises and Stock Vested in 2022

The following table sets forth the number of shares of common stock acquired during 2022 by our NEOs upon the exercise of stock options or upon the vesting of RSUs, as well as the value realized upon such equity award transactions.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Leonard Livschitz	—	—	403,231	5,806,427
Anil Doradla	—	—	56,671	881,634
Yury Gryzlov	—	—	56,671	881,634
Stan Klimoff	—	—	56,671	881,634

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our NEOs participated in a nonqualified deferred compensation plan during fiscal 2022 except in jurisdictions where such plan is statutorily required.

 Potential Payments upon Termination or Change in Control

Each Post-Combination Employment Agreement with our NEOs generally provides, with respect to each officer, the following terms: (i) at-will employment, (ii) the annual base salary, (iii) eligibility to receive annual incentive bonuses at the Board’s discretion and related targeted payment, (iv) initial grant of equity awards by the company and eligibility to be granted future equity awards by the company in the discretion of its board of directors, (v) an initial term for the agreement of four years with successive one-year renewal terms unless either party provides timely notice of non-renewal, (vi) severance payments upon a termination without cause (excluding death or disability) or resignation for “good reason” (as defined in the agreement) and (vii) eligibility for enhanced “double-trigger” severance upon such terminations that occur within the three month period prior to or the 12 month period following a “change in control” (as defined in the agreement). Severance payments (including due to a double-trigger termination in connection with a change in control) are generally comprised of: (i) a lump-sum payment equal to 24 months of base salary for Mr. Livschitz, 12 months of base salary for Mr. Doradla, 12 months of base salary for Mr. Gryzlov and 12 months for Mr. Klimoff, (ii) a lump-sum payment equal to 100% with respect to Mr. Livschitz, 50% with respect to Mr. Doradla, 50% with respect to Mr. Gryzlov or 50% with respect to Mr. Klimoff, of the current annual maximum bonus target amount, (iii) reimbursement for the monthly premiums for COBRA continuation coverage (or its equivalent) for a period of 24 months for Mr. Livschitz, 12 months for Mr. Doradla, 12 months for Mr. Gryzlov and 12 months for Mr. Klimoff, and (iv) for severance unrelated to a change in control, one year of accelerated vesting of outstanding unvested equity awards on the termination date.

In addition, “double-trigger” change in control severance terms provide for full accelerated vesting of outstanding unvested equity awards. Such severance benefits are conditioned on the officer signing and not revoking a separation agreement and release of claims in favor of us within the timeframe set forth in the officer’s agreement.

If any severance or other benefits provided for in an officer’s Post-Combination Employment Agreement or otherwise payable to such officer constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) and could be subject to the related excise tax under Section 4999 of the Code, such officer would be entitled to receive either full payment of the benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the officer.

		Termination without Cause or Resignation for Good Reason Outside of the Change in Control Period				Termination without Cause or Resignation for Good Reason Within the Change in Control Period
Named Executive Officer	Salary Severance ($)	Bonus Severance ($)	Value of Continued Health Coverage ($)(1)	Value of Equity Acceleration ($)(2)	Total ($)	Salary Severance ($)	Bonus Severance ($)	Value of Continued Health Coverage ($)(1)	Value of Equity Acceleration ($)(2)	Total ($)
Leonard Livschitz	1,600,000	800,000	82,401	13,088,012	15,570,413	1,600,000	800,000	82,401	15,892,749	18,375,150
Anil Doradla	300,000	75,000	28,755	1,901,597	2,305,352	300,000	75,000	28,755	2,408,304	2,812,059
Yury Gryzlov (3)	432,640	108,160	15,034	1,901,597	2,457,431	432,640	108,160	15,034	2,408,304	2,964,138
Stan Klimoff	270,000	67,500	28,755	1,901,597	2,267,852	270,000	67,500	28,755	2,408,304	2,774,559

(1)	The amounts reported in these columns represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA (or its equivalent) for the executive and the executive’s respective eligible dependents for 24 months for Mr. Livschitz and 12 months for each of Mr. Doradla, Mr. Gryzlov and Mr. Klimoff. The amounts presented are based on estimates for maintaining group health insurance continuation benefits under our 2023 health insurance plans.
(2)	The value of the accelerated RSUs in this table are calculated by multiplying the number of shares subject to acceleration by the closing price of our common stock on December 31, 2022, which was $11.22 per share. The value of the accelerated stock options is calculated by multiplying (x) the number of shares subject to acceleration for each stock option by (y) the closing price per share on December 31, 2022, minus the applicable exercise price per share.
(3)	Mr. Gryzlov’s 2022 base salary is 400,000 Swiss francs, and his salary severance is shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022. His bonus at target is 200,000 Swiss francs, and his bonus severance is shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022. The value of his continued health coverage total 13,900 Swiss francs and is shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022.

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

The table below shows the total compensation earned by our non-employee directors for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Shuo Zhang	55,000	74,989	129,989
Marina Levinson	55,000	74,989	129,989
Lloyd Carney	85,000	94,994	179,994
Yueou Wang	40,000	74,989	114,989
Michael Southworth	60,000	74,989	134,989
Eric Benhamou	80,000	74,989	154,989
Weihang Wang	40,000	74,989	114,989
Patrick Nicolet	34,066	149,978	184,044

(1)	The amounts in this column represent the aggregate grant date fair value of RSU awards granted to the director in the fiscal year computed in accordance with FASB ASC Topic 718. See Note 10 of the notes to our consolidated financial statements included elsewhere in the Original Filing for a discussion of our assumptions in determining the grant date fair value of our equity awards.

 Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights	Weighted Average Exercise Price of Outstanding Options and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders
2018 Stock Plan(2)	1,598,811	$3.54	—
2020 Equity Incentive Plan(3)	5,768,517	$13.22	7,060,436
Equity compensation plans not approved by security holders	—	—	—
TOTAL	7,367,328		7,060,436

(1)	The weighted average exercise price does not take into account outstanding RSUs.

(2)	The 2018 Stock Plan was terminated in connection with the consummation of the Business Combination, and accordingly, no further shares are available for issuance under the 2018 Stock Plan. Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Additionally, on March 4, 2020, the date of the closing of the Business Combination (the “Closing”), a percentage of outstanding vested Grid Dynamics stock options were settled in exchange for cash consideration. The remaining portion of outstanding vested options and all unvested options were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. The number of each participant’s assumed options and the exercise price were adjusted. The assumed stock options continued to be subject to the same terms and conditions, including vesting schedule terms, in accordance with the 2018 Stock Plan.

(3)	The Company’s 2020 Equity Incentive Plan became effective on March 4, 2020, in connection with the consummation of the Business Combination. The 2020 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents and other stock-based awards and other substitute awards, annual incentive awards and performance awards. The Company has reserved a total of 16,300,000 shares of Company common stock for issuance pursuant to the 2020 Equity Incentive Plan, subject to certain adjustments set forth therein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 23, 2023 for:

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors and nominees for director; and

●	all of our current executive officers and directors as a group.

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

We have based our calculation of the percentage of beneficial ownership on 74,832,926 shares of our common stock outstanding as of February 23, 2023 (the “Beneficial Ownership Date”). In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options, warrants or RSUs held by that person that are currently exercisable, exercisable, or subject to settlement within 60 days of February 23, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Grid Dynamics Holdings, Inc., 5000 Executive Parkway, Suite 520, San Ramon, CA 94583.

	Common Stock(1)
Name of Beneficial Owner	Number	Percentage
5% Securityholders:
Beijing Teamsun Technology Co. Ltd.(2)	14,802,570	19.80%
Wasatch Advisors LP(3)	5,881,383	7.9%
Blackrock Inc.(4)	5,494,512	7.3%
Named Executive Officers and Directors:
Lloyd Carney(5)	1,069,596	1.4%
Eric Benhamou(6)	346,057	*
Marina Levinson	17,448	*
Leonard Livschitz(7)	2,348,528	3.1%
Michael Southworth	20,268	*
Weihang Wang	18,584	*
Yueou Wang(8)	60,981	*
Shuo Zhang(9)	216,833	*
Yury Gryzlov(10)	617,660	*
Anil Doradla(11)	326,914	*
Stan Klimoff(12)	422,900	*
Patrick Nicolet	14,290	*
All executive officers and directors as a group (12 persons)(13)	5,480,059	7.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)	The percentage of beneficial ownership on the record date is calculated based on 74,832,926 shares of our common stock as of February 23, 2023, adjusted for each owner’s options, or RSUs held by that person that are exercisable or issuable upon vesting, as applicable, within 60 days of February 23, 2023, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.
(2)	Consists of 14,802,570 outstanding shares of our common stock. Beijing Teamsun Technology Co. Ltd. (“Beijing Teamsun”) is the ultimate parent of GDD International Holdings Company (“GDD”), through its subsidiaries Teamsun Technology (HK) Limited (“Teamsun”), Automated Systems Holdings Limited (“ASL”) and GDB International Investment Limited (“GDB”). Beijing Teamsun, GDD, Teamsun, ASL and GDB share voting and dispositive power of all these shares. The address of ASL, GDB and GDD is 15/F, Topsail Plaza, 11 On Sum Street, Shain, Hong Kong, the address of Teamsun is Unit 907, 9th Floor, Tai Yau Building, 181 Johnston Road, Wanchai, Hong Kong and the address of Beijing Teamsun is Room 501, 5/F., No. 23 Building, 10 East Block XiBeiWang East Road, HaiDian District, Beijing, China.

(3)	Based solely on information reported on a Schedule 13G filed with the SEC on February 10, 2023. The address of Wasatch Advisors LP is 505 Wakara Way, Salt Lake City, UT 84108.
(4)	Based solely on information reported on a Schedule 13G/A filed with the SEC on January 31, 2023. Includes 5,434,471 shares over which Blackrock Inc. has sole power to vote and 5,494,512 shares over which Blackrock Inc. has sole dispositive power. The address of Blackrock Inc. is 55 East 52nd Street, New York, NY 10055.
(5)	Consists of (a) 669,034 shares held of record by Mr. Carney, (b) 12,542 shares held of record by The Lloyd A. Carney Revocable Trust dated September 25, 1995, (c) 5,200 shares held of record by The Lloyd Carney Foundation, (d) 288,800 shares held of record by The Lloyd Carney 2018 Grantor Retained Annuity Trust, (e) 19,675 shares held of record by The Lloyd Carney 2020 Grantor Retained Annuity Trust, and (f) 74,345 shares held of record by The Ana M. Carney Living Trust.
(6)	Consists of (a) 59,024 shares held of record by Mr. Benhamou, (b) 23,500 shares held of record by The Eric Benhamou Living Trust, (c) 200,000 shares held of record by The Eric Benhamou Grantor Retained Annuity Trust, and (d) 63,533 shares subject to options exercisable within 60 days of February 23, 2023.
(7)	Consists of (a) 2,265,216 shares held of record by Mr. Livschitz and (b) 83,312 shares issuable upon the vesting of RSUs within 60 days of February 23, 2023.
(8)	Consists of (a) 18,584 shares held of record by Mr. Wang, and (b) 42,397 shares subject to options exercisable within 60 days of February 23, 2023.
(9)	Consists of (a) 13,645 shares held of record by Ms. Zhang, (b) 139,655 shares held of record by Renascia Fund B LLC for which Ms. Zhang is the managing member and chief executive, and (c) 63,533 shares subject to options exercisable within 60 days of February 23, 2023.
(10)	Consists of (a) 194,771 shares held of record by Mr. Gryzlov, (b) 414,796 shares subject to options exercisable within 60 days of February 23, 2023, and (c) 8,093 shares issuable upon the vesting of RSUs within 60 days of February 23, 2023.
(11)	Consists of (a) 221,696 shares held of record by Mr. Doradla, (b) 97,125 shares subject to options exercisable within 60 days of February 23, 2023, and (c) 8,093 shares issuable upon the vesting of RSUs within 60 days of February 23, 2023.
(12)	Consists of (a) 123,923 shares held of record by Mr. Klimoff, (b) 48,084 shares held of record by O. Fox Charitable Trust, (c) 242,800 shares subject to options exercisable within 60 days of February 23, 2023, and (c) 8,093 shares issuable upon the vesting of RSUs within 60 days of February 23, 2023.
(13)	Consists of (a) 4,448,284 shares held of record, (b) 881,787 shares subject to options exercisable within 60 days of February 23, 2023, and (c) 149,988 shares issuable upon the vesting of RSUs within 60 days of February 23, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since January 1, 2022, there have been no transactions to which Grid Dynamics has been a participant, in which: (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of Grid Dynamics’ total assets at year-end for the last two completed fiscal years; and (ii) any of its directors, executive officers, or holders of more than 5% of its capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

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

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth the approximate aggregate fees billed to the Company by Grant Thornton LLP in 2020 and 2021 (in thousands):

Fee Category	2021	2022
Audit Fees(1)	$750,000	$1,205,000
Audit-Related Fees(2)	$116,000	$100,000
Tax Fees(3)	44,250	$23,130
All Other Fees(4)	177,018	$50,000
Total	$1,087,268	$1,378,130

(1)	“Audit Fees” consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.

(2)	“Audit-Related Fees” are aggregate fees billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include services related to offering of common stock and consents for registration statements.

(3)	“Tax Fees” are the aggregate fees billed by Grant Thornton LLP for professional services rendered in connection with tax compliance, advice and planning.

(4)	“All Other Fees” consist of the aggregate fees billed by Grant Thornton LLP for professional services rendered for buy-side due diligence.

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

2. Financial Statement Schedules:  No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.1	February 28, 2023

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.2	February 28, 2023

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID DYNAMICS HOLDINGS, INC.
(Registrant)

May 1, 2023	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer
(Principal Executive Officer)