Form 10-Q
period 2023-03-31
GRID DYNAMICS HOLDINGS, INC.
filed 2023-05-04
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of April 30, 2023, there were 74,896,752 shares of registrant’s common stock issued and outstanding.

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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$258,368	$256,729
Accounts receivable, net of allowance of $465 and $443 as of March 31, 2023 and December 31, 2022, respectively	50,951	48,358
Unbilled receivables	6,512	5,591
Prepaid income taxes	5,933	4,294
Prepaid expenses and other current assets	8,315	8,154
Total current assets	330,079	323,126
Property and equipment, net	8,840	8,215
Operating lease right-of-use assets, net	8,234	7,694
Intangible assets, net	19,694	20,375
Goodwill	45,514	45,514
Deferred tax assets	5,818	4,998
Other noncurrent assets	1,408	1,224
Total assets	$419,587	$411,146

Liabilities and equity
Current liabilities
Accounts payable	$3,206	$3,897
Accrued compensation and benefits	19,119	13,065
Accrued income taxes	14,024	10,718
Operating lease liabilities, current	3,178	2,505
Accrued expenses and other current liabilities	10,831	8,525
Total current liabilities	50,358	38,710
Deferred tax liabilities	3,653	3,756
Operating lease liabilities, noncurrent	5,691	5,636
Total liabilities	59,702	48,102

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 74,896,752 and 74,156,458 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	382,322	378,006
Accumulated deficit	(22,091)	(14,121)
Accumulated other comprehensive loss	(353)	(848)
Total stockholders’ equity	359,885	363,044
Total liabilities and stockholders’ equity	$419,587	$411,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$80,080	$71,410
Cost of revenue	51,505	44,631
Gross profit	28,575	26,779

Operating expenses
Engineering, research, and development	4,203	3,096
Sales and marketing	5,634	4,215
General and administrative	24,730	19,265
Total operating expenses	34,567	26,576

Income/(loss) from operations	(5,992)	203
Other income/(expenses), net	1,682	(700)
Loss before income taxes	(4,310)	(497)
Provision for income taxes	3,660	2,170
Net loss	$(7,970)	$(2,667)

Foreign currency translation adjustments, net of tax	495	(283)
Comprehensive loss	$(7,475)	$(2,950)

Loss per share
Basic	$(0.11)	$(0.04)
Diluted	$(0.11)	$(0.04)

Weighted average shares outstanding
Basic	74,459	66,919
Diluted	74,459	66,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	74,156	$7	$378,006	$(14,121)	$(848)	$363,044
Net loss	—	—	—	(7,970)	—	(7,970)
Stock-based compensation	—	—	13,257	—	—	13,257
Exercise of stock options	1	—	10	—	—	10
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	739	—	(8,951)	—	—	(8,951)
Foreign currency translation adjustment, net of tax	—	—	—	—	495	495
Balance at March 31, 2023	74,896	$7	$382,322	$(22,091)	$(353)	$359,885

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	66,851	$7	$212,077	$15,093	$(126)	$227,051
Net loss	—	—	—	(2,667)	—	(2,667)
Stock-based compensation	—	—	8,661	—	—	8,661
Exercise of stock options	72	—	292	—	—	292
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	134	—	(1,802)	—	—	(1,802)
Foreign currency translation adjustment, net of tax	—	—	—	—	(283)	(283)
Balance at March 31, 2022	67,057	$7	$219,228	$12,426	$(409)	$231,252
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(7,970)	$(2,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,645	1,589
Operating lease right-of-use assets amortization expense	650	636
Bad debt expense	20	45
Deferred income taxes	(923)	(87)
Debt issuance cost amortization	23	—
Stock-based compensation	13,257	8,661
Changes in assets and liabilities:
Accounts receivable	(2,613)	(2,573)
Unbilled receivables	(921)	(866)
Prepaid income taxes	(1,639)	(199)
Prepaid expenses and other current assets	(368)	(1,268)
Accounts payable	(691)	159
Accrued compensation and benefits	6,054	5,384
Operating lease liabilities	(462)	(987)
Accrued income taxes	3,306	1,898
Accrued expenses and other current liabilities	2,306	(208)
Net cash provided by operating activities	11,674	9,517
Cash flows from investing activities
Purchase of property and equipment	(1,589)	(1,653)
Net cash used in investing activities	(1,589)	(1,653)
Cash flows from financing activities
Proceeds from exercises of stock options, net of shares withheld for taxes	10	292
Payments of tax obligations resulted from net share settlement of vested stock awards	(8,951)	(1,802)
Payment of contingent consideration related to previously acquired businesses	—	(1,933)
Proceeds from debt	—	5,000
Debt issuance cost	—	(194)
Net cash (used in)/provided by financing activities	(8,941)	1,363
Effect of exchange rate changes on cash and cash equivalents	495	(283)
Net increase in cash and cash equivalents	1,639	8,944
Cash and cash equivalents, beginning of period	256,729	144,364
Cash and cash equivalents, end of period	$258,368	$153,308

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,926	$643
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 1 — Nature of operations and summary of significant accounting policies
Grid Dynamics Holdings, Inc. (the “Company”) provides enterprise-level digital transformation in the areas of technology consulting, agile custom software development, and data analytics to Fortune 1000 companies. The Company’s headquarters and principal place of business is in San Ramon, California.
The following is a summary of critical accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements. Full description of significant accounting policies is provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 28, 2023.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on February 28, 2023.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. The most significant subcontractor as of March 31, 2023 is GD AM, LLC (“Affiliate”), third-party contractor located in Armenia. The Affiliate exclusively supports and performs services on behalf of the Company and its customers. The Company has no ownership in the Affiliate. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliates because the Company has the power to direct the VIEs’ most significant activities and is the primary beneficiary of the Affiliates. The assets and liabilities of the Affiliates primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation.
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

Measurement of Credit Losses on Financial Instruments — In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments that was subsequently amended by ASU 2019-4, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, ASU 2019-5, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief, and clarified with the release of ASU 2020-2 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). These ASUs replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. The Company adopted Topic 326, effective January 1, 2023, using a modified-retrospective approach. Adoption of Topic 326 did not have any impact on its condensed consolidated financial statements.
Recently issued accounting pronouncements
The Company considered the applicability of all recently issued ASUs and believes their impact will not have a material impact on its condensed consolidated financial position, results of operations and cash flows upon adoption.
Note 2 — Acquisitions
Mutual Mobile — On December 23, 2022, the Company acquired 100% of the equity interest of the software company Mutual Mobile Inc. (“Mutual Mobile”). Founded in 2009, Mutual Mobile is based in the United States and India, offers end-to-end design and development of next-generation applications, combining mobile, augmented/virtual/mixed reality, and cloud edge / IoT practices. The acquisition of Mutual Mobile added approximately 180 employees to the Company’s headcount. The acquisition will accelerate Company’s strategic expansion into the India engineering market and further solidifies Grid Dynamics’ commitment to global growth. The total purchase consideration is $16.1 million and consists of cash consideration of $12.8 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $3.3 million. The maximum amount of potential contingent cash consideration is $5.0 million. The contingent consideration is payable based on revenue and gross profit metrics to be achieved by Mutual Mobile within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. See Note 3 for further details on contingent consideration.
Tacit — On May 29, 2021, the Company acquired 100% of the equity interest of the global consultancy company Tacit Knowledge Inc. (“Tacit”). Founded in 2002, Tacit is a global provider of digital commerce solutions, serving customers across the UK, North America, Continental Europe, and Asia. The acquisition of Tacit added approximately 180 employees to the Company's headcount. The acquisition will augment the Company’s service offerings and will strengthen its competitive position within the market. Additionally, the acquisition will also enable the Company to leverage near-shore capabilities with Tacit’s presence in Mexico. The total purchase consideration is $37.6 million and consists of cash consideration of $33.6 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $4.0 million. The maximum amount of potential contingent cash consideration is $5.0 million. See Note 3 for further details on contingent consideration.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

	Mutual Mobile	Tacit
	(in thousands)
Current assets	$4,982	$9,145
Property, plant and equipment	132	466
Intangible assets	3,749	12,913
Goodwill	9,556	21,268
Other noncurrent assets	102	—
Total assets acquired	$18,521	$43,792

Accounts payable and accrued expenses	(1,576)	(3,675)
Deferred taxes	(875)	(2,500)
Total liabilities assumed	$(2,451)	$(6,175)
Purchase price allocation	$16,070	$37,617
Current assets acquired include cash and cash equivalents in the amount of $3.5 million for Mutual Mobile and $3.0 million for Tacit accordingly. The purchase price for both acquisitions was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach. Goodwill for Mutual Mobile and Tacit is not deductible for income tax purposes.
For the acquisition of Mutual Mobile, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to finalize the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
During the fourth quarter of 2021, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Tacit.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes as of March 31, 2023 are as follows:

	Mutual Mobile		Tacit
	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands, except in years)
Customer relationships	$3,453	8 years	$11,737	12 years
Trade name	152	4 years	1,176	4 years
Non-compete agreements	144	2 years	—	—
Total identified intangible assets	$3,749		$12,913
The Company used the acquisition method of accounting for all acquisitions, and consequently, the results of operations for all acquisitions are reported in the consolidated financial statements from the dates of acquisition.
The following unaudited pro forma information presents the combined results of operations as if the acquisitions of Mutual Mobile had occurred at the beginning of the year preceding the acquisition date. Pre-acquisition results of business acquired have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles and related income taxes. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results

These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

Three Months Ended March 31, 2022
(in thousands)
Revenue	$74,402
Net loss	$(1,970)
Diluted loss per share	$(0.03)
Note 3 — Fair value
The Company’s financial assets and liabilities, with the exceptions of contingent consideration payable described further herein, are all short term in nature; therefore, the carrying value of these items approximates their fair value.
The Company measures contingent consideration payable at fair value on a recurring basis using significant inputs that are not observable in the market. Fair value of the contingent consideration liability is based on the Monte-Carlo model which is primarily based on budgets and discounted cash flow analysis. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration payable primarily result from changes in timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results.
During the year ended December 31, 2022 the Company completed the acquisition of Mutual Mobile under which the Company committed to make a cash earnout payment subject to attainment of specific performance targets. The weighted average discount rate used to determine the final fair value of Mutual Mobile contingent considerations was 10.1%.
The Company records contingent consideration payable in Other current liabilities in its unaudited condensed consolidated balance sheet. There were no changes recorded for Level 3 acquisition-related contingent consideration payable in unaudited condensed consolidated financial statements for the three months ended March 31, 2023.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities, are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$168,607	$168,607	$168,607	$—	$—

December 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$205,787	$205,787	$205,787	$—	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investment in equity securities of a related party that do not have readily determinable fair values. This investment is recorded at cost and is remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of the investment was $1.0 million as of March 31, 2023 and December 31, 2022, and was classified as Other noncurrent assets in the Company’s unaudited condensed consolidated balance sheets.
Note 4 — Prepaid expenses and other current assets
The prepaid expenses and other current assets were as follows:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$3,817	$3,323
Guarantee deposits placed	2,092	2,295
Value added tax receivable	1,679	1,384
Other prepaid and current assets	727	1,152
Total prepaid expenses and other current assets	$8,315	$8,154

Note 5 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		March 31, 2023	December 31, 2022
	(in years)	(in thousands)
Computers and equipment	2-5	$11,765	$11,679
Furniture and fixtures	3-10	1,669	1,614
Leasehold improvements	2-8	1,190	646
Software	3-5	1,053	1,053
Machinery and automobiles	4-6	384	349
		$16,061	$15,341
Less: Accumulated depreciation and amortization		(9,380)	(8,614)
		$6,681	$6,727

Capitalized software development costs	2-3	$7,235	$6,210
Less: Accumulated amortization		(5,076)	(4,722)
		$2,159	$1,488
Property and equipment, net		$8,840	$8,215

Note 6 — Intangible assets, net
Intangible assets, net consistedof the following:

	Estimated Useful Life	As of
		March 31, 2023	December 31, 2022
	(in years)	(in thousands)
Customer relationships	8-12	$19,424	$19,424
Tradenames	4-10	4,828	4,828
Non-compete agreements	2	584	584
		$24,836	$24,836
Less: Accumulated amortization		(5,142)	(4,461)
Intangible assets, net		$19,694	$20,375

Note 7 — Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Contingent consideration payable	$3,288	$3,288
Accrued rebates	1,860	473
Accrued expenses	1,760	829
Value added tax payable	1,615	1,345
Customer deposits	794	754
Deferred revenue	726	1,124
Other liabilities	788	712
Total accrued expenses and other current liabilities	$10,831	$8,525
As of March 31, 2023 and December 31, 2022 the Company had payable to its related party in the amount of $0.6 million that was classified as Other current liabilities in unaudited condensed consolidated balance sheet.
Note 8 — Debt
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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of March 31, 2023, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
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
As of March 31, 2023 and December 31, 2022, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement.

Note 9 — Revenue
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three months ended March 31, 2023 and 2022.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon billed client location. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended March 31,
	2023	2022
Customer Location	(in thousands)
North America	$63,949	$57,609
Europe	15,894	13,735
Other	237	66
Total Revenues	$80,080	$71,410
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended March 31,
	2023	2022
Vertical	(in thousands)
Technology, Media and Telecom	$26,811	$21,444
Retail	25,396	23,307
CPG/Manufacturing(1)	12,646	14,979
Finance	6,515	4,527
Other	8,712	7,153
Total Revenues	$80,080	$71,410
__________________________
(1)CPG stands for Consumer Packaged Goods
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended March 31,
	2023	2022
Contract Type	(in thousands)
Time-and-material	$70,526	$65,206
Fixed-fee	9,554	6,204
Total Revenues	$80,080	$71,410
Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized. As of March 31, 2023 and December 31, 2022 the Company did not have material contract assets. Contract liabilities were $0.7 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively.

Remaining performance obligation
ASC 606 “Revenue from Contracts with Customers” requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2023 and December 31, 2022. This disclosure is not required for:
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
All of the Company’s contracts met one or more of these exemptions as of March 31, 2023 and December 31, 2022.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended March 31,
	2023	2022
Customer 1	13.9%	11.2%
Customer 2	n/a	10.3%
During the three months ended March 31, 2023 and March 31, 2022 the Company recorded revenue from its related parties of $1.8 million and $1.2 million, respectively.
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	March 31, 2023	December 31, 2022
Accounts receivable	2	2
Unbilled receivable	2	2
As of March 31, 2023 and December 31, 2022 accounts receivable from related parties were $1.1 million and $0.9 million, respectively.

Note 10 — Leases
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
The Company’s leases have remaining lease terms ranging from 0.7 to 5.1 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.

As of March 31, 2023 and December 31, 2022, the Company had no finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. During three months ended March 31, 2023 and March 31, 2022 lease costs were as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Operating lease cost	$781	$694
Variable lease cost	194	24
Short-term lease cost	98	239
Total lease cost	$1,073	$957
Supplemental information related to operating lease transactions is as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Lease liability payments	$727	$866
Lease assets obtained in exchange for liabilities	$1,022	$—
Non-cash net decrease in lease assets due to lease modifications	$—	$(28)
Non-cash net decrease in lease liability due to lease modifications	$—	$28
Weighted average remaining lease term and discount rate as of March 31, 2023 is as follows:

	Three months ended March 31,
	2023	2022
Weighted average remaining lease term, in years	3.5	3.5
Weighted average discount rate	5.5%	3.4%

As of March 31, 2023, operating lease liabilities will mature as follows:

Years ending December 31, (in thousands)	Lease Payments
2023 (excluding three months ended March 31, 2023)	$2,380
2024	3,062
2025	2,109
2026	1,198
2027	993
2028	89
Total lease payments	9,831
Less: imputed interest	(962)
Total	$8,869
There were no material lease agreements signed with related parties as of March 31, 2023 and December 31, 2022.
Note 11 — Income taxes
The Company recorded income tax expense of $3.7 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate was (84.9)% and (436.6)% for the first quarter of 2023 and 2022, respectively. The change in the effective tax rate for the three months ended March 31, 2023, as compared to the same period in 2022 was attributable mainly to Section 162(m) compensation deduction limitations and foreign inclusion adjustment.

For the three months ended March 31, 2023, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through March 31, 2023, the Company determined that small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. As of March 31, 2023, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2023 due to the inability to reliably or accurately forecast 2023 operating expenses. Similarly, for the three months ended March 31, 2023, due to uncertainties created by geopolitical risks, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 12 — Stock-based compensation
Employee stock-based compensation cost recognized in the consolidated statements of loss and comprehensive loss was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$460	$249
Engineering, research, and development	1,653	864
Sales and marketing	1,055	671
General and administrative	10,089	6,877
Total stock-based compensation	$13,257	$8,661
Stock Options
2018 Plan
Stock option activity under the Company’s 2018 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2022	1,598,811	$3.54	$12,279	6.0
Options exercised	—	$—
Options forfeited	—	$—
Options outstanding as of March 31, 2023	1,598,811	$3.54	$12,663	5.8

Options vested and exercisable as of March 31, 2023	1,551,925	$3.54	$12,291	5.8
The total unrecognized compensation expenses related to 2018 Plan options as of March 31, 2023 was $0.03 million to be expensed on a straight-line basis over 0.4 years.
2020 Plan
As of March 31, 2023, 7.0 million shares were available for grant under 2020 Incentive Stock Plan ("2020 Plan").
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2022	3,003,611	$13.22	$3,883	8.3
Options granted	289,200	$11.97
Options exercised	(1,187)	$8.43
Options forfeited	(69,542)	$16.96
Options expired	(7,087)	$20.51
Options outstanding as of March 31, 2023	3,214,995	$13.02	$4,180	8.2

Options vested and exercisable as of March 31, 2023	1,245,166	$10.67	$3,042	7.3

The Company elected the policy to account for forfeitures as these occur. The total unrecognized compensation expenses related to 2020 Stock Plan options as of March 31, 2023 was $11.5 million to be expensed on a straight-line basis over the remaining 2.8 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2022	2,245,968	$11.99
Awards granted	59,000	$11.97
Awards vested and released	(167,439)	$8.60
Unvested awards as of March 31, 2023	2,137,529	$12.23
During the three months ended March 31, 2023 the Company net withheld and returned to the 2020 Plan pool 0.1 million shares to cover $0.9 million tax obligations for RSU releases. The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of March 31, 2023 was $16.9 million to be expensed on a straight-line basis over 1.1 years.
Performance Stock Units
The following table summarizes activity of the Company's PSUs for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2022	1,328,482	$39.41
Awards granted	523,938	$11.97
Awards vested and released	(1,328,482)	$39.41
Unvested awards as of March 31, 2023	523,938	$11.97
During the three months ended March 31, 2023 the Company withheld 0.7 million shares to cover the $8.1 million tax obligations related to the release of vested 2022 PSU shares certified at 256% performance goal achievement on February 21, 2023. The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of March 31, 2023 was $8.7 million to be expensed over 0.9 years based on projected 154% performance goal achievement.

Note 13 — Earnings per share
Basic earnings per share (“EPS”) is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance stock units. The dilutive effect of potentially dilutive securities is reflected in diluted EPS in order of dilution and by application of the treasury stock method and the if-converted method for stock-based compensation and convertible preferred securities, respectively.
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Numerator for basic and diluted loss per share
Net loss	(7,970)	(2,667)

Denominator for basic and diluted loss per share
Weighted-average shares outstanding – basic and diluted	74,459	66,919

Net loss per share
Basic	$(0.11)	$(0.04)
Diluted	$(0.11)	$(0.04)
The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock options to purchase common stock	4,697	4,178
Restricted stock units	2,221	1,453
Performance stock units	1,102	576
Total	8,020	6,207

Note 14 — Commitments and contingencies
Legal Matters
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

Note 15 — Subsequent events
The Company performed its subsequent event procedures through May 4, 2023, the date these condensed consolidated financial statements were issued.
On April 18, 2023, the Company acquired NextSphere Technologies, Inc. (“NextSphere”). Founded in 2006, NextSphere Technologies is headquartered in Tampa, FL, and its clients are US-based. They also have an engineering presence in Phoenix, AZ, and operate two large engineering centers in the India tech hubs of Hyderabad and Chennai. The company specializes in modern application development, systems monetization, product development, cloud & infrastructure services, and quality assurance. Over the years, the company has worked with several brands across numerous industry verticals with expertise in Healthcare, Fintech and CPG/Manufacturing industries.
The Company believes this acquisition will support the Company’s objectives of enhancing its technical capabilities, expanding global footprint, and increasing its client base. The Company paid approximately $16.7 million (net of cash acquired) at closing and could pay up to $2.0 million in earn-out consideration based on achievement of certain revenue and gross profit targets. The Company is currently in the process of finalizing the accounting for this transaction and expect to complete its preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of Grid Dynamics Holdings, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2022, which has been filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023.
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

The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three months ended March 31,
	2023		2022
	(in thousands, except per share data and percentages)
Revenues	$80,080	100.0%	$71,410	100.0%
Gross profit	28,575	35.7%	26,779	37.5%
Income/(loss) from operations	(5,992)	(7.5)%	203	0.3%
Net loss	(7,970)	(10.0)%	(2,667)	(3.7)%
Diluted loss per share	$(0.11)	n/a	$(0.04)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	10,832	13.5%	11,375	15.9%
Non-GAAP Net Income(1)	6,523	8.1%	6,948	9.7%
Non-GAAP Diluted EPS(1)	$0.08	n/a	$0.10	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
During the first quarter of 2023 our revenues of $80.1 million remained flat compared to the three months ended December 31, 2022, and were up by $8.7 million from the three months ended March 31, 2022. The year-over-year increase in revenues was due to a combination of increased business volumes from existing and new customers and the acquisition of Mutual Mobile.
During the three months ended March 31, 2023, our Technology Media, and Telecom (“TMT”) vertical remained our largest industry comprising 33.5% of our quarterly revenues. On a year-over-year basis, the growth of the vertical was driven by increase in business from our large technology customers. Retail ended up with 31.7% of revenue and remained relatively on the same level in comparison to the three months ended December 31, 2022, and a growth of 9.0% on a year-over-year basis. The year-over-year growth was driven by a combination of factors that included ramp up at existing customers, revenue contribution from new customers, and revenue from the acquisition of Mutual Mobile. During the three months ended March 31, 2023, our Consumer Packaged Goods (“CPG”)/Manufacturing vertical declined by (15.6)% and (10.2)% on a year-over-year and sequential basis, respectively. Key reasons for the decline were a combination of macro-related uncertainty resulting in a more cautionary outlook towards spending and customer specific factors. During the first quarter of 2023, Finance, and Other verticals contributed to 8.1%, and 10.9%, respectively. Revenues from our Top 5 customers during the quarter decreased by (2.0)% to 40.8% compared to the same period a year ago mainly due to a decrease in revenues generated from our largest CPG/Manufacturing customer.
We ended the first quarter of 2023 with $(8.0) million, or (10.0)% in GAAP Net Loss, a change from a GAAP Net Loss of $(6.7) million, or (8.3)% in the three months ended December 31, 2022 and a GAAP Net Loss of $(2.7) million, or (3.7)% in the first quarter of 2022. The year-over-year increase in GAAP Net Loss was largely driven by a combination of higher stock-based compensation expenses and labor costs as well as additional transaction and transformation related costs slightly offset by higher revenues. We ended the first quarter of 2023 with $10.8 million, or 13.5% in Non-GAAP EBITDA, down from $16.5 million, or 20.4% in the fourth quarter of 2022 and from $11.4 million, or 15.9% in the three months ended March 31, 2022. The sequential decrease in Non-GAAP EBITDA was largely driven by decline in gross profit and higher operating expenses,
Business Update Regarding Military Action in Ukraine
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. During the three months ended June 30, 2022, we relocated the majority of our Russia based employees outside of Russia. As of May 2023, we have no personnel in Russia and are performing no client services from Russia.
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
For additional information on the various risks posed by the military action in Ukraine and the impact in the region, as well as other macroeconomic factors affecting our business, please read “Part II. Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.
Recent Acquisitions
On December 23, 2022, we acquired Mutual Mobile Inc. (“Mutual Mobile”), a company based out of Austin, Texas and with delivery operations in India. Mutual Mobile offers end-to-end design and development of next-generation applications, combining mobile, augmented/virtual/mixed reality, and cloud edge / IoT practices. It has developed wide-ranging, technical solutions for prominent global brands across numerous industry verticals, with Technology, Healthcare, Automotive, and Financial Services representing the top verticals by revenue. The acquisition of Mutual Mobile enhances our skills in the area of mobile technologies and UX expertise as well as accelerates our strategic expansion to India and supports our commitment towards offering our customers a global engineering and delivery platform.
On April 18, 2023, we acquired NextSphere Technologies Inc. (“NextSphere”), a full-service custom application development firm. NextSphere is headquartered in Tampa, FL, and its clients are US-based. It also has an engineering presence in Phoenix, AZ, and operates two large engineering centers in the India tech hubs of Hyderabad and Chennai. The acquisition of Nextsphere will support our objectives of enhancing our technical offerings, expanding our global footprint, and increasing our client base.
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

The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of March 31,
	2023	2022
CEE, U.K., and the Netherlands	2,952	3,248
Americas	515	406
Rest of the world	277	17
Total	3,744	3,671
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. During the first quarter of 2023, the total number of customers was 220, up from 213 customers in the same period a year ago. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. During the first quarter of 2023 one customer accounted for 10% or more of Grid Dynamics’ revenue for the period compared to two customers during the first quarter of 2022.
The following table presents revenues concentration by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percentages)
Top one customer	$11,157	13.9%	$8,006	11.2%
Top five customers	$32,667	40.8%	$30,543	42.8%
Top ten customers	$48,391	60.4%	$41,653	58.3%
Top twenty customers	$57,981	72.4%	$51,518	72.1%
Customers below top twenty	$22,099	27.6%	$19,892	27.9%

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

The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
GAAP net loss	$(7,970)	$(2,667)
Adjusted for:
Depreciation and amortization	1,645	1,589
Provision for income taxes	3,660	2,170
Stock-based compensation	13,257	8,661
Transaction and transformation-related costs (1)	788	—
Geographic reorganization (2)	691	922
Restructuring costs (3)	443	—
Other (income)/expense, net (4)	(1,682)	700
Non-GAAP EBITDA	$10,832	$11,375
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
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprised of severance charges and respective taxes.
(4)Other (income)/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses as well as other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.
The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net loss for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
GAAP net loss	$(7,970)	$(2,667)
Adjusted for:
Stock-based compensation	13,257	8,661
Transaction and transformation-related costs (1)	788	—
Geographic reorganization (2)	691	922
Restructuring costs (3)	443	—
Other (income)/expense, net (4)	(1,682)	700
Tax impact of non-GAAP adjustments (5)	996	(668)
Non-GAAP Net Income	$6,523	$6,948
Number of shares used in the GAAP Diluted EPS	74,459	66,919
GAAP Diluted EPS	$(0.11)	$(0.04)
Number of shares used in the Non-GAAP Diluted EPS	77,129	70,176
Non-GAAP Diluted EPS	$0.08	$0.10

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
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprised of severance charges and respective taxes.
(4)Other (income)/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses as well as other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.
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
Results of Operations
The three months ended March 31, 2023 compared to the three months ended March 31, 2022
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
	(in thousands, except percentages)
Revenue	$80,080	$71,410	$8,670	12.1%
Cost of revenue	51,505	44,631	6,874	15.4%
Gross profit	28,575	26,779	1,796	6.7%
Engineering, research, and development	4,203	3,096	1,107	35.8%
Sales and marketing	5,634	4,215	1,419	33.7%
General and administrative	24,730	19,265	5,465	28.4%
Total operating expense	34,567	26,576	7,991	30.1%
Income/(loss) from operations	(5,992)	203	(6,195)	(3,051.7)%
Other income/(expense), net	1,682	(700)	2,382	(340.3)%
Income/(loss) before income taxes	(4,310)	(497)	(3,813)	767.2%
Provision for income taxes	3,660	2,170	1,490	68.7%
Net loss	$(7,970)	$(2,667)	$(5,303)	198.8%
Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Three Months Ended March 31,
	2023	% of revenue	2022	% of revenue
	(in thousands, except percentages)
Technology, Media and Telecom	$26,811	33.5%	$21,444	30.0%
Retail	25,396	31.7%	23,307	32.6%
CPG/Manufacturing	12,646	15.8%	14,979	21.0%
Finance	6,515	8.1%	4,527	6.3%
Other	8,712	10.9%	7,153	10.1%
Total	$80,080	100.0%	$71,410	100.0%
Revenue. Revenue increased by $8.7 million, or 12.1%, to $80.1 million in the three months ended March 31, 2023 from $71.4 million in the three months ended March 31, 2022. The year-over-year increase was largely driven by a combination of higher business volume combined with contributions from the acquisition of Mutual Mobile.
Cost of Revenue. Cost of revenue increased by $6.9 million, or 15.4%, to $51.5 million in the first quarter of 2023 from $44.6 million in the same period last year largely from increased costs of personnel to support higher revenue.

Gross Profit. Gross profit increased by $1.8 million, or 6.7%, to $28.6 million in the first quarter of 2023 from $26.8 million in the comparable period of 2022. Gross margin (gross profit as a percentage of revenue) decreased by (1.8) percentage points to 35.7% in the three months ended March 31, 2023 from 37.5% in the three months ended March 31, 2022. The absolute increase in gross profit on a year-over-year basis was largely driven by higher revenues.
Engineering, Research and Development. Engineering, research and development expenses increased by $1.1 million, or 35.8% to $4.2 million in the three months ended March 31, 2023 as compared to the same period last year. The increase was primarily due to increase in staffing and greater investments in customer delivery operations.
Sales and Marketing. Sales and marketing expenses increased by $1.4 million, or 33.7% to $5.6 million in the three months ended March 31, 2023 as compared to the same period of 2022. The increase on a year-over-year basis was mainly due to increase in sales personnel and new sales initiatives. Sales and marketing expenses as a percentage of revenue during the first quarter of 2023 increased by 1.1% which is closely tied to increase in revenues.
General and Administrative. General and administrative expenses increased by 28.4% during the three months ended March 31, 2023 and reached $24.7 million compared to $19.3 million during the first quarter of 2022. The increase was mainly due to increase in stock-based compensation, increase in wages and bonuses, additional expenses from facilities, increase in amortization of intangibles, and transaction and transformation-related costs.
Other Income/(Expenses), Net. During the three months ended March 31, 2023 the Company generated $1.7 million of other income compared to other expenses of $(0.7) million recorded during the same period of 2022. Our other income during the first quarter of 2023 comprised mainly of income generated by our money market funds which we started to receive during the third quarter of 2022.
Provision for Income Tax. During the three months ended March 31, 2023 we recognized a provision for income tax of $3.7 million compared to $2.2 million in the same period of 2022. The difference in the tax provision was attributable mainly to Section 162(m) compensation deduction limitations and foreign inclusion adjustment.
Net Loss. During three months ended March 31, 2023, we recognized net loss of $(8.0) million compared to $(2.7) million in the same period of 2022 due to the reasons stated above.
Liquidity and Capital Resources
Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations, and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $258.4 million as of March 31, 2023 is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.
The Company’s cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. As of March 31, 2023 and December 31, 2022 Grid Dynamics had cash and cash equivalents amounting to $258.4 million and $256.7 million respectively. Of this amount, $21.6 million and $16.8 million, respectively, was held outside the United States. Cash balances held in Ukraine as of March 31, 2023 and December 31, 2022 combined equaled $3.7 million and $0.6 million, respectively. Cash held outside of the United States is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. If we decide to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, we may be subject to foreign withholding taxes. Additionally the Company holds cash deposits in countries where the banking sector remains periodically unstable, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. Such countries apart from Ukraine include Armenia, Moldova, Romania, India, and Mexico. The Company places its cash with financial institutions considered stable in the region and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it operates. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, may result in the loss of the Company’s deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
On March 15, 2022, we entered into a new agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders. See Note 8 to the condensed consolidated financial statements. As of March 31, 2023 we had no outstanding debt under the credit facility.
On April 18, 2023, we closed the acquisition of Next Sphere which involved payment of approximately $16.7 million (net of cash acquired) at closing.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$11,674	$9,517
Net cash used in investing activities	$(1,589)	$(1,653)
Net cash (used in)/provided by financing activities	$(8,941)	$1,363
Effect of exchange rate changes on cash and cash equivalents	$495	$(283)
Net increase in cash and cash equivalents	$1,639	$8,944
Cash, cash equivalents (beginning of period)	$256,729	$144,364
Cash, cash equivalents (end of period)	$258,368	$153,308
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2023 increased by $2.2 million to $11.7 million from $9.5 million provided by in the same period of 2022, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges).
Investing Activities. Net cash used in investing activities during the first quarter of 2023 and 2022 remained relatively on the same level and comprised of capital expenditures for computer hardware, related equipment and software.
Financing Activities. Net cash used in financing activities in the three months ended March 31, 2023 was $(8.9) million and reflected the tax withholding obligations due to issuance of shares in connection with vested awards. The decrease is mainly due to the tax withholding obligations which were $(7.1) million lower during the three months ended March 31, 2022. Simultaneously, the Company received proceeds from a revolving credit facility during the first quarter of 2022.
Off-Balance Sheet Arrangements and Commitments
Except for its credit support for the letter of credit and balances on corporate credit cards, Grid Dynamics does not have any off-balance sheet arrangements of the kind required to be disclosed under SEC rules and does not have any off-balance sheet or contingent commitments, except as described above with respect to operating leases in Note 10.
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
Recently Adopted and Issued Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 1 to Grid Dynamics’ condensed consolidated financial statements.

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
In the three months ended March 31, 2023, approximately 34.9% of Grid Dynamics’ $86.1 million combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 40.7% of Grid Dynamics’ $71.2 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended March 31, 2022.
In the three months ended March 31, 2023:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.8 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.0 million decrease in income from operations.
•a 10% decrease in the value of the British pounds against the U.S. dollar would have resulted in a $0.2 million decrease in Grid Dynamics’ income from operations, while a 10% increase in the pound’s value would have resulted in a $0.2 million increase in income from operations
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $0.4 million decrease in income from operations.
In the three months ended March 31, 2022:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.4 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.5 million decrease in income from operations.
•a 10% decrease in the value of the British pounds against the U.S. dollar would have resulted in a $0.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pound’s value would have resulted in a $0.1 million decrease in income from operations
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a 0.1 million decrease in income from operations.
Grid Dynamics analyzes sensitivity to the zloty, pound sterling and pesos separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the first quarter of 2023.
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
Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
All of these risks are heightened as we are currently rapidly expanding geographically, including through acquisitions. During 2022, we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in

Yerevan, Armenia, Romania, and expansion in India and Jamaica. As we grow, we continue to explore other geographies for expansion. This may result in higher costs affecting our profitability levels. Furthermore, as we expand to new geographies, we may not be able to sustain the level of competitiveness, including high quality and low cost, of our workforce that has enabled us to succeed at our customers. Additionally, we do not have a long history of operating our business, including recruiting, training and retaining employees, in these new geographies, and our competitiveness may decline if we are not able to effectively manage these risks.
Our revenues have historically been highly dependent on a limited number of clients and industries and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
Our revenues have historically been highly dependent on a limited number of clients. In the three months ended March 31, 2023 and 2022, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 60.4% and 58.3% of our revenue from our 10 largest clients during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022 we had one and two clients, respectively, that each accounted for greater than 10% of our revenue for the periods indicated. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top three industry verticals: technology, retail and CPG/manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent periods, including net losses of $(8.0) million for the three months ended March 31, 2023 and $(2.7) million for the three months ended 2022. We may continue to incur significant losses in the future for a number of reasons, including unforeseen and high-levels of operating expenses, expansion into higher-cost geographies, increased costs due to wage inflation, and costs related to the Russian invasion of Ukraine.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia. Romania and workforce expansion in India and Jamaica. During the three months ended June 30, 2022, we relocated the majority of our Russia based employees outside of Russia. As of May 2023, we have no personnel in Russia and are performing no client services from Russia.
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
We face intense competition.
The market for technology and IT services is highly competitive and subject to rapid change and evolving industry standards and we expect competition to persist and intensify. We face competition from other offshore IT services providers in outsourcing destinations with low wage costs such as India, China, CEE countries and Latin America, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Industry clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which could reduce our revenues to the extent that our clients obtain services from competing companies. Industry clients may prefer IT services providers that have more locations or that are based in countries that are more cost-competitive, stable and/or secure than some of the emerging markets in which we operate.
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
•mergers and acquisitions or significant corporate restructuring; and
•changes in the macro-economic environment resulting in weak demand at our customers' business.
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
•bureaucratic obstacles and corruption;
•compliance with a wide variety of foreign laws, including those relating to privacy data protection and cybersecurity;
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
The legal systems of Ukraine, Poland, Serbia, India, Mexico, Moldova, Romania and other countries are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services or to which we are a party. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in Ukraine, Poland, Serbia, India, Mexico, Moldova, Romania or other countries will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
As a result of our acquisitions of Tacit in May 2021 and Mutual Mobile in December 2022, we have acquired operations in Moldova, Guadalajara, Mexico and Hyderabad, India respectively. The laws and regulations in Mexico and India to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. In Mexico, as a result of amendments in May 2019 to the Mexican Federal Labor Law (Ley Federal del Trabajo) and other related regulations, among other things, new labor authorities and courts were created, new bargaining procedures were implemented and provisions related to employees’ freedom of association and organization, collective bargaining agreements, and rules against labor discrimination were issued or amended. We cannot assure you that these changes will not lead to an increase in litigation, labor activism or increasingly contentious labor relations, which in turn may adversely affect our business, financial condition, results of operations and prospects, particularly in Mexico. These and any other policies, laws and regulations which are further adopted could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
We have internal procedures, policies and systems, including an internal mobility program, for monitoring our tax liabilities arising in connection with the business travel. However, considering that the tax authorities worldwide are paying closer attention to global mobility issues, our operations may be adversely affected by additional tax charges related to the activity of our mobile employees. These risks may also affect us as we are relocating employees from Ukraine to other locations.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency is the US Dollar. That said, the company's revenues and costs are exposed to a number of currencies that include EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupees. As we do not hedge our foreign currency, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three months ended March 31, 2023 and 2022, approximately 34.9% and 40.7% of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the three months ended March 31, 2023 and 2022, Grid Dynamics recorded $13.3 million and $8.7 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
We may require additional cash resources due to changed business conditions or other future developments. If existing resources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. Additionally we hold cash deposits in countries where the banking sector remains periodically unstable, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. Such countries apart from Ukraine include Armenia, Moldova, and Mexico. We place our cash with financial institutions considered stable in the region and conducts ongoing evaluations of the credit worthiness of the financial institutions with which we operate. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our liquidity, business and financial condition.
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
We continuously review and consider strategic acquisitions of businesses, products or technologies. For example, in December 2020 we acquired Daxx, in May 2021 we acquired Tacit, in December 2022 we acquired Mutual Mobile, and in April 2023 we acquired NextSphere Technologies. In the future we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition.
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
We receive, store and process personal information and other data from and about customers in addition to our employees and contractors. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and may be deemed to be subject to industry standards, including certain industry standards that we undertake to comply with. The laws and regulations relating to privacy. data protection and cybersecurity are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions..
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
In addition, California has enacted legislation that has been described as the first “GDPR-like” law in the U.S. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which modifies the CCPA and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA is effective as of January 1, 2023, instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. Other states have also proposed, and in certain aspects enacted, legislation similar to the CCPA including Virginia, Colorado, Utah, and Connecticut, all of which enacted such laws with effectiveness in 2023. Aspects of the CCPA, CPRA, other state laws, and their interpretations remain uncertain. We cannot yet fully predict the impact of these laws on our business or operations, but developments regarding these and other privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial additional costs and expenses in an effort to maintain compliance on an ongoing basis. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data. For example, under Russian law, all data operators collecting personal data of Russian citizens through electronic communications, including the Internet, must comply with Russian laws regulating the local storage of such data in databases located in the territory of Russia. This law applies not only to local data controllers but also to data controllers established outside Russia to the extent they gather personal data relating to Russian nationals through websites aimed at the territory of Russia.
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
Our operations are subject to laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control (“OFAC”) or other international economic sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Additionally, the United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. For example, as mentioned above, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus as well as certain Russian nationals which required us to terminate certain business relationships. As of May 2023, we have no office personnel in Russia and are performing no client services from Russia. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions and take other actions in the future that could further impact our business. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We operate in many parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.
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
In addition, our current and former employees or contractors could challenge our exclusive rights in the intellectual property they have developed in the course of their employment. In certain countries in which we operate, an employer is deemed to own the copyright in works created by its employees during the course, and within the scope, of their employment, provided certain requirements are complied with. The employer may be required to satisfy additional legal requirements in order to make further use and dispose of such works. While we believe that we have complied with all such requirements and have fulfilled all requirements necessary to acquire all rights in intellectual property developed by our contractors and subcontractors, these requirements are often ambiguously defined and enforced.
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
As of March 31, 2023, approximately 26 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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

Grid Dynamics Holdings, Inc.

Date: May 4, 2023	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)