Form 10-Q
period 2023-06-30
GRID DYNAMICS HOLDINGS, INC.
filed 2023-08-03
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of July 31, 2023, there were 75,336,445 shares of registrant’s common stock issued and outstanding.

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
•our business plan and our ability to effectively manage our growth and associated investments, including our GigaCube growth strategy;
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
•the possibility that we have been and may continue to be adversely affected by macroeconomic conditions, inflationary pressures, reduced corporate spending, the geopolitical climate and other economic, business, and/or competitive factors, including the effects of the global COVID-19 pandemic; and
•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those set forth in Item 1A, “Risk Factors.”
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$246,176	$256,729
Accounts receivable, net of allowance of $524 and $443 as of June 30, 2023 and December 31, 2022, respectively	48,804	48,358
Unbilled receivables	8,079	5,591
Prepaid income taxes	9,224	4,294
Prepaid expenses and other current assets	9,189	8,154
Total current assets	321,472	323,126
Property and equipment, net	10,024	8,215
Operating lease right-of-use assets, net	11,203	7,694
Intangible assets, net	28,641	20,375
Goodwill	54,633	45,514
Deferred tax assets	3,734	4,998
Other noncurrent assets	1,531	1,224
Total assets	$431,238	$411,146

Liabilities and equity
Current liabilities
Accounts payable	$5,302	$3,897
Accrued compensation and benefits	20,832	13,065
Accrued income taxes	14,215	10,718
Operating lease liabilities, current	4,154	2,505
Accrued expenses and other current liabilities	8,967	8,525
Total current liabilities	53,470	38,710
Deferred tax liabilities	3,524	3,756
Operating lease liabilities, noncurrent	7,682	5,636
Total liabilities	64,676	48,102

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 75,333,893 and 74,156,458 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	384,969	378,006
Accumulated deficit	(19,464)	(14,121)
Accumulated other comprehensive income/(loss)	1,050	(848)
Total stockholders’ equity	366,562	363,044
Total liabilities and stockholders’ equity	$431,238	$411,146
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND
COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$77,342	$77,335	$157,422	$148,745
Cost of revenue	49,037	48,474	100,542	93,105
Gross profit	28,305	28,861	56,880	55,640

Operating expenses
Engineering, research, and development	3,273	3,840	7,476	6,936
Sales and marketing	5,963	5,132	11,597	9,347
General and administrative	17,735	30,738	42,465	50,003
Total operating expenses	26,971	39,710	61,538	66,286

Income/(loss) from operations	1,334	(10,849)	(4,658)	(10,646)
Other income/(expenses), net	3,008	(626)	4,690	(1,326)
Income/(loss) before income taxes	4,342	(11,475)	32	(11,972)
Provision for income taxes	1,715	1,711	5,375	3,881
Net income/(loss)	$2,627	$(13,186)	$(5,343)	$(15,853)

Foreign currency translation adjustments, net of tax	1,403	(782)	1,898	(1,065)
Comprehensive income/(loss)	$4,030	$(13,968)	$(3,445)	$(16,918)

Income/(loss) per share
Basic	$0.03	$(0.20)	$(0.07)	$(0.24)
Diluted	$0.03	$(0.20)	$(0.07)	$(0.24)

Weighted average shares outstanding
Basic	75,145	67,136	74,804	67,028
Diluted	76,850	67,136	74,804	67,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	74,156	$7	$378,006	$(14,121)	$(848)	$363,044
Net loss	—	—	—	(7,970)	—	(7,970)
Stock-based compensation	—	—	13,257	—	—	13,257
Exercise of stock options	1	—	10	—	—	10
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	739	—	(8,951)	—	—	(8,951)
Foreign currency translation adjustment, net of tax	—	—	—	—	495	495
Balance at March 31, 2023	74,896	$7	$382,322	$(22,091)	$(353)	$359,885
Net income	—	—	—	2,627	—	2,627
Stock-based compensation	—	—	7,153	—	—	7,153
Exercise of stock options, net of shares withheld	13	—	(66)	—	—	(66)
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	425	—	(4,440)	—	—	(4,440)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,403	1,403
Balance at June 30, 2023	75,334	$7	$384,969	$(19,464)	$1,050	$366,562

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	66,851	$7	$212,077	$15,093	$(126)	$227,051
Net loss	—	—	—	(2,667)	—	(2,667)
Stock-based compensation	—	—	8,661	—	—	8,661
Exercise of stock options	72	—	292	—	—	292
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	134	—	(1,802)	—	—	(1,802)
Foreign currency translation adjustment, net of tax	—	—	—	—	(283)	(283)
Balance at March 31, 2022	67,057	$7	$219,228	$12,426	$(409)	$231,252
Net loss	—	—	—	(13,186)	—	(13,186)
Stock-based compensation	—	—	16,387	—	—	16,387
Exercise of stock options	160	—	538	—	—	538
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	77	—	(1,284)	—	—	(1,284)
Foreign currency translation adjustment, net of tax	—	—	—	—	(782)	(782)
Balance at June 30, 2022	67,294	$7	$234,869	$(760)	$(1,191)	$232,925
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(5,343)	$(15,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,777	3,280
Operating lease right-of-use assets amortization expense	1,419	1,431
Bad debt expense	113	132
Debt issuance cost amortization	45	20
Deferred income taxes	(1,203)	(731)
Change in fair value of contingent consideration issued for acquisition of business	(2,554)	—
Stock-based compensation	20,410	25,048
Changes in assets and liabilities:
Accounts receivable	1,418	(5,454)
Unbilled receivables	(1,826)	(124)
Prepaid income taxes	(4,791)	(587)
Prepaid expenses and other current assets	(755)	(3,302)
Accounts payable	1,187	1,341
Accrued compensation and benefits	6,829	7,947
Operating lease liabilities	(1,279)	(1,642)
Accrued income taxes	3,116	3,078
Accrued expenses and other current liabilities	2,016	738
Net cash provided by operating activities	22,579	15,322
Cash flows from investing activities
Purchase of property and equipment	(3,753)	(3,213)
Purchase of investment	—	(1,000)
Acquisition of business, net of cash acquired	(17,830)	—
Net cash used in investing activities	(21,583)	(4,213)
Cash flows from financing activities
Payments of tax obligations resulted from exercises of stock options, net of proceeds	(56)	830
Payments of tax obligations resulted from net share settlement of vested stock awards	(13,391)	(3,086)
Payment of contingent consideration related to previously acquired businesses	—	(1,933)
Proceeds from debt	—	5,000
Repayment of debt	—	(5,000)
Debt issuance cost	—	(201)
Net cash used in financing activities	(13,447)	(4,390)
Effect of exchange rate changes on cash and cash equivalents	1,898	(1,065)
Net increase/(decrease) in cash and cash equivalents	(10,553)	5,654
Cash and cash equivalents, beginning of period	256,729	144,364
Cash and cash equivalents, end of period	$246,176	$150,018

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,142	$1,880
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$932	$—
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on February 28, 2023.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in this subcontractor (“Affiliate”) as of June 30, 2023. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation.
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
Note 2 — Acquisitions
NextSphere — On April 18, 2023, the Company completed the acquisition of 100% of NextSphere Technologies, Inc. (“NextSphere”). Founded in 2006, NextSphere is headquartered in Tampa, FL, has an engineering presence in Phoenix, AZ, and operates two large engineering centers in India's tech hubs of Hyderabad and Chennai. NextSphere specializes in modern application development, systems monetization, product development, cloud and infrastructure services, and quality assurance. Over the years, NextSphere has worked with several brands across numerous industry verticals with expertise in Healthcare, Fintech and CPG/Manufacturing industries. The Company believes this acquisition will support the Company’s objectives of enhancing its technical capabilities, expanding its global footprint, and increasing its client base. The total purchase consideration is $25.2 million and consists of cash consideration of $24.3 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $0.9 million. The maximum amount of potential contingent cash consideration is $2.0 million. The contingent consideration is payable based on revenue and gross profit metrics to be achieved by NextSphere within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. See Note 3 for further details on contingent consideration.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

	NextSphere	Mutual Mobile
	(in thousands)
Current assets	$9,708	$4,982
Property, plant and equipment	192	132
Intangible assets	9,906	3,749
Goodwill	9,119	9,556
Other noncurrent assets	511	102
Total assets acquired	$29,436	$18,521

Accounts payable, accrued expenses and other liabilities	(1,990)	(1,576)
Deferred taxes	(2,235)	(875)
Total liabilities assumed	$(4,225)	$(2,451)
Purchase price allocation	$25,211	$16,070
Current assets acquired include cash and cash equivalents in the amount of $6.4 million for NextSphere and $3.5 million for Mutual Mobile, respectively. The purchase price for all acquisitions was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach. Goodwill for NextSphere and Mutual Mobile is not deductible for income tax purposes.
For the acquisition of NextSphere and Mutual Mobile, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to finalize the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes as of June 30, 2023 are as follows:

	NextSphere		Mutual Mobile
	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands, except in years)
Customer relationships	$8,415	10 years	$3,453	8 years
Acquired software	995	2.5 years	—	—
Trade name	496	2 years	152	4 years
Non-compete agreements	—	—	144	2 years
Total identified intangible assets	$9,906		$3,749
The Company used the acquisition method of accounting for all acquisitions, and consequently, the results of operations for all acquisitions are reported in the consolidated financial statements from the dates of acquisition.
The following unaudited pro forma information presents the combined results of operations as if the acquisitions of Mutual Mobile and NextSphere had occurred at the beginning of the year preceding the acquisition date. Pre-acquisition results of business acquired have been added to the Company’s historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles and related income taxes. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results.

These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(in thousands)
Revenue	$82,515	$157,555
Net loss	$(12,559)	$(13,904)
Diluted loss per share	$(0.19)	$(0.21)
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
During the three months ended December 31, 2022 and three months ended June 30, 2023 the Company completed the acquisitions of NextSphere and Mutual Mobile under which the Company committed to make a cash earnout payment subject to attainment of specific performance targets. The weighted average discount rate used to determine the fair value of NextSphere and Mutual Mobile contingent considerations was 15.5% and 10.3%, respectively.
The Company records contingent consideration payable in Other current liabilities in its unaudited consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the six months ended June 30, 2023 are as follows:

Amount (in thousands)
Contingent consideration payable as of December 31, 2022	$3,288
Acquisition date fair value of contingent consideration payable - NextSphere	932
Change in fair value of contingent consideration payable included in Other income/(expense) - Mutual Mobile	(2,554)
Contingent consideration payable as of June 30, 2023	$1,666
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
	(in thousands)
June 30, 2023
Financial Assets:
Cash equivalents:
Money market funds	$197,211	$197,211	$197,211	$—	$—

December 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$205,787	$205,787	$205,787	$—	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investment in equity securities of a related party that does not have readily determinable fair values. This investment is recorded at cost and is remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of the investment was $1.0 million as of June 30, 2023 and December 31, 2022, and was classified as Other noncurrent assets in the Company’s unaudited condensed consolidated balance sheets.
Note 4 — Prepaid expenses and other current assets
The prepaid expenses and other current assets were as follows:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$4,854	$3,323
Value added, goods and service taxes receivable	2,019	1,384
Guarantee deposits placed	2,004	2,295
Other prepaid and current assets	312	1,152
Total prepaid expenses and other current assets	$9,189	$8,154

Note 5 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		June 30, 2023	December 31, 2022
	(in years)	(in thousands)
Computers and equipment	2-5	$12,798	$11,679
Furniture and fixtures	3-10	1,706	1,614
Leasehold improvements	2-8	1,258	646
Software	3-5	1,196	1,053
Machinery and automobiles	4-6	559	349
		$17,517	$15,341
Less: Accumulated depreciation and amortization		(10,688)	(8,614)
		$6,829	$6,727

Capitalized software development costs	2-3	$5,831	$6,210
Less: Accumulated amortization		(2,636)	(4,722)
		$3,195	$1,488
Property and equipment, net		$10,024	$8,215

Note 6 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		June 30, 2023	December 31, 2022
	(in years)	(in thousands)
Customer relationships	8-12	$27,839	$19,424
Tradenames	2-10	5,324	4,828
Acquired software	2.5	995	—
Non-compete agreements	2	584	584
		$34,742	$24,836
Less: Accumulated amortization		(6,101)	(4,461)
Intangible assets, net		$28,641	$20,375
Based on the carrying value of the Company’s existing intangible assets as of June 30, 2023, the estimated amortization expense for the future years is as follows:

Years ending December 31, (in thousands)	Amount
2023 (excluding six months ended June 30, 2023)	2,080
2024	4,048
2025	3,640
2026	3,168
2027	3,130
Thereafter	12,575
Total	$28,641

Note 7 — Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities were as follows:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Accrued rebates	$1,964	$473
Value added tax payable	1,846	1,345
Contingent consideration payable	1,666	3,288
Accrued expenses	1,621	829
Customer deposits	789	754
Other liabilities	1,081	1,836
Total accrued expenses and other current liabilities	$8,967	$8,525
As of June 30, 2023 and December 31, 2022 the Company had payable to its related party in the amount of $0.6 million that was classified as Other current liabilities in unaudited condensed consolidated balance sheet.
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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of June 30, 2023, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
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
As of June 30, 2023 and December 31, 2022, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement.

Note 9 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the six months ended June 30, 2023 and 2022.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon billed client location. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer Location	(in thousands)
North America	$61,944	$63,658	$125,893	$121,267
Europe	15,251	13,596	31,145	27,331
Other	147	81	384	147
Total Revenues	$77,342	$77,335	$157,422	$148,745
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vertical	(in thousands)
Retail	$26,032	$25,452	$51,428	$48,759
Technology, Media and Telecom	24,096	23,391	50,907	44,835
CPG/Manufacturing(1)	10,872	16,090	23,518	31,069
Finance	6,748	5,049	13,263	9,576
Other	9,594	7,353	18,306	14,506
Total Revenues	$77,342	$77,335	$157,422	$148,745
__________________________
(1)CPG stands for Consumer Packaged Goods
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contract Type	(in thousands)
Time-and-material	$69,143	$71,002	$139,669	$136,208
Fixed-fee	7,731	6,333	17,285	12,537
Other revenues	468	—	468	—
Total Revenues	$77,342	$77,335	$157,422	$148,745
Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized. As of June 30, 2023 and December 31, 2022 the Company did not have material contract assets. Contract liabilities were $0.4 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively.

Remaining performance obligation
ASC 606 “Revenue from Contracts with Customers” requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2023 and December 31, 2022. This disclosure is not required for:
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
All of the Company’s contracts met one or more of these exemptions as of June 30, 2023 and December 31, 2022.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer 1	14.0%	11.9%	13.9%	11.6%
Customer 2	n/a	11.1%	n/a	10.7%
During the three and six months ended June 30, 2023 the Company recorded revenues from its related parties of $2.3 million and $4.0 million, respectively. During the same periods of 2022 the Company recorded revenue from related parties of $1.4 million and $2.6 million, respectively.
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	June 30, 2023	December 31, 2022
Accounts receivable	1	2
Unbilled receivable	2	2
As of June 30, 2023 and December 31, 2022 accounts receivable from related parties were $1.2 million and $0.9 million, respectively.

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
The Company’s leases have remaining lease terms ranging from 0.4 to 4.8 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.

As of June 30, 2023 and December 31, 2022, the Company had no finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. During the three and six months ended June 30, 2023 and June 30, 2022 lease costs were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$939	$858	$1,720	$1,552
Variable lease cost	68	(96)	262	(72)
Short-term lease cost	98	28	196	267
Total lease cost	$1,105	$790	$2,178	$1,747
Supplemental information related to operating lease transactions is as follows:

	Three months ended March 31,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Lease liability payments	$913	$752	$1,640	$1,618
Lease assets obtained in exchange for liabilities	$3,614	$1,514	$4,636	$1,514
Non-cash net change in lease assets due to lease modifications	$26	$(858)	$26	$(886)
Non-cash net change in lease liability due to lease modifications	$(26)	$858	$(26)	$886
Weighted average remaining lease term and discount rate as of June 30, 2023 is as follows:

	As of
	June 30, 2023	December 31, 2022
Weighted average remaining lease term, in years	3.6	2.8
Weighted average discount rate	6.4%	4.7%

As of June 30, 2023, operating lease liabilities will mature as follows:

Years ending December 31, (in thousands)	Lease Payments
2023 (excluding six months ended June 30, 2023)	$2,121
2024	4,060
2025	3,092
2026	2,219
2027	1,844
2028	89
Total lease payments	13,425
Less: imputed interest	(1,589)
Total	$11,836
There were no material lease agreements signed with related parties as of June 30, 2023 and December 31, 2022.
Note 11 — Income taxes
The Company recorded income tax expense of $1.7 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was 39.5% and (14.9)% for the second quarter of 2023 and 2022, respectively. On a year-to-date basis, the Company recorded income tax expense of $5.4 million and $3.9 million for 2023 and

2022, respectively. Effective tax rate was not meaningful and (32.4)% during the six months ended June 30, 2023 and 2022, respectively. Effective tax rate for six months ended June 30, 2023 was not meaningful due to immaterial income before tax compared to income tax expense recorded.
The change in the effective tax rate for the three and six months ended June 30, 2023, as compared to the same period in 2022 was attributable mainly to Section 162(m) compensation deduction limitations and foreign inclusion adjustments.
For the three and six months ended June 30, 2023, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through June 30, 2023, the Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. As of June 30, 2023, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2023 due to the inability to reliably or accurately forecast 2023 operating expenses. Similarly, for the three and six months ended June 30, 2023, due to uncertainties created by geopolitical risks, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 12 — Stock-based compensation
Employee stock-based compensation cost recognized in the consolidated statements of loss and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$520	$272	$980	$521
Engineering, research, and development	1,020	1,638	2,673	2,502
Sales and marketing	823	1,207	1,878	1,878
General and administrative	4,790	13,270	14,879	20,147
Total stock-based compensation	$7,153	$16,387	$20,410	$25,048
Stock Options
2018 Plan
Stock option activity under the Company’s 2018 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2022	1,598,811	$3.54	$12,279	6.0
Options exercised	(32,795)	$3.54
Options outstanding as of June 30, 2023	1,566,016	$3.54	$8,942	5.6

Options vested and exercisable as of June 30, 2023	1,519,130	$3.54	$8,674	5.5
The total unrecognized compensation expenses related to 2018 Plan options as of June 30, 2023 was $0.01 million to be expensed on a straight-line basis over 0.2 years.
2020 Plan
As of June 30, 2023, 7.3 million shares were available for grant under 2020 Incentive Stock Plan (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2022	3,003,611	$13.22	$3,883	8.3
Options granted	597,000	$11.68
Options exercised	(2,123)	$8.20
Options forfeited	(164,708)	$15.51
Options expired	(14,639)	$20.71
Options outstanding as of June 30, 2023	3,419,141	$12.82	$1,337	7.8

Options vested and exercisable as of June 30, 2023	1,415,499	$10.90	$1,069	6.6

The Company elected the policy to account for forfeitures as these occur. The total unrecognized compensation expenses related to 2020 Stock Plan options as of June 30, 2023 was $11.5 million to be expensed on a straight-line basis over the remaining 2.8 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2022	2,245,968	$11.99
Awards granted	143,000	$11.64
Awards vested and released	(989,969)	$12.40
Awards forfeited	(101,883)	$11.22
Unvested awards as of June 30, 2023	1,297,116	$11.69
During the six months ended June 30, 2023 the Company net withheld and returned to the 2020 Plan pool 0.5 million shares to cover $5.3 million tax obligations for RSU releases. The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of June 30, 2023 was $12.9 million to be expensed on a straight-line basis over 1.0 years.
Performance Stock Units
The following table summarizes activity of the Company's PSUs for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2022	1,328,482	$39.41
Awards granted	523,938	$11.97
Awards vested and released	(1,328,482)	$39.41
Awards forfeited	(32,375)	$11.97
Unvested awards as of June 30, 2023	491,563	$11.97
During first quarter of 2023, the Company withheld 0.7 million shares to cover the $8.1 million tax obligations related to the release of vested 2022 PSU shares certified at 256% performance goal achievement on February 21, 2023. The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of June 30, 2023 was $6.1 million to be expensed over 0.7 years based on projected 158% performance goal achievement estimated as probable.
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
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator for basic and diluted loss per share
Net income/(loss)	2,627	(13,186)	(5,343)	(15,853)

Denominator:
Weighted-average shares outstanding – basic	75,145	67,136	74,804	67,028
Net effect of dilutive stock options and restricted stock units	1,705	—	—	—
Weighted-average shares outstanding – diluted	76,850	67,136	74,804	67,028

Net income/(loss) per share
Basic	$0.03	$(0.20)	$(0.07)	$(0.24)
Diluted	$0.03	$(0.20)	$(0.07)	$(0.24)
The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net income/(loss) per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock options to purchase common stock	2,118	4,380	4,827	4,280
Restricted stock units	138	2,178	1,942	1,817
Performance stock units	—	1,131	957	1,153
Total	2,256	7,689	7,726	7,250

Note 14 — Commitments and contingencies
Legal Matters
The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There were no material amounts required to be reflected in these unaudited condensed consolidated financial statements related to contingencies.
Note 15 — Subsequent events
The Company performed its subsequent event procedures through August 3, 2023, the date these unaudited condensed consolidated financial statements were issued.

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
Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” “GDH,” the “Company,” “we,” “us,” or “our”) is a rapidly expanding platform engineering services company, specializing in enterprise-level digital transformations for Fortune 1000 corporations. For enterprises that create innovative digital products and experiences, Grid Dynamics closely collaborates with its customers to provide digital transformation initiatives that span strategy consulting, development of early prototypes and enterprise-scale delivery of new digital platforms. Established in 2006 and headquartered in Silicon Valley as a cloud consultancy firm, Grid Dynamics has quickly established itself as a provider of choice for technology and evolved to become a leading force in digital innovation, with a strong focus on artificial intelligence, data, analytics, cloud, and customer experience.
As a leading global digital engineering and IT services provider with engineering centers in the United States, Mexico, India, Jamaica and multiple European countries, Grid Dynamics’ core business is to deliver focused and complex technical consulting, software design, development, testing and internet service operations. Grid Dynamics also helps organizations become more agile and create innovative digital products and experiences through its deep expertise in emerging technology, such as artificial intelligence, data science, cloud computing, big data and DevOps, lean software development practices and a high-performance product culture. Grid Dynamics believes that the key to its success is a business culture that puts products over projects, client success over contract terms and real business results over purely technical innovation. By leveraging Grid Dynamics’ proprietary processes optimized for innovation, emphasis on talent development and technical expertise, Grid Dynamics has been able to achieve significant growth.

The following tables sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three months ended June 30,
	2023		2022
	(in thousands, except per share data and percentages)
Revenues	$77,342	100.0%	$77,335	100.0%
Gross profit	28,305	36.6%	28,861	37.3%
Income/(loss) from operations	1,334	1.7%	(10,849)	(14.0)%
Net income/(loss)	2,627	3.4%	(13,186)	(17.1)%
Diluted income/(loss) per share	$0.03	n/a	$(0.20)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	11,985	15.5%	13,282	17.2%
Non-GAAP Net Income(1)	6,996	9.0%	8,230	10.6%
Non-GAAP Diluted EPS(1)	$0.09	n/a	$0.12	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

	Six Months Ended June 30,
	2023		2022
	(in thousands, except per share data and percentages)
Revenues	$157,422	100.0%	$148,745	100.0%
Gross profit	56,880	36.1%	55,640	37.4%
Loss from operations	(4,658)	(3.0)%	(10,646)	(7.2)%
Net loss	(5,343)	(3.4)%	(15,853)	(10.7)%
Diluted loss per share	$(0.07)	n/a	$(0.24)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	22,817	14.5%	24,657	16.6%
Non-GAAP Net Income(1)	13,519	8.6%	15,178	10.2%
Non-GAAP Diluted EPS(1)	$0.18	n/a	$0.22	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
During the second quarter of 2023, our revenues of $77.3 million remained flat compared to the three months ended June 30, 2022, and decreased by $2.7 million from the three months ended March 31, 2023. The sequential decrease in revenues was largely due to the impacts of macroeconomic conditions, which resulted in lower customer demand. This was offset by new customer revenues and contributions from our recent acquisitions.
During the three months ended June 30, 2023, our Retail vertical comprised 33.7% of our second quarter revenue. Our Technology Media, and Telecom (“TMT”) vertical comprising 31.2% of our quarterly revenues increased by 3.0% on a year-over-year basis. During the three months ended June 30, 2023, our Consumer Packaged Goods (“CPG”)/Manufacturing vertical declined by 32.4% and 14.0% on a year-over-year and sequential basis, respectively. Key reasons for the decline were a combination of macro-related uncertainty resulting in a more cautionary outlook towards spending and customer specific factors. During the second quarter of 2023, Finance, and Other verticals contributed to 8.7%, and 12.3%, respectively. Revenues from our Top 5 customers during the quarter decreased by 15.0% to 37.6% compared to the same period a year ago mainly due to a decrease in revenues generated from our largest CPG/Manufacturing customer.

We ended the second quarter of 2023 with $2.6 million, or 3.4% in GAAP Net Income, a change from a GAAP Net Loss of $8.0 million, or 10.0% in the three months ended March 31, 2023 and a GAAP Net Loss of $13.2 million, or 17.1% in the second quarter of 2022. The year-over-year increase in GAAP Net Income was largely driven by a combination of lower stock-based compensation expenses and decrease in geographic reorganization and relocation costs. We ended the second quarter of 2023 with $12.0 million, or 15.5% in Non-GAAP EBITDA, up from $10.8 million, or 13.5% in the first quarter of 2023 and from $13.3 million, or 17.2% in the three months ended June 30, 2022. The sequential increase in Non-GAAP EBITDA was largely driven by enhanced operational efficiencies. The year-over-year decrease in Non-GAAP EBITDA was largely driven by increased operating expenses from our recent acquisitions.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. As of June 2023, our former subsidiary in Russia is liquidated and we are not performing any client services from Russia.
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government reactions continue to develop and are beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions, could have a material adverse effect on our operations and business outlook. For example, if Russia were to invade other countries, such as Moldova, it could adversely affect our business, including preventing the relocation of our employees from Russia. In addition, the current geopolitical situations in Armenia and separately in Serbia create additional uncertainty in the region, and could adversely affect our business.
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
Recent Acquisitions
On April 18, 2023, we acquired NextSphere Technologies Inc. (“NextSphere”), a full-service custom application development firm. NextSphere is headquartered in Tampa, FL. It also has an engineering presence in Phoenix, AZ, and operates two large engineering centers in the India tech hubs of Hyderabad and Chennai. The acquisition of Nextsphere will support our objectives of enhancing our technical offerings, expanding our global footprint, and increasing our client base.
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
The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of June 30,
	2023	2022
CEE, U.K., and the Netherlands	2,792	3,191
Americas	520	470
Rest of the world	550	102
Total	3,862	3,763
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. During the six months ended June 30, 2023, the total number of customers was 247, up from 232 customers in the same period a year ago. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. During the three and six months ended June 30, 2023 one customer accounted for 10% or more of Grid Dynamics’ revenues in each of the periods indicated. Comparatively two customers accounted for 10% or more of Grid Dynamics’ revenues during three and six months ended June 30, 2022.
The following table presents revenues concentration by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,
	2023		2022
	(in thousands, except percentages)
Top one customer	$10,793	14.0%	$9,234	11.9%
Top five customers	$29,043	37.6%	$34,166	44.2%
Top ten customers	$43,768	56.6%	$46,539	60.2%
Top twenty customers	$53,198	68.8%	$56,587	73.2%
Customers below top twenty	$24,144	31.2%	$20,749	26.8%

	Six Months Ended June 30,
	2023		2022
	(in thousands, except percentages)
Top one customer	$21,950	13.9%	$17,241	11.6%
Top five customers	$61,364	39.0%	$64,710	43.5%
Top ten customers	$91,513	58.1%	$87,826	59.0%
Top twenty customers	$110,036	69.9%	$108,014	72.6%
Customers below top twenty	$47,386	30.1%	$40,732	27.4%
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

Grid Dynamics defines and calculates its non-GAAP financial measures as follows:
•Non-GAAP EBITDA: Net income/(loss) before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments, potential loss contingencies, and other miscellaneous expenses), and restructuring costs.

•Non-GAAP Net Income: Net income/(loss) adjusted for the impact of stock-based compensation, impairment of goodwill, transaction-related costs, restructuring costs, other income/expenses, net, and the tax impacts of these adjustments.
•Non-GAAP Diluted EPS: Non-GAAP Net income, divided by the diluted weighted-average number of common shares outstanding for the period.
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net income/(loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
GAAP net income/(loss)	$2,627	$(13,186)	$(5,343)	$(15,853)
Adjusted for:
Depreciation and amortization	2,132	1,691	3,777	3,280
Provision for income taxes	1,715	1,711	5,375	3,881
Stock-based compensation	7,153	16,387	20,410	25,048
Transaction and transformation-related costs (1)	295	—	1,083	—
Geographic reorganization (2)	531	6,053	1,222	6,975
Restructuring costs (3)	540	—	983	—
Other (income)/expense, net (4)	(3,008)	626	(4,690)	1,326
Non-GAAP EBITDA	$11,985	$13,282	$22,817	$24,657
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
(3)We implemented a restructuring plan during the first half of 2023. Our restructuring costs comprised of severance charges and respective taxes.
(4)Other (income)/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses, potential loss contingencies as well as other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net income/(loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
GAAP net income/(loss)	$2,627	$(13,186)	$(5,343)	$(15,853)
Adjusted for:
Stock-based compensation	7,153	16,387	20,410	25,048
Transaction and transformation-related costs (1)	295	—	1,083	—
Geographic reorganization (2)	531	6,053	1,222	6,975
Restructuring costs (3)	540	—	983	—
Other (income)/expense, net (4)	(3,008)	626	(4,690)	1,326
Tax impact of non-GAAP adjustments (5)	(1,142)	(1,650)	(146)	(2,318)
Non-GAAP Net Income	$6,996	$8,230	$13,519	$15,178
Number of shares used in the GAAP Diluted EPS	76,850	67,136	74,804	67,028
GAAP Diluted EPS	$0.03	$(0.20)	$(0.07)	$(0.24)
Number of shares used in the Non-GAAP Diluted EPS	76,850	69,909	77,046	70,126
Non-GAAP Diluted EPS	$0.09	$0.12	$0.18	$0.22
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
(3)We implemented a restructuring plan during the first half of 2023. Our restructuring costs comprised of severance charges and respective taxes.
(4)Other (income)/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses, potential loss contingencies as well as other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.
(5)Reflects the estimated tax impact of the non-GAAP adjustments presented in the table.
Key Components of Revenue and Expenses
Revenues
Grid Dynamics generates revenues by providing focused and complex services in the area of software engineering, development, integration, testing, and operations of digital services. Grid Dynamics provides services mainly on a time and materials basis and, to a much lesser extent, on a fixed-fee basis. While fixed-fee contracts currently represent not significant portion of overall revenue for the periods presented compared to time and material engagements, Grid Dynamics expects proportionate revenue from fixed-fee contracts to increase in future periods. On a time and materials basis, Grid Dynamics earns and recognizes revenue as hours and costs are incurred. On its current and future fixed fee contracts, Grid Dynamics earns and recognizes revenue as the work is performed, the monthly calculation of which is based upon actual labor hours incurred and level of effort expended throughout the duration of the contract. For both time and materials contracts and fixed fee contracts, hourly rates are typically determined based on the location and experience of Grid Dynamics personnel selected to perform the service and are negotiated for each contract or statement of work, as the case may be. For fixed fee contracts, the fixed fee generally remains constant for the contracted project period unless the customer directs a change in scope of project work or requests additional Grid Dynamics employees in excess of those scheduled for a specific project.

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
Costs and Expenses
Cost of Revenues. Cost of revenue consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and travel expenses for client-serving personnel. Cost of revenue also includes depreciation and amortization expense related to client-serving activities.
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

Results of Operations
The three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$77,342	$77,335	$7	—%
Cost of revenues	49,037	48,474	563	1.2%
Gross profit	28,305	28,861	(556)	(1.9)%
Engineering, research, and development	3,273	3,840	(567)	(14.8)%
Sales and marketing	5,963	5,132	831	16.2%
General and administrative	17,735	30,738	(13,003)	(42.3)%
Total operating expense	26,971	39,710	(12,739)	(32.1)%
Income/(loss) from operations	1,334	(10,849)	12,183	(112.3)%
Other income/(expense), net	3,008	(626)	3,634	(580.5)%
Income/(loss) before income taxes	4,342	(11,475)	15,817	(137.8)%
Provision for income taxes	1,715	1,711	4	0.2%
Net income/(loss)	$2,627	$(13,186)	$15,813	(119.9)%

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$157,422	$148,745	$8,677	5.8%
Cost of revenues	100,542	93,105	7,437	8.0%
Gross profit	56,880	55,640	1,240	2.2%
Engineering, research, and development	7,476	6,936	540	7.8%
Sales and marketing	11,597	9,347	2,250	24.1%
General and administrative	42,465	50,003	(7,538)	(15.1)%
Total operating expense	61,538	66,286	(4,748)	(7.2)%
Income/(loss) from operations	(4,658)	(10,646)	5,988	(56.2)%
Other income/(expense), net	4,690	(1,326)	6,016	(453.7)%
Income/(loss) before income taxes	32	(11,972)	12,004	(100.3)%
Provision for income taxes	5,375	3,881	1,494	38.5%
Net loss	$(5,343)	$(15,853)	$10,510	(66.3)%

Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Three Months Ended June 30,
	2023	% of revenue	2022	% of revenue
	(in thousands, except percentages)
Retail	$26,032	33.7%	$25,452	32.9%
Technology, Media and Telecom	24,096	31.2%	23,391	30.2%
CPG/Manufacturing	10,872	14.1%	16,090	20.8%
Finance	6,748	8.7%	5,049	6.5%
Other	9,594	12.3%	7,353	9.6%
Total	$77,342	100.0%	$77,335	100.0%

	Six Months Ended June 30,
	2023	% of revenue	2022	% of revenue
	(in thousands, except percentages)
Retail	$51,428	32.7%	$48,759	32.8%
Technology, Media and Telecom	50,907	32.3%	44,835	30.1%
CPG/Manufacturing	23,518	14.9%	31,069	20.9%
Finance	13,263	8.4%	9,576	6.4%
Other	18,306	11.7%	14,506	9.8%
Total	$157,422	100.0%	$148,745	100.0%
Revenues. On a year-over-year basis, revenues remained flat during the second quarter of 2023 largely affected by macroeconomic conditions. On a year-to-date basis, revenue increased by $8.7 million or 5.8%, reaching $157.4 million. The year-over-year increase on a six-month basis, was driven by contributions from the recent acquisitions offset by decrease in organic business.
Cost of Revenues. Cost of revenues remained almost unchanged with a 1.2% increase in the three months ended June 30, 2023 over the same period last year. Cost of revenues on a year-to-date basis grew by $7.4 million, or 8.0% reaching $100.5 million compared to the same period of 2022 largely due to contributions from our recent acquisitions.
Gross Profit. The Company witnessed a slight decrease of 1.9% in gross profit for the second quarter of 2023 compared to the same period of last year. At the same time our gross profit for the first half of 2023 increased by $1.2 million reaching $56.9 million which is largely driven by higher revenues. Expressed as a percentage of revenues, our gross margin decreased slightly by 0.7% on a year-over-year basis and increased by 0.9% on a sequential basis.
Engineering, Research and Development. Engineering, research and development expenses decreased by $0.6 million, or 14.8% to $3.3 million in the three months ended June 30, 2023 as compared to the same period last year. During the first half of 2023 engineering, research and development costs increased by 7.8% to $7.5 million compared to $6.9 million recorded in the six months ended June 30, 2022. The year-over-year decrease on a three-month basis was largely due to timing of R&D initiatives. The year-over-year increase on a six-month basis was primarily due to increase in staffing and greater investments in customer delivery operations.
Sales and Marketing. Changes in sales and marketing expenses have a direct correlation with changes in revenues and follow the same trends. During three and six months ended June 30, 2023 sales and marketing expenses increased by $0.8 million and $2.3 million, respectively, as compared to the same period of 2022. Sales and marketing expenses as a percentage of revenue during the second quarter and the first half of 2023 increased by 1.1% in both periods. The changes were largely driven by increases in sales personnel and new sales initiatives.
General and Administrative. General and administrative expenses decreased from $30.7 million in the second quarter of 2022 to $17.7 million in 2023. The year-over-year decline on a three month basis was largely due to lower levels of the stock-based compensation expenses. On a year-to-date basis, general and administrative expenses decreased by 15.1% reaching $42.5 million compared to $50.0 million in the first half of 2022. This decrease was largely due to a combination of lower stock-based compensation and geographic reorganization expenses.
Other Income/(Expenses), Net. During the three and six months ended June 30, 2023 the Company generated $3.0 million and $4.7 million of other income, respectively, compared to other expenses of $0.6 million and $1.3 million recorded during the same periods of 2022. The increase on both three month and six month basis in 2023 in comparison to 2022, was driven by income generated by our money market funds which we started to receive during the third quarter of 2022 as well as change in fair value of contingent consideration related to Mutual Mobile acquisition.
Provision for Income Tax. During the three months ended June 30, 2023 we recognized a provision for income tax of $1.7 million compared to $1.7 million in the same period of 2022. During the first half of 2023 we recognized a provision for income tax of $5.4 million compared to $3.9 million during the same period of 2022. The difference in the tax provision was attributable mainly to Section 162(m) compensation deduction limitations and foreign inclusion adjustments.
Net Income/(Loss). During three and six months ended June 30, 2023, we recognized net income of $2.6 million and net loss of $5.3 million compared to net loss of $13.2 million and $15.9 million in the same periods of 2022 due to the reasons stated above.
Liquidity and Capital Resources
Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations, and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $246.2 million as of June 30, 2023 is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.
The Company’s cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. As of June 30, 2023 and December 31, 2022 Grid Dynamics had cash and cash equivalents amounting to $246.2 million and $256.7 million respectively. Of this amount, $21.3 million and $16.8 million, respectively, was held outside the United States. Cash balances held in Ukraine as of June 30, 2023 and December 31, 2022 equaled $3.9 million and $0.6 million, respectively. Cash held outside of the United States is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. If we decide to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, we may be subject to foreign withholding taxes. Additionally the Company holds cash deposits in countries where the banking sector remains periodically unstable, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. Such countries apart from Ukraine include Armenia, Moldova, Romania, Serbia, India, and Mexico. The Company places its cash with financial institutions considered stable in the region and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it operates. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, may result in the loss of the Company’s deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
On March 15, 2022, we entered into a new agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders. See Note 8 to the condensed consolidated financial statements. As of June 30, 2023 we had no outstanding debt under the credit facility.

Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$22,579	$15,322
Net cash used in investing activities	$(21,583)	$(4,213)
Net cash used in by financing activities	$(13,447)	$(4,390)
Effect of exchange rate changes on cash and cash equivalents	$1,898	$(1,065)
Net increase/(decrease) in cash and cash equivalents	$(10,553)	$5,654
Cash, cash equivalents (beginning of period)	$256,729	$144,364
Cash, cash equivalents (end of period)	$246,176	$150,018
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2023 increased by $7.3 million to $22.6 million from $15.3 million provided in the same period of 2022, driven by higher cash operating profit (before non-cash depreciation and amortization and stock-based compensation charges) accompanied by improved cash collections from customers.
Investing Activities. Net cash used in investing activities during the first half of 2023 primarily reflects the acquisition of NextSphere that resulted in a payment of $17.8 million net of cash acquired. Capital expenditures during six months of 2023 and 2022 remained relatively on the same level and comprised of capital expenditures for computer hardware, related equipment and software.
Financing Activities. Net cash used in financing activities in the six months ended June 30, 2023 was $13.4 million and reflected the tax withholding obligations due to issuance of shares in connection with vested awards that was $10.3 million higher compared to 2022. Cash used in financing activities during the six months ended June 30, 2022 also reflects payment of contingent consideration for Daxx acquisition.
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
In the three months ended June 30, 2023, approximately 41.4% of Grid Dynamics’ $76.0 million combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 36.1% of Grid Dynamics’ $88.2 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2022.
In the three months ended June 30, 2023:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.1 million decrease in income from operations.
•a 10% decrease in the value of the British pounds against the U.S. dollar would have resulted in a $0.1 million decrease in Grid Dynamics’ income from operations, while a 10% increase in the pound’s value would have resulted in a $0.2 million increase in income from operations
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $0.4 million decrease in income from operations.
In the three months ended June 30, 2022:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.6 increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.5 decrease in income from operations.
•a 10% decrease in the value of the British pounds against the U.S. dollar would have resulted in a $0.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pound’s value would have resulted in a $0.1 million decrease in income from operations
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a 0.2 million decrease in income from operations.
In the six months ended June 30, 2023, approximately 38.0% of Grid Dynamics’ $162.1 million combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 38.1% of Grid Dynamics’ $159.4 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2022.
In the six months ended June 30, 2023:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.7 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $2.1 million decrease in income from operations.
•a 10% decrease in the value of the British pounds against the U.S. dollar would have resulted in a $0.4 million decrease in Grid Dynamics’ income from operations, while a 10% increase in the pound’s value would have resulted in a $0.3 million increase in income from operations
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $0.8 million decrease in income from operations.

In the six months ended June 30, 2022:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.9 million decrease in income from operations.
•a 10% decrease in the value of the British pounds against the U.S. dollar would have resulted in a $0.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pound’s value would have resulted in a $0.2 million decrease in income from operations
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $0.4 million decrease in income from operations.
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
Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenues have historically been highly dependent on a limited number of clients. In the first half of 2023 and 2022, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 58.1% and 59.0% of our revenue from our 10 largest clients during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022 we had one and two clients, respectively, that each accounted for greater than 10% of our revenue for the periods indicated. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top three industry verticals: technology, retail and CPG/manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent periods, including net losses of $5.3 million for the six months ended June 30, 2023 and $15.9 million for the six months ended 2022. We may continue to incur significant losses in the future for a number of reasons, including unforeseen and high-levels of operating expenses, expansion into higher-cost geographies, increased costs due to wage inflation, and costs related to the Russian invasion of Ukraine.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia. Romania and workforce expansion in India and Jamaica. As of June 2023, our former subsidiary in Russia is liquidated and are not performing any client services from Russia.
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government reactions continue to develop and are beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions, could have a material adverse effect on our operations and business outlook. In addition, the current geopolitical situations in Armenia and separately in Serbia create additional uncertainty in the region, and could adversely affect our business.
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
As a result of our acquisitions of Tacit in May 2021, Mutual Mobile in December 2022 and NextSphere in April 2023, we have acquired operations in Moldova, Mexico and India respectively. The laws and regulations in Mexico and India to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. In Mexico, as a result of amendments in May 2019 to the Mexican Federal Labor Law (Ley Federal del Trabajo) and other related regulations, among other things, new labor authorities and courts were created, new bargaining procedures were implemented and provisions related to employees’ freedom of association and organization, collective bargaining agreements, and rules against labor discrimination were issued or amended. We cannot assure you that these changes will not lead to an increase in litigation, labor activism or increasingly contentious labor relations, which in turn may adversely affect our business, financial condition, results of operations and prospects, particularly in Mexico. These and any other policies, laws and regulations which are further adopted could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency is the US Dollar. That said, the company's revenues and costs are exposed to a number of currencies that include EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupees. As we do not hedge our foreign currency, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three and six months ended June 30, 2023, approximately 41.4% and 38.0% of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Comparatively, approximately 36.1% and 38.1% of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, In the three and six months ended June 30, 2022, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the six months ended June 30, 2023 and 2022, Grid Dynamics recorded $20.4 million and $25.0 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.

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
Our operations are subject to laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control (“OFAC”) or other international economic sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Additionally, the United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. For example, as mentioned above, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus as well as certain Russian nationals which required us to terminate certain business relationships. As of June 2023, our former subsidiary in Russia is liquidated and are not performing any client services from Russia. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions and take other actions in the future that could further impact our business. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.
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
In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting less-

advanced or more-costly technologies into our products or harm our reputation. In addition, we may be required to license additional intellectual property from third parties to develop and market new products, and we cannot assure you that we could license that intellectual property on commercially reasonable terms or at all.
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
As of June 30, 2023, approximately 26.4 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), terminated two “Rule 10b5-1 trading arrangements” as defined in Regulation S-K Item 408, as follows:
On May 16, 2023, Stan Klimoff, our former Chief Strategy Officer, terminated two Rule 10b5-1 trading arrangements providing for the sale from time to time of an aggregate of up to 144,000 shares of our common stock for Mr. Klimoff’s personal account and for the sale from time to time of an aggregate of 72,084 shares of our common stock for Mr. Klimoff’s trust account. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). Each Rule 10b5-1 plan was set to sell a portion of Mr. Klimoff’s shares each month starting on September 7, 2022. The duration of the trading arrangement for Mr. Klimoff’s personal account was until August 31, 2023, or earlier if all transactions under the trading arrangement are completed. The duration of the trading arrangement for Mr. Klimoff’s trust account was until August 8, 2023, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

Grid Dynamics Holdings, Inc.

Date: August 3, 2023	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)