Form 10-Q
period 2023-09-30
GRID DYNAMICS HOLDINGS, INC.
filed 2023-11-02
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of October 31, 2023, there were 75,589,953 shares of registrant’s common stock issued and outstanding.

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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$253,713	$256,729
Accounts receivable, net of allowance of $1,063 and $443 as of September 30, 2023 and December 31, 2022, respectively	46,576	48,358
Unbilled receivables	7,762	5,591
Prepaid income taxes	9,728	4,294
Prepaid expenses and other current assets	8,274	8,154
Total current assets	326,053	323,126
Property and equipment, net	10,443	8,215
Operating lease right-of-use assets, net	10,470	7,694
Intangible assets, net	27,587	20,375
Goodwill	54,633	45,514
Deferred tax assets	4,880	4,998
Other noncurrent assets	1,684	1,224
Total assets	$435,750	$411,146

Liabilities and equity
Current liabilities
Accounts payable	$3,721	$3,897
Accrued compensation and benefits	20,557	13,065
Accrued income taxes	16,737	10,718
Operating lease liabilities, current	4,205	2,505
Accrued expenses and other current liabilities	7,250	8,525
Total current liabilities	52,470	38,710
Deferred tax liabilities	3,422	3,756
Operating lease liabilities, noncurrent	6,934	5,636
Total liabilities	62,826	48,102

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 75,588,741 and 74,156,458 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	391,216	378,006
Accumulated deficit	(18,788)	(14,121)
Accumulated other comprehensive income/(loss)	489	(848)
Total stockholders’ equity	372,924	363,044
Total liabilities and stockholders’ equity	$435,750	$411,146
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND
COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$77,419	$81,161	$234,841	$229,906
Cost of revenue	49,267	48,491	149,809	141,596
Gross profit	28,152	32,670	85,032	88,310

Operating expenses
Engineering, research, and development	3,402	4,139	10,878	11,075
Sales and marketing	6,132	5,084	17,729	14,431
General and administrative	18,475	28,197	60,940	78,200
Total operating expenses	28,009	37,420	89,547	103,706

Income/(loss) from operations	143	(4,750)	(4,515)	(15,396)
Other income/(expenses), net	3,159	1,450	7,849	124
Income/(loss) before income taxes	3,302	(3,300)	3,334	(15,272)
Provision for income taxes	2,626	3,359	8,001	7,240
Net income/(loss)	$676	$(6,659)	$(4,667)	$(22,512)

Foreign currency translation adjustments, net of tax	(561)	(872)	1,337	(1,937)
Comprehensive income/(loss)	$115	$(7,531)	$(3,330)	$(24,449)

Income/(loss) per share
Basic	$0.01	$(0.10)	$(0.06)	$(0.33)
Diluted	$0.01	$(0.10)	$(0.06)	$(0.33)

Weighted average shares outstanding
Basic	75,464	68,623	75,026	67,566
Diluted	77,339	68,623	75,026	67,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	74,156	$7	$378,006	$(14,121)	$(848)	$363,044
Net loss	—	—	—	(7,970)	—	(7,970)
Stock-based compensation	—	—	13,257	—	—	13,257
Exercise of stock options	1	—	10	—	—	10
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	739	—	(8,951)	—	—	(8,951)
Foreign currency translation adjustment, net of tax	—	—	—	—	495	495
Balance at March 31, 2023	74,896	$7	$382,322	$(22,091)	$(353)	$359,885
Net income	—	—	—	2,627	—	2,627
Stock-based compensation	—	—	7,153	—	—	7,153
Exercise of stock options, net of shares withheld	13	—	(66)	—	—	(66)
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	425	—	(4,440)	—	—	(4,440)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,403	1,403
Balance at June 30, 2023	75,334	$7	$384,969	$(19,464)	$1,050	$366,562
Net income	—	—	—	676	—	676
Stock-based compensation	—	—	7,267	—	—	7,267
Exercise of stock options, net of shares withheld	97	—	547	—	—	547
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	158	—	(1,567)	—	—	(1,567)
Foreign currency translation adjustment, net of tax	—	—	—	—	(561)	(561)
Balance at September 30, 2023	75,589	$7	$391,216	$(18,788)	$489	$372,924

	Common Stock		Additional paid-in capital	Retained earnings/(accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	66,851	$7	$212,077	$15,093	$(126)	$227,051
Net loss	—	—	—	(2,667)	—	(2,667)
Stock-based compensation	—	—	8,661	—	—	8,661
Exercise of stock options	72	—	292	—	—	292
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	134	—	(1,802)	—	—	(1,802)
Foreign currency translation adjustment, net of tax	—	—	—	—	(283)	(283)
Balance at March 31, 2022	67,057	$7	$219,228	$12,426	$(409)	$231,252
Net loss	—	—	—	(13,186)	—	(13,186)
Stock-based compensation	—	—	16,387	—	—	16,387
Exercise of stock options	160	—	538	—	—	538
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	77	—	(1,284)	—	—	(1,284)
Foreign currency translation adjustment, net of tax	—	—	—	—	(782)	(782)
Balance at June 30, 2022	67,294	$7	$234,869	$(760)	$(1,191)	$232,925
Net loss	—	—	—	(6,659)	—	(6,659)
Stock-based compensation	—	—	17,551	—	—	17,551
Exercise of stock options	47	—	314	—	—	314
Issuance of common stock in 2022 Offering, net of transaction costs of $253	6,571	—	109,284	—	—	109,284
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	87	—	(1,705)	—	—	(1,705)
Foreign currency translation adjustment, net of tax	—	—	—	—	(872)	(872)
Balance at September 30, 2022	73,999	$7	$360,313	$(7,419)	$(2,063)	$350,838
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,667)	$(22,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,255	4,907
Operating lease right-of-use assets amortization expense	2,295	2,218
Bad debt expense	674	113
Deferred income taxes	(2,451)	(1,032)
Change in fair value of contingent consideration issued for acquisition of business	(4,220)	—
Stock-based compensation	27,677	42,599
Other expenses	98	36
Changes in assets and liabilities:
Accounts receivable	3,085	(11,228)
Unbilled receivables	(1,509)	(40)
Prepaid income taxes	(5,295)	(1,553)
Prepaid expenses and other current assets	28	(3,067)
Accounts payable	(471)	2,425
Accrued compensation and benefits	6,554	2,971
Operating lease liabilities	(2,119)	(2,268)
Accrued income taxes	5,638	5,821
Accrued expenses and other current liabilities	1,965	249
Net cash provided by operating activities	33,537	19,639
Cash flows from investing activities
Purchase of property and equipment	(5,593)	(4,381)
Purchase of investment	—	(1,000)
Acquisition of business, net of cash acquired	(17,830)	—
Net cash used in investing activities	(23,423)	(5,381)
Cash flows from financing activities
Proceeds from exercises of stock options, net of shares withheld for taxes	491	1,144
Payments of tax obligations resulted from net share settlement of vested stock awards	(14,958)	(4,791)
Payment of contingent consideration related to previously acquired businesses	—	(6,933)
Proceeds from debt	—	5,000
Repayment of debt	—	(5,000)
Debt issuance cost	—	(201)
Proceeds from issuance of Common Stock from 2022 Offerings	—	109,537
Equity issuance cost	—	(253)
Net cash (used in)/provided by financing activities	(14,467)	98,503
Effect of exchange rate changes on cash and cash equivalents	1,337	(1,937)
Net increase/(decrease) in cash and cash equivalents	(3,016)	110,824
Cash and cash equivalents, beginning of period	256,729	144,364
Cash and cash equivalents, end of period	$253,713	$255,188

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,936	$4,060
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$932	$—
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on February 28, 2023.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in this subcontractor (“Affiliate”) as of September 30, 2023. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation.
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
Note 2 — Acquisitions
NextSphere — On April 18, 2023, the Company completed the acquisition of 100% of NextSphere Technologies, Inc. (“NextSphere”). Founded in 2006, NextSphere is headquartered in Tampa, FL, has an engineering presence in Phoenix, AZ, and operates two large engineering centers in India’s tech hubs of Hyderabad and Chennai. NextSphere specializes in modern application development, systems monetization, product development, cloud and infrastructure services, and quality assurance. Over the years, NextSphere has worked with several brands across numerous industry verticals with expertise in Healthcare, Fintech and CPG/Manufacturing industries. The Company believes this acquisition will support the Company’s objectives of enhancing its technical capabilities, expanding its global footprint, and increasing its client base. The total purchase consideration is $25.2 million and consists of cash consideration of $24.3 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $0.9 million. The maximum amount of potential contingent cash consideration is $2.0 million. The contingent consideration is payable based on revenue and gross profit metrics to be achieved by NextSphere within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. See Note 3 for further details on contingent consideration.
Mutual Mobile — On December 23, 2022, the Company acquired 100% of the equity interest of the software company Mutual Mobile Inc. (“Mutual Mobile”). Founded in 2009, Mutual Mobile is based in the United States and India, offers end-to-end design and development of next-generation applications, combining mobile, augmented/virtual/mixed reality, and cloud edge/IoT practices. The acquisition of Mutual Mobile added approximately 180 employees to the Company’s headcount. The acquisition will accelerate Company’s strategic expansion into the India engineering market and further solidifies Grid Dynamics’ commitment to global growth. The total purchase consideration is $16.1 million and consists of cash consideration of $12.8 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $3.3 million. The maximum amount of potential contingent cash consideration is $5.0 million. The contingent consideration is payable based on revenue and gross profit metrics to be achieved by Mutual Mobile within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. See Note 3 for further details on contingent consideration.

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
Current assets acquired include cash and cash equivalents in the amount of $6.4 million for NextSphere and $3.5 million for Mutual Mobile. The purchase price for all acquisitions was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach. Goodwill for NextSphere and Mutual Mobile is not deductible for income tax purposes.
For the acquisition of NextSphere and Mutual Mobile, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to finalize the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes as of September 30, 2023 are as follows:

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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in thousands, except per share data)
Revenue	$87,290	$244,205
Net loss	$(4,773)	$(19,302)
Diluted loss per share	$(0.07)	$(0.29)
Note 3 — Fair value
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
During the three months ended December 31, 2022 and three months ended June 30, 2023 the Company completed the acquisitions of Mutual Mobile and NextSphere, respectively, under which the Company committed to make a cash earnout payment subject to attainment of specific performance targets. The weighted average discount rates used to determine the fair value of NextSphere and Mutual Mobile contingent considerations were 15.5% and 10.3%, respectively. During the third quarter ended September 30, 2023 the Company concluded that performance targets for both acquisitions will not be attained and consequentially reduced related earn-out liabilities to zero.
The Company records contingent consideration payable in Other current liabilities in its unaudited consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the nine months ended September 30, 2023 are as follows:

Amount (in thousands)
Contingent consideration payable as of December 31, 2022	$3,288
Acquisition date fair value of contingent consideration payable - NextSphere	932
Change in fair value of contingent consideration payable included in Other income/(expense) - Mutual Mobile	(3,288)
Change in fair value of contingent consideration payable included in Other income/(expense) - NextSphere	(932)
Contingent consideration payable as of September 30, 2023	$—
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
	(in thousands)
September 30, 2023
Financial Assets:
Cash equivalents:
Money market funds	$201,420	$201,420	$201,420	$—	$—

December 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$205,787	$205,787	$205,787	$—	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investment in equity securities of a related party that does not have readily determinable fair values. This investment is recorded at cost and is remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of the investment was $1.0 million as of September 30, 2023 and December 31, 2022, and was classified as Other noncurrent assets in the Company’s unaudited condensed consolidated balance sheets.
Note 4 — Prepaid expenses and other current assets
The prepaid expenses and other current assets were as follows:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$2,807	$3,323
Guarantee deposits placed	2,011	2,295
Value added, goods and service taxes receivable	1,760	1,384
Other prepaid and current assets	1,696	1,152
Total prepaid expenses and other current assets	$8,274	$8,154

Note 5 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		September 30, 2023	December 31, 2022
	(in years)	(in thousands)
Computers and equipment	2-5	$12,922	$11,679
Furniture and fixtures	3-10	1,698	1,614
Leasehold improvements	2-8	1,286	646
Software	3-5	1,245	1,053
Machinery and automobiles	4-6	563	349
		$17,714	$15,341
Less: Accumulated depreciation and amortization		(11,380)	(8,614)
		$6,334	$6,727

Capitalized software development costs	2-3	$7,327	$6,210
Less: Accumulated amortization		(3,218)	(4,722)
		$4,109	$1,488
Property and equipment, net		$10,443	$8,215

Note 6 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		September 30, 2023	December 31, 2022
	(in years)	(in thousands)
Customer relationships	8-12	$27,839	$19,424
Tradenames	2-10	5,324	4,828
Acquired software	2.5	995	—
Non-compete agreements	2	584	584
		$34,742	$24,836
Less: Accumulated amortization		(7,155)	(4,461)
Intangible assets, net		$27,587	$20,375
Based on the carrying value of the Company’s existing intangible assets as of September 30, 2023, the estimated amortization expense for the future years is as follows:

Years ending December 31, (in thousands)	Amount
2023 (excluding nine months ended September 30, 2023)	1,040
2024	4,048
2025	3,629
2026	3,168
2027	3,130
Thereafter	12,572
Total	$27,587

Note 7 — Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities were as follows:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Accrued expenses	$4,097	$1,302
Value added tax payable	1,264	1,345
Customer deposits	743	754
Contingent consideration payable	—	3,288
Other liabilities	1,146	1,836
Total accrued expenses and other current liabilities	$7,250	$8,525
As of September 30, 2023 and December 31, 2022 the Company had payable to its related party in the amount of $0.6 million that was classified as Other current liabilities in unaudited condensed consolidated balance sheet.
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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of September 30, 2023, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
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
As of September 30, 2023 and December 31, 2022, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement.

Note 9 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the nine months ended September 30, 2023 and 2022.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon billed client location. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer Location	(in thousands)
North America	$63,276	$68,057	$189,169	$189,324
Europe	14,121	13,040	45,266	40,371
Other	22	64	406	211
Total Revenues	$77,419	$81,161	$234,841	$229,906
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vertical	(in thousands)
Retail	$26,544	$25,260	$77,972	$74,019
Technology, Media and Telecom	23,732	26,335	74,639	71,170
CPG/Manufacturing(1)	9,668	16,058	33,186	47,127
Finance	7,299	6,073	20,562	15,649
Other	10,176	7,435	28,482	21,941
Total Revenues	$77,419	$81,161	$234,841	$229,906
__________________________
(1)CPG stands for Consumer Packaged Goods
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contract Type	(in thousands)
Time-and-material	$69,532	$75,085	$209,201	$211,293
Fixed-fee	7,303	6,076	24,588	18,613
Other revenues	584	—	1,052	—
Total Revenues	$77,419	$81,161	$234,841	$229,906
Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized. As of September 30, 2023 and December 31, 2022 the Company did not have material contract assets. Contract liabilities were $0.4 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively.

Remaining performance obligation
ASC 606 “Revenue from Contracts with Customers” requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2023 and December 31, 2022. This disclosure is not required for:
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
All of the Company’s contracts met one or more of these exemptions as of September 30, 2023 and December 31, 2022.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer 1	14.3%	13.1%	14.1%	12.1%
Customer 2	n/a	11.2%	n/a	10.9%
During the three and nine months ended September 30, 2023 the Company recorded revenues from its related parties of $2.0 million and $6.0 million, respectively. During the same periods of 2022 the Company recorded revenue from related parties of $1.7 million and $4.3 million, respectively.
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	September 30, 2023	December 31, 2022
Accounts receivable	1	2
Unbilled receivable	2	2
As of September 30, 2023 and December 31, 2022 accounts receivable from related parties were $1.0 million and $0.9 million, respectively.

Note 10 — Leases
A major part of the Company’s lease obligations is for office real estate. The Company may also lease corporate apartments, cars and office equipment. Payments on some of our leases may depend on index or rate, including Consumer Price Index. Such payments are included in the calculation of lease liability and assets at the commencement dates, all future changes are accounted as variable payments similar to other variable payments, such as common area maintenance, property and other taxes, utilities and insurance that are based on the lessor’s cost.
The Company’s leases have remaining lease terms ranging from 0.5 to 4.6 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.

As of September 30, 2023 and December 31, 2022, the Company had no finance leases. Operating lease expense is recorded on a straight-line basis over the lease term. During the three and nine months ended September 30, 2023 and 2022 lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$1,065	$845	$2,785	$2,397
Variable lease cost	56	(16)	318	(88)
Short-term lease cost	92	133	288	400
Total lease cost	$1,213	$962	$3,391	$2,709
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Lease liability payments	$1,024	$602	$2,664	$2,220
Lease assets obtained in exchange for liabilities	$369	$1,729	$5,005	$3,243
Non-cash net change in lease assets due to lease modifications	$(8)	$(129)	$18	$(1,015)
Non-cash net change in lease liability due to lease modifications	$8	$129	$(18)	$1,015
Weighted average remaining lease term and discount rate as of September 30, 2023 and December 31, 2022 is as follows:

	As of
	September 30, 2023	December 31, 2022
Weighted average remaining lease term, in years	3.4	3.8
Weighted average discount rate	6.5%	5.0%
As of September 30, 2023, operating lease liabilities will mature as follows:

Years ending December 31, (in thousands)	Lease Payments
2023 (excluding nine months ended September 30, 2023)	$1,084
2024	4,140
2025	3,206
2026	2,214
2027	1,816
2028	89
Total lease payments	12,549
Less: imputed interest	(1,410)
Total	$11,139
There were no material lease agreements signed with related parties as of September 30, 2023 and December 31, 2022.
Note 11 — Income taxes
The Company recorded income tax expense of $2.6 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was 79.5% and (101.8)% for the third quarter of 2023 and 2022, respectively. On a year-to-date basis, the Company recorded income tax expense of $8.0 million and $7.2 million for 2023 and 2022, respectively. The Company’s effective tax rate was 240.0% and (47.4)% during the nine months ended September 30, 2023 and 2022, respectively.

The change in the effective tax rate for the three and nine months ended September 30, 2023, as compared to the same period in 2022 was attributable mainly to Section 162(m) compensation deduction limitations and foreign inclusion adjustments.
For the three and nine months ended September 30, 2023, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through September 30, 2023, the Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. As of September 30, 2023, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2023 due to the inability to reliably or accurately forecast 2023 operating expenses. Similarly, for the three and nine months ended September 30, 2023, due to uncertainties created by geopolitical risks, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 12 — Stock-based compensation
Employee stock-based compensation cost recognized in the consolidated statements of income/(loss) and comprehensive income/(loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$502	$367	$1,482	$888
Engineering, research, and development	1,005	1,834	3,678	4,336
Sales and marketing	854	1,239	2,732	3,117
General and administrative	4,906	14,111	19,785	34,258
Total stock-based compensation	$7,267	$17,551	$27,677	$42,599
Stock Options
2018 Plan
Stock option activity under the Company’s 2018 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2022	1,598,811	$3.54	$12,279	6.0
Options exercised	(62,795)	$3.54
Options outstanding as of September 30, 2023	1,536,016	$3.54	$13,271	5.2

Options vested and exercisable as of September 30, 2023	1,529,816	$3.54	$13,218	5.2
The total unrecognized compensation expenses related to 2018 Plan options as of September 30, 2023 was $0.8 thousand to be expensed on a straight-line basis over 0.1 years.
2020 Plan
As of September 30, 2023, 7.2 million shares were available for grant under 2020 Incentive Stock Plan (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2022	3,003,611	$13.22	$3,883	8.3
Options granted	642,000	$11.59
Options exercised	(111,869)	$8.25
Options forfeited	(251,407)	$15.11
Options expired	(28,841)	$21.61
Options outstanding as of September 30, 2023	3,253,494	$12.85	$4,898	7.8

Options vested and exercisable as of September 30, 2023	1,492,386	$11.47	$3,864	6.8
The Company elected the policy to account for forfeitures as these occur. The total unrecognized compensation expenses related to 2020 Stock Plan options as of September 30, 2023 was $10.2 million to be expensed on a straight-line basis over the remaining 2.7 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2022	2,245,968	$11.99
Awards granted	185,500	$11.36
Awards vested and released	(1,293,759)	$12.18
Awards forfeited	(101,883)	$11.22
Unvested awards as of September 30, 2023	1,035,826	$11.71
During the nine months ended September 30, 2023 the Company net withheld and returned to the 2020 Plan pool 0.6 million shares to cover $6.9 million tax obligations for RSU releases. The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of September 30, 2023 was $9.6 million to be expensed on a straight-line basis over 0.9 years.
Performance Stock Units
The following table summarizes activity of the Company's PSUs for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2022	1,328,482	$39.41
Awards granted	523,938	$11.97
Awards vested and released	(1,328,482)	$39.41
Awards forfeited	(32,375)	$11.97
Unvested awards as of September 30, 2023	491,563	$11.97
During first quarter of 2023, the Company withheld 0.7 million shares to cover the $8.1 million tax obligations related to the release of vested 2022 PSU shares certified at 256% performance goal achievement on February 21, 2023. The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of September 30, 2023 was $3.8 million to be expensed over 0.4 years based on projected 160% performance goal achievement estimated as probable.
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
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator for basic and diluted income/(loss) per share
Net income/(loss)	676	(6,659)	(4,667)	(22,512)

Denominator:
Weighted-average shares outstanding – basic	75,464	68,623	75,026	67,566
Net effect of dilutive stock options and restricted stock units	1,875	—	—	—
Weighted-average shares outstanding – diluted	77,339	68,623	75,026	67,566

Net income/(loss) per share
Basic	$0.01	$(0.10)	$(0.06)	$(0.33)
Diluted	$0.01	$(0.10)	$(0.06)	$(0.33)
The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net income/(loss) per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock options to purchase common stock	2,167	4,416	4,845	4,326
Restricted stock units	20	2,484	1,686	2,042
Performance stock units	—	1,251	904	1,264
Total	2,187	8,151	7,435	7,632

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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through November 2, 2023, the date these unaudited condensed consolidated financial statements were issued.

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
Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” “GDH,” the “Company,” “we,” “us,” or “our”) is a rapidly expanding platform engineering services company, specializing in enterprise-level digital transformations for Fortune 1000 corporations. For enterprises that create innovative digital products and experiences, Grid Dynamics closely collaborates with its customers to provide digital transformation initiatives that span strategy consulting, development of early prototypes and enterprise-scale delivery of new digital platforms. Established in 2006 and headquartered in Silicon Valley as a cloud consultancy firm, Grid Dynamics has quickly established itself as a provider of choice for technology and evolved to become a leading force in digital innovation, with a strong focus on artificial intelligence (“AI”), data, analytics, cloud, and customer experience.
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

The following tables sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended September 30,
	2023		2022
	(in thousands, except per share data and percentages)
Revenues	$77,419	100.0%	$81,161	100.0%
Gross profit	28,152	36.4%	32,670	40.3%
Income/(loss) from operations	143	0.2%	(4,750)	(5.9)%
Net income/(loss)	676	0.9%	(6,659)	(8.2)%
Diluted income/(loss) per share	$0.01	n/a	$(0.10)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	10,733	13.9%	17,086	21.1%
Non-GAAP Net Income(1)	5,861	7.6%	10,976	13.5%
Non-GAAP Diluted EPS(1)	$0.08	n/a	$0.15	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

	Nine Months Ended September 30,
	2023		2022
	(in thousands, except per share data and percentages)
Revenues	$234,841	100.0%	$229,906	100.0%
Gross profit	85,032	36.2%	88,310	38.4%
Loss from operations	(4,515)	(1.9)%	(15,396)	(6.7)%
Net loss	(4,667)	(2.0)%	(22,512)	(9.8)%
Diluted loss per share	$(0.06)	n/a	$(0.33)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	33,550	14.3%	41,743	18.2%
Non-GAAP Net Income(1)	19,380	8.3%	26,154	11.4%
Non-GAAP Diluted EPS(1)	$0.25	n/a	$0.37	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP Net Income and Non-GAAP Diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
During the third quarter of 2023, our revenues of $77.4 million decreased by $3.7 million compared to the three months ended September 30, 2022, and remained flat compared to the prior quarter of 2023. The year-over-year decrease in revenues was largely due to the impact of macroeconomic conditions, which resulted in lower customer demand.
During the three months ended September 30, 2023 our Retail vertical comprised 34.3% of our third quarter revenue and grew by 5.1% compared to the same period of last year. The increase was due to a combination of new customers, existing business and acquisitions. Our Technology Media, and Telecom (“TMT”) vertical comprising 30.7% of our quarterly revenues decreased by 9.9% on a year-over-year basis largely due to decreased activity in some of our larger customers. During the three months ended September 30, 2023, our Consumer Packaged Goods (“CPG”)/Manufacturing vertical continued to decline falling by 39.8% and 11.1% on a year-over-year and sequential basis, respectively. Key reasons for the decline were a combination of macro-related uncertainty resulting in a more cautionary outlook towards spending and customer specific factors at some of our larger customers. During the third quarter of 2023, Finance, and Other verticals contributed to 9.4%, and 13.1%, respectively. Revenues from our Top 5 customers during the quarter decreased by 21.1% to 36.8% compared to the same period a year ago mainly due to a decrease in revenues generated from one of our larger customers.

We ended the third quarter of 2023 with $0.7 million, or 0.9% in GAAP Net Income, a decrease from a GAAP Net Income of $2.6 million, or 3.4% in the three months ended June 30, 2023 and a change from a GAAP Net Loss of $6.7 million, or 8.2% in the third quarter of 2022. The year-over-year increase in GAAP Net Income was largely driven by a combination of lower stock-based compensation expenses and a decrease in geographic reorganization and relocation costs. We ended the third quarter of 2023 with $10.7 million, or 13.9% in Non-GAAP EBITDA, down from $12.0 million, or 15.5% in the second quarter of 2023 and from $17.1 million, or 21.1% in the three months ended September 30, 2022. The sequential decrease in Non-GAAP EBITDA was largely driven by increased operating expenses. The year-over-year decrease was largely driven by a combination of lower levels of revenue and increased operating expenses.
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
The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of September 30,
	2023	2022
CEE, U.K., and the Netherlands	2,744	3,189
Americas	532	498
Rest of the world	547	59
Total	3,823	3,746
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. During the nine months ended September 30, 2023, the total number of customers was 265, up from 242 customers in the same period a year ago. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers. During the three and nine months ended September 30, 2023 one customer accounted for 10% or more of Grid Dynamics’ revenues in each of the periods indicated. Comparatively two customers accounted for 10% or more of Grid Dynamics’ revenues during three and nine months ended September 30, 2022.

The following table presents revenues concentration by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,
	2023		2022
	(in thousands, except percentages)
Top one customer	$11,082	14.3%	$10,624	13.1%
Top five customers	$28,499	36.8%	$36,125	44.5%
Top ten customers	$41,829	54.0%	$49,608	61.1%
Top twenty customers	$52,610	68.0%	$59,810	73.7%
Customers below top twenty	$24,809	32.0%	$21,351	26.3%

	Nine Months Ended September 30,
	2023		2022
	(in thousands, except percentages)
Top one customer	$33,031	14.1%	$27,865	12.1%
Top five customers	$87,531	37.3%	$100,834	43.9%
Top ten customers	$133,342	56.8%	$137,434	59.8%
Top twenty customers	$161,689	68.9%	$167,699	72.9%
Customers below top twenty	$73,152	31.1%	$62,208	27.1%
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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net income/(loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
GAAP net income/(loss)	$676	$(6,659)	$(4,667)	$(22,512)
Adjusted for:
Depreciation and amortization	2,478	1,627	6,255	4,907
Provision for income taxes	2,626	3,359	8,001	7,240
Stock-based compensation	7,267	17,551	27,677	42,599
Transaction and transformation-related costs (1)	436	—	1,519	—
Geographic reorganization (2)	306	2,658	1,528	9,633
Restructuring costs (3)	103	—	1,086	—
Other (income)/expense, net (4)	(3,159)	(1,450)	(7,849)	(124)
Non-GAAP EBITDA	$10,733	$17,086	$33,550	$41,743
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
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprised of severance charges and respective taxes and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statement of income/(loss) and comprehensive income/(loss).
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

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP Diluted EPS and its Non-GAAP Net Income to its consolidated net income/(loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
GAAP net income/(loss)	$676	$(6,659)	$(4,667)	$(22,512)
Adjusted for:
Stock-based compensation	7,267	17,551	27,677	42,599
Transaction and transformation-related costs (1)	436	—	1,519	—
Geographic reorganization (2)	306	2,658	1,528	9,633
Restructuring costs (3)	103	—	1,086	—
Other (income)/expense, net (4)	(3,159)	(1,450)	(7,849)	(124)
Tax impact of non-GAAP adjustments (5)	232	(1,124)	86	(3,442)
Non-GAAP Net Income	$5,861	$10,976	$19,380	$26,154
Number of shares used in the GAAP Diluted EPS	77,339	68,623	75,026	67,566
GAAP Diluted EPS	$0.01	$(0.10)	$(0.06)	$(0.33)
Number of shares used in the Non-GAAP Diluted EPS	77,339	71,857	77,298	70,739
Non-GAAP Diluted EPS	$0.08	$0.15	$0.25	$0.37
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
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprised of severance charges and respective taxes and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statement of income/(loss) and comprehensive income/(loss).
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

Results of Operations
The three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$77,419	$81,161	$(3,742)	(4.6)%
Cost of revenues	49,267	48,491	776	1.6%
Gross profit	28,152	32,670	(4,518)	(13.8)%
Engineering, research, and development	3,402	4,139	(737)	(17.8)%
Sales and marketing	6,132	5,084	1,048	20.6%
General and administrative	18,475	28,197	(9,722)	(34.5)%
Total operating expense	28,009	37,420	(9,411)	(25.1)%
Income/(loss) from operations	143	(4,750)	4,893	(103.0)%
Other income/(expense), net	3,159	1,450	1,709	117.9%
Income/(loss) before income taxes	3,302	(3,300)	6,602	(200.1)%
Provision for income taxes	2,626	3,359	(733)	(21.8)%
Net income/(loss)	$676	$(6,659)	$7,335	(110.2)%

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$234,841	$229,906	$4,935	2.1%
Cost of revenues	149,809	141,596	8,213	5.8%
Gross profit	85,032	88,310	(3,278)	(3.7)%
Engineering, research, and development	10,878	11,075	(197)	(1.8)%
Sales and marketing	17,729	14,431	3,298	22.9%
General and administrative	60,940	78,200	(17,260)	(22.1)%
Total operating expense	89,547	103,706	(14,159)	(13.7)%
Loss from operations	(4,515)	(15,396)	10,881	(70.7)%
Other income/(expense), net	7,849	124	7,725	6,229.8%
Income/(loss) before income taxes	3,334	(15,272)	18,606	(121.8)%
Provision for income taxes	8,001	7,240	761	10.5%
Net loss	$(4,667)	$(22,512)	$17,845	(79.3)%

Revenues by Vertical. We assign our customers into one of our four main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Three Months Ended September 30,
	2023	% of revenue	2022	% of revenue
	(in thousands, except percentages)
Retail	$26,544	34.3%	$25,260	31.1%
Technology, Media and Telecom	23,732	30.7%	26,335	32.4%
CPG/Manufacturing	9,668	12.5%	16,058	19.8%
Finance	7,299	9.4%	6,073	7.5%
Other	10,176	13.1%	7,435	9.2%
Total	$77,419	100.0%	$81,161	100.0%

	Nine Months Ended September 30,
	2023	% of revenue	2022	% of revenue
	(in thousands, except percentages)
Retail	$77,972	33.2%	$74,019	32.2%
Technology, Media and Telecom	74,639	31.8%	71,170	31.0%
CPG/Manufacturing	33,186	14.1%	47,127	20.5%
Finance	20,562	8.8%	15,649	6.8%
Other	28,482	12.1%	21,941	9.5%
Total	$234,841	100.0%	$229,906	100.0%
Revenues. On a year-over-year basis, revenues decreased by $3.7 million or 4.6% during the third quarter of 2023 largely due to macroeconomic conditions. On a year-to-date basis, revenue increased by $4.9 million or 2.1%, reaching $234.8 million. The year-over-year increase on a nine-month basis, was driven by contributions from the recent acquisitions.
Cost of Revenues. Cost of revenues remained relatively on the same level with a 1.6% increase in the three months ended September 30, 2023 over the same period last year. Cost of revenues on a year-to-date basis grew by $8.2 million, or 5.8% reaching $149.8 million compared to the same period of 2022 largely due to contributions from our recent acquisitions.
Gross Profit. The Company witnessed a decrease of 13.8% in gross profit for the third quarter of 2023 compared to the same period of last year reaching $28.2 million. At the same time gross profit for the nine months 2023 showed a slight decrease by $3.3 million or 3.7% which is largely driven by higher revenues that helped to partially offset increased costs. Expressed as a percentage of revenues, our gross margin for the third quarter slightly decreased by 3.9% on a year-over-year basis and by 0.2% on a sequential basis.
Engineering, Research and Development. Engineering, research and development expenses decreased by $0.7 million, or 17.8% to $3.4 million in the three months ended September 30, 2023 as compared to the same period last year. During the nine months of 2023 engineering, research and development costs decreased by 1.8% to $10.9 million compared to $11.1 million recorded in the nine months ended September 30, 2022. The decrease in both periods was primarily due to decrease in stock-based compensation expenses, that was partially offset by increase in staffing and greater investments in customer delivery operations on a year-to-date basis.
Sales and Marketing. During three and nine months ended September 30, 2023 sales and marketing expenses increased by $1.0 million and $3.3 million, respectively, as compared to the same period of 2022. Sales and marketing expenses as a percentage of revenue during the third quarter and the nine months of 2023 increased by 1.6% and 1.2%, respectively. The changes were largely driven by increases in sales personnel and new sales initiatives.
General and Administrative. General and administrative expenses decreased from $28.2 million in the third quarter of 2022 to $18.5 million in 2023. The year-over-year decline on a three-month basis was largely due to lower levels of the stock-based compensation expenses. On a year-to-date basis, general and administrative expenses decreased by 22.1% reaching $60.9 million compared to $78.2 million in the nine months of 2022. This decrease was largely due to a combination of lower stock-based compensation and geographic reorganization expenses.
Other Income/(Expenses), Net. During the three months ended September 30, 2023 other income doubled compared to the three months ended September 30, 2022 mainly due to a write-off of contingent consideration related to Mutual Mobile and NextSphere acquisitions. During the nine months ended September 30, 2023 the Company generated $7.8 million of other income compared to $0.1 million recorded during the same periods of 2022. The increase on a year-to-date basis in 2023 in comparison to 2022, was driven by income generated by our money market funds which we started to receive during the third quarter of 2022 as well as change in fair value of contingent consideration related to Mutual Mobile and NextSphere acquisitions.
Provision for Income Tax. During the three months ended September 30, 2023 we recognized a provision for income tax of $2.6 million compared to $3.4 million in the same period of 2022. During the nine months of 2023 we recognized a provision for income tax of $8.0 million compared to $7.2 million during the same period of 2022. The difference in the tax provision was attributable mainly to Section 162(m) compensation deduction limitations and foreign inclusion adjustments.
Net Income/(Loss). During the three and nine months ended September 30, 2023, we recognized net income of $0.7 million and net loss of $4.7 million, respectively, compared to net loss of $6.7 million and $22.5 million in the same periods of 2022 due to the reasons stated above.
Liquidity and Capital Resources
Grid Dynamics measures liquidity in terms of its ability to fund the cash requirements of its business operations, including working capital needs, capital expenditures, contractual obligations, and other commitments with cash flows from operations and other sources of funding. Grid Dynamics’ current liquidity needs relate mainly to compensation and benefits of Grid Dynamics’ employees and contractors and capital expenditures for computer hardware and office furniture. Grid Dynamics’ ability to expand and grow its business will depend on many factors including its capital expenditure needs and the evolution of its operating cash flows. Grid Dynamics may need more cash resources due to changed business conditions or other developments, including investments or acquisitions. Grid Dynamics believes that its current cash position on its balance sheet of $253.7 million as of September 30, 2023 is sufficient to fund its currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if Grid Dynamics’ resources are insufficient to satisfy its cash requirements, it may need to seek additional equity or debt financing, which may be subject to conditions outside of Grid Dynamics’ control and may not be available on terms acceptable to Grid Dynamics’ management or at all.
The Company’s cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. As of September 30, 2023 and December 31, 2022 Grid Dynamics had cash and cash equivalents amounting to $253.7 million and $256.7 million respectively. Of this amount, $19.4 million and $16.8 million, respectively, was held outside the United States. Cash balances held in Ukraine as of September 30, 2023 and December 31, 2022 equaled $4.3 million and $0.6 million, respectively. Cash held outside of the United States is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. If we decide to remit funds from these countries to the United States in the future, whether in the form of inter-company dividends or otherwise, we may be subject to foreign withholding taxes. Additionally the Company holds cash deposits in countries where the banking sector remains periodically unstable, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. Such countries apart from Ukraine include Armenia, Moldova, Romania, Serbia, India, and Mexico. The Company places its cash with financial institutions considered stable in the region and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it operates. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, may result in the loss of the Company’s deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
On March 15, 2022, we entered into a new agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders. See Note 8 to the condensed consolidated financial statements. As of September 30, 2023 we had no outstanding debt under the credit facility.

Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$33,537	$19,639
Net cash used in investing activities	$(23,423)	$(5,381)
Net cash (used in)/ provided by financing activities	$(14,467)	$98,503
Effect of exchange rate changes on cash and cash equivalents	$1,337	$(1,937)
Net increase/(decrease) in cash and cash equivalents	$(3,016)	$110,824
Cash, cash equivalents (beginning of period)	$256,729	$144,364
Cash, cash equivalents (end of period)	$253,713	$255,188
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2023 increased by $13.9 million to $33.5 million from $19.6 million provided in the same period of 2022, driven by a combination of decrease in days-sales-outstanding and improved cash collections from customers.
Investing Activities. Net cash used in investing activities during the nine months of 2023 primarily reflects the acquisition of NextSphere that resulted in a payment of $17.8 million net of cash acquired. Capital expenditures during nine months of 2023 increased by $1.2 million compared to the same period of 2022 and were comprised of capital expenditures for computer hardware, related equipment and software.
Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2023 was $14.5 million and reflected the tax withholding obligations due to issuance of shares in connection with vested awards that was $10.2 million higher compared to 2022. Cash provided by financing activities during the nine months ended September 30, 2022 reflected the equity offering during third quarter of 2022 that was slightly offset by the payment of contingent consideration for Daxx acquisition and the tax obligations noted above.
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
In the three months ended September 30, 2023, approximately 38.0% of Grid Dynamics’ $77.3 million combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 28.3% of Grid Dynamics’ $85.9 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended September 30, 2022.
In the three months ended September 30, 2023:
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
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a 0.3 million decrease in income from operations.
In the nine months ended September 30, 2023, approximately 38.0% of Grid Dynamics’ $239.4 million combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 34.7% of Grid Dynamics’ $245.3 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended September 30, 2022.
In the nine months ended September 30, 2023:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $2.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $3.2 million decrease in income from operations.
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $1.2 million decrease in income from operations.
In the nine months ended September 30, 2022:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.8 million decrease in income from operations.
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $0.6 million decrease in income from operations.

Grid Dynamics analyzes sensitivity to the zloty, pound sterling and pesos separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the third quarter of 2023.
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
Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Social, ethical and business issues relating to the use of AI in our offerings.

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
•War, terrorism, other acts of violence, or natural or man-made disasters may affect the markets in which we operate, our clients and our service delivery.
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
Our revenues have historically been highly dependent on a limited number of clients. In the nine months of 2023 and 2022, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 56.8% and 59.8% of our revenue from our 10 largest clients during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022 we had one and two clients, respectively, that each accounted for greater than 10% of our revenue for the periods indicated. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top three industry verticals: technology, retail and CPG/manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent periods, including net losses of $4.7 million for the nine months ended September 30, 2023 and $22.5 million for the nine months ended 2022. We may continue to incur significant losses in the future for a number of reasons, including unforeseen and high-levels of operating expenses, expansion into higher-cost geographies, increased costs due to wage inflation, and costs related to the Russian invasion of Ukraine.
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
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, tax rates, economic uncertainty, fluctuations in consumer spending, political instability, changes in laws, and trade barriers and sanctions. Recently, inflation rates in the US have increased to levels not seen in several years, and there are concerns of a recession. Further, a federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Such economic volatility could adversely affect our clients' business, as well as our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Because of our concentration on our clients’ capital-intensive digital transformation programs, our clients, and therefore our business, may be particularly sensitive to rising interest rates. Geopolitical destabilization could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the technology spending of our clients and potential clients.
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
We operate in an industry characterized by rapidly changing technologies, such as generative AI, methodologies and evolving industry standards. Our future success depends in part upon our ability to anticipate developments in our industry, enhance our existing services and to develop and introduce new services to keep pace with such changes and developments and to meet changing client needs.
Development and introduction of new services and products, including generative AI, is expected to become increasingly complex and expensive, involve a significant commitment of time and resources, and subject to a number of risks and challenges, including:
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
We may not be successful in anticipating or responding to these developments, including generative AI, in a timely manner, and even if we do so, the services, technologies or methodologies we develop or implement may not be successful in the marketplace. Furthermore, services, technologies or methodologies that are developed by competitors may render our services non-competitive or obsolete. Our failure to adapt and enhance our existing services and to develop and introduce new services to promptly address the needs of our clients may have a material adverse effect on our business, financial condition and results of operations.
Social and ethical issues relating to the use of AI in our offerings may result in reputational harm or liability.
Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.
Security breaches and incidents, system failures or errors, and other disruptions to our networks and systems could result in unauthorized access to, or disclosure or other processing of, confidential information and expose us to liability, which would cause our business and reputation to suffer.
We often have access to, or are required to collect, process, transmit, store, or otherwise process, sensitive or confidential client and customer data, including intellectual property, proprietary business information of Grid Dynamics and our clients, and personal information of our clients, customers, employees, contractors, service providers, and others. We use our data centers and networks, and certain networks and other facilities and equipment of our contractors and service providers, for these purposes. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks and disruptions by hackers or other third parties, the introduction of ransomware or other malicious code, or otherwise may be breached or otherwise subject to security incidents or compromises due to human error, phishing attacks, social engineering, zero-day vulnerabilities, malfeasance or other disruptions. Because of increases in the number of our personnel and our contractors’ and service providers’ personnel working remotely, we face increased risks of such attacks and disruptions that may affect our systems and networks or those of our clients, contractors, and service providers. Increased risks of such attacks and disruptions, including a heightened risk of potential cyberattacks by state actors also exist because of Russia's significant military action against Ukraine. Such risks could increase as we expand geographically. Further, cyberattacks are becoming increasingly sophisticated, including as a result of the proliferation of artificial intelligence and machine learning. Any such breach, incident or disruption could compromise our data centers, networks and other equipment and the information stored or processed there could be accessed, disclosed, altered, misappropriated, lost, stolen, rendered unavailable, or otherwise processed without authorization. In addition, any failure or security breach or incident in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition, disclosure, or other processing of sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if our and our contractors’ and service providers' networks and other facilities and equipment were not compromised. Although we maintain industry standard information security controls, including supply chain security verification, anti-phishing training and testing, and vulnerability management consistent with our ISO27001 certification, no safeguard or combination of safeguards can prevent all incidents from happening.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency is the US Dollar. That said, the company's revenues and costs are exposed to a number of currencies that include EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupees. As we do not hedge our foreign currency, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three and nine months ended September 30, 2023, approximately 38.0% in each of the periods of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Comparatively, approximately 28.3% and 34.7% of Grid Dynamics’ combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, In the three and nine months ended September 30, 2022, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the nine months ended September 30, 2023 and 2022, Grid Dynamics recorded $27.7 million and $42.6 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, climate change, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic. For example, the significant military action against Ukraine launched by Russia and the conflict between Israel and Hamas have affected and will further affect our business and have resulted in disruptions in the broader global economic and geopolitical environment, which may further affect our business. Such events and conflicts may cause clients to delay their decisions on spending for the services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.
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

As of September 30, 2023, approximately 25.7 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted two “Rule 10b5-1 trading arrangements” as defined in Regulation S-K Item 408, as follows:

On August 30, 2023, Anil Doradla, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 92,084 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The Rule 10b5-1 plan may sell a portion of Mr. Doradla’s shares each month until November 1, 2024, or earlier if all transactions under the trading arrangement are completed.

On September 1, 2023, Leonard Livschitz, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of shares of our common stock. The expected number of shares to be sold is between 260,000 to 685,638 shares. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The Rule 10b5-1 plan may sell a portion of Mr. Livschitz’s shares each month until December 20, 2024, or earlier if all transactions under the trading arrangement are completed.
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

Grid Dynamics Holdings, Inc.

Date: November 2, 2023	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)