Form 10-K
period 2023-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2024-02-29
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $518.0 million based on the closing price of the registrant’s common stock on June 30, 2023 of $9.25 per share, as reported by the NASDAQ Capital Market (the “NASDAQ”). Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 15, 2024, there were 75,973,726 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•the possibility that we have been and may continue to be adversely affected by macroeconomic conditions, inflationary pressures, the geopolitical climate and other economic, business, and/or competitive factors; and
ii

•other risks and uncertainties indicated in this Annual Report on Form 10-K, including those set forth in Item 1A, “Risk Factors.”
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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
iii

PART I
ITEM 1. BUSINESS
Business Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” “GDH,” the “Company,” “we,” “us,” or “our”) is a leading provider of technology consulting, platform and product engineering, and advanced analytics services. Fusing technical vision with business acumen, we enable positive business outcomes for enterprise companies undergoing business transformation by solving their most pressing technical challenges.
A key differentiator for Grid Dynamics is our 7+ years of experience and leadership in Enterprise artificial intelligence (“AI”), supported by profound expertise and ongoing investment in cloud, data, advanced analytics, and customer experience.
Additional market differentiators include:
•a culture of engineering excellence, R&D investment, and innovation in groundbreaking technologies before they become ubiquitous;
•a co-innovation model with continuous knowledge-sharing throughout delivery that reduces implementation risk and time-to-value, enables enterprises to build in-house capabilities, retain control of proprietary technology and data, and benefit from the adoption of new technologies; and
•a global footprint, and a “Follow-the-Sun” delivery model bolstered by engineering talent driven by innovation, and technical mastery, resulting in transformational business outcomes.
Established in 2006 and headquartered in Silicon Valley, Grid Dynamics partners with clients ranging from innovative start-ups to the largest companies in the world. Grid Dynamics believes the key to its success is a culture encouraging an unwavering “whatever it takes” dedication that puts client success over contract terms, products over projects, and real business results over pure technical innovation. With our proprietary processes optimized for innovation, emphasis on talent development, and technical expertise, Grid Dynamics is well-positioned for continued success.
Grid Dynamics has offices across the U.S., Mexico, Jamaica, the U.K., Europe, and India. During the last three years, Grid Dynamics acquired NextSphere Technologies Inc. (“NextSphere”), Mutual Mobile Inc. (“Mutual Mobile”), and Tacit Knowledge Inc. (“Tacit”). These acquisitions diversified our geographical presence, client base, and industry vertical presence.
Industry Background and Market Opportunity
Digital transformation is a rapidly expanding market that is still in its early stages. Enterprises strive to compete in the digital world, facing the need to transform to survive attacks from the nimbler and more technologically advanced newcomers. Traditional approaches to managing information technology as a mix of vendor solutions and outsourced services often break down in the face of the imperative to innovate through technology.
Increasingly, business executives are looking at the use of technology as a competitive advantage rather than a way to cut costs with software-defined capabilities becoming the essence of the business capabilities. The rise of AI signifies a shift from the automation of business processes to the automation of decision-making itself. To differentiate, corporations are directing investments toward building new digital products and experiences, instead of buying off-the-shelf software products and entire business underpinning platforms. This drives demand for highly technical software development, creating an opportunity for pure-play platform engineering and software development service providers such as Grid Dynamics.
Sophisticated and scalable software platforms developed and continuously adapted to enterprise needs propelled many of today's most successful companies. Their unique business approaches and ability to move fast in adapting to changing market conditions allowed them to develop strong market positions and maintain defense against competitiors. Grid Dynamics is well-placed as a strategic partner of choice for these opportunities. Our focus on the foundation of excellence in platform and software engineering enables the level of collaboration that only a few can offer.
Grid Dynamics has offices across Europe, India, and the Americas. As the key drivers of our “Follow-the-Sun” model of engineering excellence, these geographies enable the acceleration of valuable business outcomes for our clients. Our teams and programs are organized and orchestrated for continuous integration, self-sufficiency, and maximum business impact across regions. Another strategic advantage of our “Follow-the-Sun” approach is that these geographies grow technology markets with large talent pools of highly skilled technical talent and cost-efficient scalability due to their large and well-recognized university infrastructures — a valuable asset for fueling our internship programs and attracting top talent. As we expand our geographical reach, we are also investing in developing a multi-discipline approach to address the challenges facing our clients. This involves developing hybrid team capabilities focused on end-to-end problem-solving.
Strategies and Strengths
Grid Dynamics’ objective is to become a global leader in enabling digital transformation at Fortune 1000 companies. Grid Dynamics’ strategy to achieve such an objective is based on leveraging the following core strengths.
Proprietary Processes Optimized for Innovation
Grid Dynamics recognizes the changing dynamics of the IT services space. Increasingly, corporations expect their service providers to participate and help shape innovation programs. This leads to the development of next-level capabilities that traditional service models, used by the traditional outsourcing providers, fail to address effectively. Grid Dynamics melds technical consulting, platform and product engineering, and analytics competencies into unified, cross-functional digital teams that are designed to respond and adapt to changes in a client’s business. The effectiveness of such teams is further increased by close collaboration with a client’s technology and business leadership teams and active inquiry into a client’s business priorities on all levels.
Culture-First Approach to Talent Development
The ever-increasing role of digital transformation leads to the emergence of a new kind of business leader that combines a vision of business transformation with a deep understanding of possibilities brought together by modern digital technology. Earning the trust of these leaders is one of the pillars of Grid Dynamics’ success. Grid Dynamics selects, trains, and promotes its leadership based on the following cultural principles.
•Global integration. Demands of modern businesses transcend cultural and language boundaries. Grid Dynamics builds teams that are transparently distributed across countries, time zones, and reporting lines.
•Partnership with client. Grid Dynamics demands accountability and ownership of a client’s success, whether or not such success is a contractual matter. Understanding the goals of Grid Dynamics’ clients and the ability to manage such goals across reporting lines is a must for any leadership role within Grid Dynamics.
•Technological innovation. Understanding digital transformation and successfully delivering strategic programs is impossible without a strong understanding of emerging technology. Deep knowledge of how new technology, such as cloud, big data, and AI, transforms the way corporations develop their businesses is a prerequisite for leadership roles in Grid Dynamics.
•Education. Grid Dynamics believes that technology changes rapidly, and Grid Dynamics' employees must adapt even more rapidly. Grid Dynamics offers many formal and informal training programs, such as Grid University, an online education platform with thousands of hours of training videos, to ensure that professionals can expand and enhance their capabilities.
Technical Expertise and Scalable Engineering
Grid Dynamics believes in great engineering underpinning mission-critical services. From its inception, Grid Dynamics has built its engineering DNA with a focus on emerging technologies, leading with AI and generative AI, data engineering, cloud and microservices, DevOps and AIOps, modern frontend technologies, and QA automation. By making advanced technology accessible to clients through experience and know-how, industry solutions, and accelerators, Grid Dynamics strengthens its position as a strategic technology partner with existing clients and attracts new clients.
Services
In today’s engineering and IT services market, customers are increasingly looking for service providers that can be co-innovation partners rather than an implementation agency or a cost-saving measure. Grid Dynamics addresses this need by focusing on four high-value, high-impact service areas.
Cloud Platform and Product Engineering
Our Cloud Platform and Product Engineering practice provides innovative services that enable businesses to harness the power of cloud computing and modern application development methodologies. We specialize in architecting, designing, and building scalable, secure, and resilient cloud-based platforms and business applications that power digital transformation and business agility. Our expertise in platform engineering, cloud migration and modernization, DevTestSecOps, microservices, and serverless architecture helps organizations generate more revenue, reduce costs, improve time to value, and enhance performance. By leveraging our services, customers can partner with Grid Dynamics to drive focus on innovation and growth using the latest advancements in platform engineering and product development.
AI/ Machine Learning and Data Platform Engineering
In the domain of Data and Machine Learning Platform Engineering, we offer specialized services that empower businesses to unlock the full potential of their structured and unstructured data. Our team of experts builds robust, scalable platforms that facilitate batch and streaming data ingestion, quality, governance, orchestration, semantic modeling, observability, and analysis at scale. By applying advanced artificial intelligence, machine learning algorithms, and analytics, we help companies derive actionable insights, predict trends, accelerate operations, and make data-driven decisions in the areas of pricing, promotions, customer experience, risk management, and supply chain that drive competitive advantage. Our approach to data engineering and advanced analytics ensures that our customers have a solid technology foundation to support their evolving data needs and democratize it across the enterprise — enabling them to leverage their data assets for maximum impact.
Digital Engagement
Our Digital Engagement practice focuses on creating meaningful interactions between businesses and their customers through all digital channels. We design and implement digital ecosystems that enhance customer experiences, foster brand loyalty, and drive business growth. Our expertise in digital commerce, user experience design and mobile application engineering, computer vision, deep learning, neural search, generative AI, and large language models, enables organizations to engage with their audience more effectively across multiple touchpoints. We co-innovate with clients and prioritize customer-centric approaches to design, build, and deploy engaging digital presences that resonate with their target audiences — increasing satisfaction and revenue. We partner with leading vendors in MACH and Composable Commerce to drive the highest return on investment for our clients.
Supply Chain, IoT, and Advanced Manufacturing
Our Supply Chain, Internet of Things (“IoT”), and Advanced Manufacturing practice focuses on transforming traditional operations into smart, connected ecosystems. We leverage the IoT, edge computing, advanced analytics, modern artificial intelligence, and machine learning technologies to optimize supply chain demand forecasting, inventory allocation, order management, logistics, and supplier management, improve manufacturing operational efficiency, and introduce innovation in product development and production processes. Our expertise in building fit-for-purpose platforms and adopting the latest innovations in this space enable real-time monitoring, predictive maintenance, and autonomous operations, reducing costs and enhancing productivity across the enterprise. Our customers benefit from our ability to integrate innovative technologies into their operations, making their supply chains more resilient, agile, and aligned with the digital economy’s demands.
Verticals
Grid Dynamics has strong vertical-specific domain knowledge backed by extensive experience. By merging technology with business processes, Grid Dynamics delivers tailored solutions in several key industry verticals: Tech, Media, and Telecom (“TMT”); Retail; Consumer Packaged Goods (“CPG”)/Manufacturing; Finance.
Tech, Media and Telecom
Grid Dynamics has a strong presence in the digital technology sector, particularly among analytics, SaaS, and platform vendors that are driven by a constant need for innovation. Grid Dynamics’ long-lasting expertise in complex open-source technology and in building massively scalable distributed systems, the company-wide culture of agile co-creation as well as a deep understanding of digital commerce have enabled Grid Dynamics to build strong business relationships with the leading players in this sector. For example, Grid Dynamics has been providing software engineering, continuous delivery and deployment automation, machine learning, internal tool development, and quality engineering services to one of the largest cloud services providers, becoming one of their key technological services partners.
Retail
By utilizing Grid Dynamics’ deep expertise in the digital retail space and providing a mix of consulting and engineering services, Grid Dynamics enables its clients to win market share, shorten time to market, and reduce the costs of digital operations. For example, Grid Dynamics has worked closely with a large U.S. retail company over many years to develop a strategic omnichannel transformation program and became a key contributor to the development of a new omnichannel platform including consumer experience, product discovery, analytics, and inventory optimization.

Consumer Packaged Goods and Manufacturing
Grid Dynamics helps its manufacturing customers harness digital transformation by applying novel approaches to engage consumers directly and optimize back-end supply chains. For example, Grid Dynamics accelerated digital transformation in a global shoe manufacturing company by building composable commerce and other digital ecosystem capabilities, replacing a monolithic commerce engine, and speeding time to market with modern and flexible functionality.
Finance
In the early days of Grid Dynamics, the financial sector recognized our ability to tackle high-end technology programs, such as moving from batch to real-time fraud detection. Today, Grid Dynamics has evolved from a niche provider to a proven partner, enabling agility and time to market in the most challenging regulatory environments. For example, a major commercial bank chose Grid Dynamics to solve the challenge of evolving its security frameworks to realize benefits from cloud and DevOps. In addition, Grid Dynamics enables clients operating in the Finance vertical to maximize the value of every customer interaction. By leveraging neural search and generative AI technology, Grid Dynamics creates solutions with seamless access to financial and economic data that enable Financial advisors to make quicker, more informed decisions, and better serve their clients. Furthermore, Grid Dynamics enables Insurance clients to achieve outstanding results with advanced customer analytics and risk-scoring models using the latest advancements in deep learning and decision sciences.
The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	For the year ended December 31,
	2023		2022		2021
	(in thousands, except % of revenue)
Retail	$102,551	32.8%	$99,681	32.1%	$61,717	29.2%
Tech, Media and Telecom	98,830	31.6%	98,334	31.7%	67,689	32.0%
CPG/Manufacturing	42,861	13.7%	61,216	19.7%	43,461	20.6%
Finance	28,842	9.2%	21,893	7.1%	17,515	8.3%
Other	39,826	12.7%	29,358	9.4%	20,898	9.9%
Total	$312,910	100.0%	$310,482	100.0%	$211,280	100.0%

Delivery Model and Operating Structure
Our service delivery model involves using an efficient mix of on-site, off-site and offshore staffing. We believe that the combination of our delivery model optimized for co-innovation and the placement of our technology leaders at clients’ premises creates a key competitive advantage that enables us to better understand and meet a client’s diverse needs.
Grid Dynamics has engineering personnel located within Grid Dynamics’ engineering centers across Europe, India, and the Americas. As of December 31, 2023, Grid Dynamics had 3,920 full-time and part-time personnel and delivered services from engineering centers located in the following countries: the United States, Mexico, Jamaica, United Kingdom, Netherlands, Poland, Serbia, Romania, Ukraine, Moldova, Armenia, and India.
Grid Dynamics also places its self-managed teams of IT professionals at client premises aimed at successful delivery of innovative projects and programs.
Quality and Process Management
Grid Dynamics enforces stringent security standards and has maintained a continuous ISO 27001:2013 certification since August 2014. All key company locations, departments and teams are within the scope of the deployed information security management system.
Grid Dynamics policies, standards and procedures are reviewed annually during both internal and external certification audits. Grid Dynamics has successfully passed nine ISO 27001:2013 audits, as well as over a dozen exhaustive audits from top financial services customers.

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
In addition, Grid Dynamics actively invests in partnerships with hyperscalers and leading technology providers to amplify its sales and marketing efforts, leveraging the advanced capabilities of these entities to enhance visibility and drive sustained business growth.
Customers
Grid Dynamics’ client base primarily consists of Fortune 1000 corporations based in North America. With the acquisitions of Tacit in May 2021, Mutual Mobile in December 2022, and NextSphere in April 2023, we have gained customers in the U.K., North America, as well as Continental Europe and Asia.
Grid Dynamics has a high level of revenue concentration with certain clients. In the year ended December 31, 2023 one customer accounted for 10% or more of Grid Dynamics revenue compared to two in each of the years ended December 31, 2022 and 2021.
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
Grid Dynamics faces competition primarily from:
•emerging small to mid-cap digital services companies, such as Globant S.A., Endava plc, EPAM Systems, Inc., and Thoughtworks Holding Inc.;
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
Human Capital and Employees
People are critical to the success of Grid Dynamics. Accordingly, attracting and retaining personnel is a key factor in Grid Dynamics’ ability to grow revenues and meet its clients’ needs. As of December 31, 2023, Grid Dynamics had 3,920 personnel across 13 countries (the U.S., Mexico, Jamaica, Armenia, India, the Netherlands, the U.K., Poland, Romania, Serbia, Switzerland, Moldova, and Ukraine).
Recruitment and Retention
Grid Dynamics hires both for technical skills and cultural fit. The reality of the changing technological landscape demands that our engineering personnel can continuously acquire new proficiencies and skills.

Grid Dynamics’ hiring program is driven by demand within current and projected clients. Projections of client demand are constantly reviewed to ensure that we maintain a proper recruiting and training pipeline. The geographical spread helps Grid Dynamics avoid location constraints and shorten the time to identify and recruit top technical talent. Grid Dynamics targets the top technical talent from top technical universities in all its locations. The majority of Grid Dynamics’ engineering personnel have bachelor’s or advanced degrees in computer science.
To attract, retain, and motivate IT professionals, Grid Dynamics seeks to provide an environment and culture that rewards entrepreneurial initiative and performance. In addition, Grid Dynamics offers a challenging work environment, ongoing skills development initiatives, and attractive career advancement and promotion opportunities.
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
Management Training Programs
Grid Dynamics offers support, training, and mentoring programs to managers through the Grid Dynamics Management Training Program. Various courses in project management and leadership skills help managers build strong teams through a positive work environment, group inspiration, and individual motivation.
Internships
Grid Dynamics has a long-standing tradition of running internship programs for students and junior engineers. The company opens its doors to young, promising engineers who are ready for a life-changing career of working on complex projects in big data, machine learning, AI, and other emerging technologies.
Each intern works with a mentor who helps them adapt, shares knowledge and supports them in developing the necessary skills.
Intellectual Property
Protection of intellectual property rights is paramount to Grid Dynamics and its clients. Grid Dynamics relies on a combination of trade secret, patent, copyright, and trademark laws as well as confidentiality procedures and contractual provisions to protect its intellectual property. Grid Dynamics requires its employees, independent contractors, vendors, and clients to enter into written confidentiality agreements upon the commencement of their relationships with Grid Dynamics. These agreements generally provide that any confidential or proprietary information disclosed or otherwise made available by Grid Dynamics must be kept confidential.
Grid Dynamics customarily enters into non-disclosure agreements with its clients concerning the use of their software systems and platforms. Grid Dynamics’ clients usually own the intellectual property in the software or systems Grid Dynamics develops for them.
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
•Macroeconomic conditions, inflationary pressures and the geopolitical climate could adversely affect our operating results and growth prospects.
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
•Social and ethical issues relating to the use of AI in our offerings may result in reputational harm or liability.
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
•Acquisitions could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations, we may not achieve the financial and strategic goals that were contemplated at the time of a transaction, and we may be exposed to claims, liabilities and disputes as a result of the transaction that may adversely impact our business, operating results and financial condition.
Risks Related to Our Business, Operations and Industry
We operate in a rapidly evolving industry, which makes it difficult to evaluate future prospects and may increase the risk that we will not continue to be successful and may adversely impact our stock price.
The technology services industry is competitive and continuously evolving, subject to rapidly changing demands and constant technological developments. As a result, success and performance metrics are difficult to predict and measure. Since services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model and its results of operations, it can be difficult to predict how any company’s services, including ours, will be received in the market.
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
All of these risks are heightened as we continue to expand geographically, including through acquisitions. During 2022, we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia, and expansion in India and Jamaica. As we grow, we continue to explore other geographies for expansion. This may result in higher costs affecting our profitability levels. Furthermore, as we expand to new geographies, we may not be able to sustain the level of competitiveness, including high quality and low cost, of our workforce that has enabled us to succeed with our customers. Additionally, we do not have a long history of operating our business, including recruiting, training and retaining employees, in these new geographies, and our competitiveness may decline if we are not able to effectively manage these risks.
Our revenues have historically been highly dependent on a limited number of clients and industries and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
Our revenues have historically been highly dependent on a limited number of clients. In 2023, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 56.1%, 59.7% and 60.4% of our revenue from our 10 largest clients during the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023 one customer accounted for 10% or more of our revenues for the period compared to two customers that each accounted for 10% or more of our revenues during the years ended December 31, 2022 and 2021, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenue is concentrated in our top three industry verticals: retail, technology, and CPG/manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent periods, including net losses of $1.8 million, $29.2 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. We may continue to incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen and high-levels of operating expenses, expansion into higher-cost geographies and increased costs due to wage inflation.
We anticipate that our operating expenses will increase in the foreseeable future as we invest in our business for growth. This includes, but is not limited to acquisition related integration costs, costs associated with maintaining compliance as a public company, and increased spending related to sales, marketing and R&D. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our growth strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
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

On February 24, 2022, Russian forces launched significant military action against Ukraine. The conflict has impacted our business and may continue to pose risks to our business. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the United States, European Union, the United Kingdom, Canada and other countries against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Ukraine of companies registered in the United States, such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India and Jamaica. As of May 2023, our former subsidiary in Russia is liquidated and is not performing any client services from Russia.
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
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, tax rates, economic uncertainty, fluctuations in consumer spending, political instability, changes in laws, and trade barriers and sanctions. Recently, inflation rates in the U.S. have increased to levels not seen in several years, and there are concerns of a recession. Further, a federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Such economic volatility could adversely affect our clients’ business, as well as our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Because of our concentration on our clients’ capital-intensive digital transformation programs, our clients, and therefore our business, may be particularly sensitive to rising interest rates. Geopolitical destabilization could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the technology spending of our clients and potential clients.
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
We face intense competition.
The market for technology and IT services is highly competitive and subject to rapid change and evolving industry standards, particularly around the use and development of AI solutions, and we expect competition to persist and intensify. We face competition from offshore IT services providers in outsourcing destinations with low wage costs such as India, China, CEE countries and Latin America, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Industry clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which could reduce our revenues to the extent that our clients obtain services from competing companies. Industry clients may prefer IT services providers that have more locations or that are based in countries that are more cost-competitive, stable and/or secure than some of the emerging markets in which we operate.
Our primary competitors include global consulting and traditional IT service providers such as Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation, Infosys Technologies, Wipro, and digital transformation providers such as EPAM Systems, Inc., Globant S.A., Endava plc, and Thoughtworks Holding, Inc. Many of our present and potential competitors have substantially greater financial, marketing and technical resources, and name recognition than we do. Therefore, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of technology and IT services and we may be unable to retain our clients while competing against such competitors. Increased competition as well as our inability to compete successfully may have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our continued growth and success and operational efficiency is dependent on our ability to attract, hire, develop, motivate and retain highly skilled personnel, including IT engineers and other technical personnel, in the geographically diverse locations in which we operate and into which we are expanding. Competition for highly skilled IT professionals is intense and as a consequence, we may witness increasing challenges around employee retention, talent shortages and attrition rates. While our management targets a voluntary attrition rate (expressed as a percentage) no higher than in the low-twenties, the significant market demand for highly skilled IT personnel and competitors’ activities may induce our qualified personnel to leave and make it more difficult for us to recruit new employees with suitable knowledge, experience and professional qualifications. High attrition rates of IT personnel would increase our operating costs, including hiring and training costs, and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business. Failure to attract, hire, develop, motivate and retain personnel with the skills necessary to serve our clients could decrease our ability to meet and develop ongoing and future business and could materially adversely affect our business, financial condition and results of operations.
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
Regulatory issues relating to the use of AI may adversely affect our business, financial condition, and results of operations.
As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the legal regulatory regime, relating to AI, may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may make it harder for us to conduct our business, lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI or our customers’ demand for AI solutions. If we cannot use AI or our customers’ demand for AI solutions decreases, our business may be less efficient, or we may struggle to attract or retain customers. Any of these factors could adversely affect our business, financial condition, and results of operations.
Social and ethical issues relating to the use of AI in our offerings may result in reputational harm or liability.
Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.
Security breaches and incidents, system failures or errors, and other disruptions to our networks and systems could result in unauthorized access to, or disclosure or other processing of, confidential information and expose us to liability, which would cause our business and reputation to suffer.
We often have access to, or are required to collect, process, transmit, store, or otherwise process, sensitive or confidential client and customer data, including intellectual property, proprietary business information of Grid Dynamics and our clients, and personal information of our clients, customers, employees, contractors, service providers and others. We use our data centers and networks, and certain networks and other facilities and equipment of our contractors and service providers, for these purposes. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks and disruptions by hackers or other third parties, the introduction of ransomware or other malicious code, or otherwise may be breached or otherwise subject to security incidents or compromises due to human error, phishing attacks, social engineering, zero-day vulnerabilities, malfeasance or other disruptions. Because of increases in the number of our personnel and our contractors’ and service providers’ personnel working remotely, we face increased risks of such attacks and disruptions that may affect our systems and networks or those of our clients, contractors and service providers. Increased risks of such attacks and disruptions, including a heightened risk of potential cyberattacks by state actors and state affiliated actors, also exist because of geopolitical events such as Russia’s significant military action against Ukraine. Such risks could increase as we expand geographically. Further, cyberattacks are becoming increasingly sophisticated, including as a result of the proliferation of artificial intelligence and machine learning. Any such breach, incident or disruption could compromise our data centers, networks and other equipment and the information stored or processed there could be accessed, disclosed, altered, misappropriated, lost, stolen, rendered unavailable or otherwise processed without authorization. In addition, any failure or security breach or incident in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition, disclosure, or other processing of sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if our and our contractors’ and service providers' networks and other facilities and equipment were not compromised. Although we maintain industry standard information security controls, including supply chain security verification, anti-phishing training and testing, and vulnerability management consistent with our ISO27001 certification, no safeguard or combination of safeguards can prevent all incidents from happening.
Our contractors and service providers face similar risks with respect to their facilities and networks used by us, and they also may suffer outages, disruptions, security incidents and breaches. We cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been breached or otherwise compromised or that they do not contain any exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Breaches and security incidents suffered by us and our contractors and service providers may remain undetected for an extended period. Any such breach, disruption or other circumstance leading to loss, alteration, misappropriation, or unauthorized use, access, acquisition, disclosure, or other processing of sensitive or confidential client or customer data suffered by us or our contractors or service providers, or the perception that any may have occurred, could expose us to claims, litigation, and liability, regulatory investigations and proceedings, cause us to lose clients and revenue, disrupt our operations and the services provided to clients, damage our reputation, cause a loss of confidence in our products and services, require us to expend significant resources designed to protect against further breaches and incidents and to rectify problems caused by these events, and result in significant financial and other potential losses.
Our errors and omissions insurance. covering certain damages and expenses, may not be sufficient to compensate for all liability. Although we maintain insurance for liabilities incurred as a result of certain security-related damages, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations, and reputation.

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
In addition, some of our agreements specify that if a change of control of our company occurs during the term of the agreement, the client has the right to terminate the agreement. If any future event triggers any change-of-control provision in our client contracts, these master services agreements may be terminated, which would result in loss of revenues.
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
Additionally, our clients may perform audits or require us to perform audits and provide audit reports with respect to the IT and financial controls and procedures that we use in the performance of services for our clients. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner, with respect to our controls and procedures in connection with any such audit. We could also incur liability if our controls and procedures, or the controls and procedures we manage for a client, were to result in an internal control failure or impair our client’s ability to comply with its own internal control requirements. If we or our partners fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability, which may have a material and adverse effect on our reputation, business, financial condition and results of operations.
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
Most of the agreements we have entered into with our clients require us to purchase and maintain specified insurance coverage during the terms of the agreements, including commercial general insurance or public liability insurance, umbrella insurance, product liability insurance and workers’ compensation insurance. Some of these types of insurance are not available on reasonable terms or at all in some countries in which we operate.
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
Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us. Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, we are now required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting because we ceased to qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”) as of December 31, 2022. In the future, if we are unable to conclude that we have effective internal control over financial reporting or if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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
•civil strife;
•unstable political and military situations; and
•overall foreign policy and variability of foreign economic conditions.
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
The banking and other financial systems in certain Commonwealth of Independent States (“CIS”) and Central and Eastern European (“CEE”) countries where we operate remain subject to periodic instability and generally do not meet the banking standards of more developed markets. Armed conflict, or the threat of armed conflict, including the significant military action against Ukraine launched by Russia, as well as sanctions targeting banks in the region in response to such military action, could contribute to banking challenges or a banking crisis in these countries. Such events, or a financial crisis or the bankruptcy or insolvency of banks through which we receive, or with which we hold, funds may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business and financial condition.
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

As a result of our acquisitions of Tacit in May 2021, Mutual Mobile in December 2022 and NextSphere in April 2023, we have acquired operations in Moldova, Mexico and India respectively. The laws and regulations in Mexico and India to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. In Mexico, as a result of amendments in May 2019 to the Mexican Federal Labor Law (Ley Federal del Trabajo) and other related regulations, among other things, new labor authorities and courts were created, new bargaining procedures were implemented, and provisions related to employees’ freedom of association and organization, collective bargaining agreements, and rules against labor discrimination were issued or amended. We cannot assure you that these changes will not lead to an increase in litigation, labor activism or increasingly contentious labor relations, which in turn may adversely affect our business, financial condition, results of operations and prospects, particularly in Mexico. These and any other policies, laws and regulations which are further adopted could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.
Our effective tax rate could be adversely affected by several factors.
We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by, or allocated to, the various jurisdictions in which we operate that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in multiple jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. In particular, there have been significant changes to the taxation systems in CEE countries in recent years as the authorities have gradually replaced or introduced new legislation regulating the application of major taxes such as corporate income tax, value-added tax, corporate property tax, personal income taxes and payroll taxes. The Organization for Economic Cooperation and Development has made a number of proposals, including implementing a new global minimum effective corporate tax rate of 15% for large multinational companies and rules that would result in the reallocation of certain profits to market jurisdictions where customers and users are located. Furthermore, any significant changes to U.S. tax law could materially adversely affect our effective tax rate. The recently enacted Inflation Reduction Act includes, among other changes, a 1% excise tax on certain stock repurchases.
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

We have internal procedures, policies and systems, including an internal mobility program, for monitoring our tax liabilities arising in connection with business travel. However, considering that the tax authorities worldwide are paying closer attention to global mobility issues, our operations may be adversely affected by additional tax charges related to the activity of our mobile employees. These risks may also affect us as we are relocating employees from Ukraine to other locations.
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
A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than what the applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.
Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates.
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency is the U.S. Dollar. That said, the company’s revenues and costs are exposed to a number of currencies that include EURO, British pounds, Mexican pesos, Polish zloty, and Indian rupees. As we do not hedge our foreign currency, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the years ended December 31, 2023 2022 and 2021, approximately 37.9%, 33.4% and 37.8% of our combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” for more information about our exposure to foreign currency exchange rates.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the years ended December 31, 2023, 2022, and 2021 we recorded $35.5 million, $61.0 million, and $33.0 million respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted and our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
Failure to collect receivables from, or bill for unbilled services to, clients may have a material adverse effect on our results of operations and cash flows.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe for work performed. We usually bill and collect such amounts on relatively short cycles and maintain allowances for credit losses. However, actual losses on client balances could differ from those that we anticipate and, as a result, we might need to adjust our allowances.
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
Maintenance of our indebtedness, contractual restrictions and additional issuances of indebtedness could:
•cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments;
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•impair our ability to obtain future financing for working capital, capital expenditures, acquisitions, general corporate or other purposes; and
•due to limitations within the debt instruments, restrict our ability to take certain corporate actions, subject to customary exceptions.
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
We may require additional cash resources due to changed business conditions or other future developments. If existing resources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. Additionally we hold cash deposits in countries where the banking sector remains periodically unstable, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. Such countries apart from Ukraine include Armenia, Moldova, Serbia and Mexico. We place our cash with financial institutions considered stable in the region and conducts ongoing evaluations of the credit worthiness of the financial institutions with which we operate. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our liquidity, business and financial condition.
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
We continuously review and consider strategic acquisitions of businesses, products or technologies. For example, in May 2021 we acquired Tacit, in December 2022 we acquired Mutual Mobile, and in April 2023 we acquired NextSphere. In the future we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition.
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
•difficulty integrating the accounting systems, security infrastructure, operations and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the current and prospective customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
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

From time to time we are involved in legal proceedings or claims regarding a variety of legal or regulatory matters or receive governmental or third-party requests for information regarding compliance or regulatory matters. Legal proceedings, claims, and such requests for information, whether with or without merit, may be time-consuming and expensive; divert management’s attention and other resources; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our business. There can be no assurance regarding the outcome of any legal proceedings, claims or the like.
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
For example, the European Union has implemented the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. The GDPR has a significant impact on how businesses can collect and process the personal data of individuals in the European Economic Area (“EEA”). The regulation includes stringent operational requirements for processors and controllers of personal data and imposes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon standard contractual clauses approved by the European Commission (the “SCCs”). The SCCs have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for the transfer and receipt of personal data from the EEA. In 2020, the Court of Justice of the European Union (the “CJEU”) deemed the SCCs valid, but ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms must be analyzed on a case-by-case basis.  Subsequent guidance from EU regulators has stated that in certain cases, the SCCs must be accompanied by the use of supplementary measures. Concerns remain about the potential for the SCCs and other mechanisms to face additional challenges. On June 4, 2021, the European Commission published new SCCs and required their implementation. Additionally, the United Kingdom has enacted legislation that substantially implements the GDPR, with a similar penalty structure, and has issued new standard contractual clauses to support personal data transfers out of the United Kingdom (“UK SCCs”). We may, experience additional costs associated with increased compliance burdens in connection with developments relating to cross-border data transfers, and we and our customers face the potential for regulators in the EEA, Switzerland, or the United Kingdom to apply different standards to the transfer of personal data from those regions to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from those regions to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective customers in those regions to use our products, and may find it necessary or desirable to make further changes to our handling of personal data of residents of those regions. The regulatory environment applicable to the handling of personal data of residents of the EEA, Switzerland, and the United Kingdom, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and obligations and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, California has enacted legislation that has been described as the first “GDPR-like” law in the U.S. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which modifies the CCPA and increases the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA became effective January 1, 2023, instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency. Other states have also proposed, and in certain aspects enacted, legislation similar to the CCPA including Virginia, Colorado, Utah, and Connecticut, all of which enacted such laws with effectiveness in 2023. Numerous other states have enacted similar legislation that is set to become effective in 2024 through 2026, and other states have passed other types of privacy legislation. For example, Washington has enacted the My Health, My Data Act, which includes a private right of action. Aspects of the CCPA, CPRA, other state laws, and their interpretations remain uncertain. We cannot yet fully predict the impact of these laws on our business or operations, but developments regarding these and other privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial additional costs and expenses in an effort to maintain compliance on an ongoing basis. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data. For example, under Russian law, all data operators collecting personal data of Russian citizens through electronic communications, including the Internet, must comply with Russian laws regulating the local storage of such data in databases located in the territory of Russia. This law applies not only to local data controllers but also to data controllers established outside Russia to the extent they gather personal data relating to Russian nationals through websites aimed at the territory of Russia.
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
Our operations are subject to laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control (“OFAC”) or other international economic sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Additionally, the United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. For example, as mentioned above, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus as well as certain Russian nationals which required us to terminate certain business relationships. As of May 2023, our former subsidiary in Russia is liquidated and is not performing any client services from Russia. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions and take other actions in the future that could further impact our business.
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
As of December 31, 2023, approximately 25.8% percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Managing Material Risks & Integrated Risk Management
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct regular risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, attack surface state and threat modeling, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. We perform internal audits of our cybersecurity procedures, review data access rights, conduct system vulnerability scans and prepare incident logs, alerts and threat reviews. We received ISO 27001 certification in 2014 and are subject to annual ISO 27001 standard compliance monitoring audits and periodic customer security audits.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (“CISO”) who reports to our Chief Operations Officer (“COO”), to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and a dedicated Grid University training department. Personnel at all levels and departments are made aware of our cybersecurity policies through multiple channels of communication and training.
Engage Third-parties on Risk Management
We engage third party auditors in connection with our risk assessment processes. These service providers assist us with designing and implementing our cybersecurity policies and procedures, as well as with monitoring and testing our safeguards at different levels. We require each third-party service provider to ensure that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
Risks from Cybersecurity Threats
We have not encountered any cybersecurity incident that had any significant impact on our operations or financial standing.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Failure to comply with laws and regulations relating to privacy, data protection, and cybersecurity could lead to government enforcement actions, private litigation and adverse publicity”.
Governance
Board of Directors Oversight
Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.
Management’s Role Managing Risk
Our CISO and our management committee on cybersecurity, which includes our CEO, COO and IT Director, are primarily responsible to assess and manage our material risks from cybersecurity threats. They are assisted by dedicated information security and IT staff, our Data Protection Officer (“DPO”), HR Director, and legal and finance representatives. Our current management committee on cybersecurity includes dedicated full-time specialists in relevant fields ranging from code, application, system, and network security to computer forensics, data privacy and applied cryptography, physical security, social engineering and red teaming. Our CISO who has been leading the team for over a decade, has 20+ years of industry experience, is a Certified Information Systems Security Professional and lead ISO 27001 auditor, and has authored five books on information security auditing strategy, wired and wireless network security, and penetration testing.
Our CISO and our management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our CISO and our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following: risk assessment and management, policy development and implementation, prevention strategies, detection mechanisms, incident response and mitigation, remediation and recovery, reporting and communication, compliance and legal considerations, efforts at continuous improvement, and training and awareness.

Reporting to Board of Directors
Our COO reports to our audit committee on a quarterly basis regarding the Company’s current cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, customer escalations and requests, cybersecurity systems testing, relevant threat landscape and activities of third parties, security controls implementation status and the implementation of any new cybersecurity tools. Our audit committee regularly reports its activities, including review of cybersecurity matters, to our board of directors.
ITEM 2. PROPERTIES
Facilities
Grid Dynamics currently provides its services through a network of 23 facilities in 12 countries. Grid Dynamics’ principal executive office is located at 5000 Executive Pkwy Suite 520, San Ramon, CA 94583. Grid Dynamics’ offices are located in Plano, Texas and Tampa, Florida, the U.S., as well as Guadalajara, Mexico; Yerevan in Armenia; Hyderabad and Chennai in India; Krakow, Gdansk, Warsaw and Wroclaw in Poland; Belgrade in Serbia; Zug in Switzerland; various cities across Ukraine; Chisinau, Moldova; Amsterdam, the Netherlands; Kingston, Jamaica; and London, the United Kingdom. Grid Dynamics leases all of its facilities. Grid Dynamics believes that its existing facilities are adequate to support its existing operations and that it has ample opportunities to expand office space in all current locations to sustain expected growth.
ITEM 3. LEGAL PROCEEDINGS
Although Grid Dynamics is, from time to time, involved in litigation and claims arising out of its operations in the normal course of business, Grid Dynamics is not currently a party to any material legal proceeding. In addition, Grid Dynamics is not aware of any material legal or governmental proceedings against it or contemplated to be brought against it. Future litigation may be necessary, among other things, to defend Grid Dynamics or its customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish Grid Dynamics’ proprietary rights. The results of any litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on Grid Dynamics because of defense and settlement costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the NASDAQ under the symbol “GDYN” since March 6, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of February 15, 2024, there were approximately 13 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
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
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

None.

Performance Graph
The following chart compares the changes in cumulative total return on our common stock with the changes in cumulative total returns of the S&P 500 and a Peer Group for the period from March 6, 2020 (the date our common stock began trading on the Nasdaq after the ChaSerg Business Combination) through December 31, 2023. The Peer Group includes Accenture Plc (NYSE: ACN), Cognizant Technology Solutions Corp. (NASDAQ: CTSH), Endava plc (NYSE: DAVA), EPAM Systems Inc. (NYSE: EPAM), Globant S.A. (NYSE: GLOB), and Infosys Ltd. (NYSE: INFY). The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 46 MONTH CUMULATIVE TOTAL RETURN*

Among Grid Dynamics Holdings, Inc., the S&P 500 Index,
and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
3/6/20
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Grid Dynamics Holdings, Inc.
S&P 500
Peer Group

*$100 invested on 3/6/20 in stock or 2/28/20 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

Company/Index	Base Period 03/06/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Grid Dynamics Holdings, Inc.	$100.00	$107.60	$324.25	$95.82	$113.83
S&P 500	$100.00	$129.07	$166.12	$136.04	$171.80
Peer Group	$100.00	$154.70	$237.79	$154.37	$190.69

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

Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” “GDH,” the “Company,” “we,” “us,” or “our”) is a leading provider of technology consulting, platform and product engineering, and advanced analytics services. As a forefront provider of technology consulting, platform and product engineering services, and bespoke software development, we draw from over 7 years of leadership in Enterprise artificial intelligence (“AI”), coupled with profound expertise in cloud, data, and advanced analytics. Our commitment to engineering excellence, R&D leadership, a co-innovation ethos, globally efficient “Follow-the-Sun” delivery model, and an unwavering “whatever it takes” dedication to client success empower us to solve even the most complex enterprise challenges, ensuring profitable business outcomes and future-proof growth.

Founded in 2006, Grid Dynamics is headquartered in Silicon Valley and has a global talent pool of intellectually curious problem solvers in offices across the U.S., Mexico, Jamaica, the U.K., Europe, and India.
Fiscal Year Highlights
The following table sets forth a summary of Grid Dynamics’ financial results for the annual periods indicated:

	Year ended December 31,
	2023		2022		2021
		% of revenue		% of revenue		% of revenue
	(in thousands, except percentages and per share data)
Revenues	$312,910	100.0%	$310,482	100.0%	$211,280	100.0%
Gross profit	113,146	36.2%	120,590	38.8%	87,728	41.5%
Income/(loss) from operations	(5,580)	(1.8)%	(21,008)	(6.8)%	50	—%
Net loss	(1,765)	(0.6)%	(29,214)	(9.4)%	(7,700)	(3.6)%
Diluted loss per share	$(0.02)	n/a	$(0.42)	n/a	(0.13)	n/a
Non-GAAP Financial information
Non-GAAP EBITDA(1)	44,246	14.1%	58,213	18.7%	39,077	18.5%
Non-GAAP net income(1)	25,077	8.0%	36,627	11.8%	24,160	11.4%
Non-GAAP diluted EPS(1)	0.32	n/a	0.51	n/a	0.36	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Our key metrics for the year ended December 31, 2023 are presented below:
We recorded revenues of $312.9 million, an increase of $2.4 million, or 0.8% from the previous year. Our GAAP and Non-GAAP gross profit margins were 36.2% and 36.8% respectively, and were down from 38.8% and 39.3% respectively in 2022. The decline in gross profit margin, both on a GAAP and Non-GAAP basis was driven by a combination of increased personnel costs and foreign exchange effect. Loss from operations decreased by $15.4 million reaching $5.6 million during 2023 compared to the prior year, which was largely attributed to decreased levels of stock-based compensation, geographic reorganization, and relocation costs.
We managed to decrease net loss by 94.0% to $1.8 million due to lower levels of operating expenses. Non-GAAP EBITDA was $44.2 million, or 14.1% compared to $58.2 million, or 18.7% in 2022. The decline in Non-GAAP EBITDA was largely due to decreased gross profit, combined with increased operating expenses both from our acquisitions and our organic business. GAAP diluted loss per share decreased 95.2% reaching $0.02; Non-GAAP diluted earnings per share decreased by $0.19 to $0.32 during 2023. Operating cash flow increased by 29.8% reaching $41.1 million. Our capital expenditures were $7.9 million and continued to rise with increased investments in computer hardware, related equipment, and office facilities caused by expansion of our geographical presence.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

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
On December 23, 2022, we acquired Mutual Mobile Inc. (“Mutual Mobile”), a company based out of Austin, Texas and with delivery operations in India. Mutual Mobile offers end-to-end design and development of next-generation applications, combining mobile, augmented/virtual/mixed reality, and cloud edge / IoT practices. It has developed wide-ranging, technical solutions for prominent global brands across numerous industry verticals, with Technology, Healthcare, Automotive, and Financial Services representing the top verticals by revenue. The acquisition of Mutual Mobile enhances our skills in the area of mobile technologies and user experience (“UX”) expertise, and accelerates our strategic expansion to India while supporting our commitment toward offering our customers a global engineering and delivery platform.
Business Update Regarding Military Action in Ukraine
On February 24, 2022, Russian forces launched significant military action against Ukraine, resulting in sustained conflict and disruption in the region that is likely to continue. The impact on Ukraine, coupled with the actions taken by other countries, including new and stricter sanctions imposed by the U.S., Canada, the U.K., the European Union, and other countries, companies and organizations against officials, individuals, regions, and industries in Russia and certain regions of Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Ukraine belonging to companies registered in the U.S., such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. In addition we announced our expansion to a new European hub with an office in Zug, Switzerland, a new engineering office in Yerevan, Armenia and workforce expansion in India. As of May 2023, our former subsidiary in Russia is liquidated and we are not performing any client services from Russia.
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
The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of December 31,
	2023	2022	2021
Americas (1)	567	521	386
Europe (2)	2,806	3,034	2,888
Rest of the world (3)	547	243	—
Total	3,920	3,798	3,274
__________________________
(1)Americas includes personnel located in North, Central and South America.
(2)Europe includes personnel located in Western, Central and Eastern Europe.
(3)Rest of the world includes personnel located in India and other countries not included in regions described above.
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
Customer Concentration
Grid Dynamics' ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. In 2023, the total number of customers was 275, comparable to 272 customers in 2022. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward decreasing those levels. During the year ended December 31, 2023, one customer accounted for 10% or more of our revenues for the period, compared to two customers each accounting for 10% or more of our revenues during the years ended December 31, 2022 and 2021, respectively. We expect to continue our focus on maintaining our long-term relationships with customers while diversifying our customer base.
The following table presents revenues concentration by amount and as a percentage of our revenues for the periods indicated:

	Year ended December 31,
	2023		2022		2021
	(in thousands, except percentages)

Top one customer	$44,961	14.4%	$39,084	12.6%	$24,603	11.6%
Top five customers	$115,862	37.0%	$134,955	43.5%	$92,768	43.9%
Top ten customers	$175,588	56.1%	$185,253	59.7%	$127,564	60.4%
Top twenty customers	$213,790	68.3%	$225,303	72.6%	$153,229	72.5%
Customers below top twenty	$99,120	31.7%	$85,180	27.4%	$58,051	27.5%
The following table shows the evolution of Grid Dynamics’ customer base where customers are grouped by revenues recognized for each annual period presented:

	Year ended December 31,
	2023	2022	2021
>$5.0 million	10	13	9
>$2.5 - 5.0 million	11	8	5
>$1.0 - 2.5 million	27	27	20
>$0.5 - 1 million	32	21	19
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
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). Preparation of the financial statements requires us to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) an estimate or assumption is complex in nature or requires a high degree of judgment, and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 1 in the notes to our consolidated financial statements in this Annual Report on Form 10-K.
Revenues
Determining the amount of revenue to be recognized requires from us significant estimates and judgements, including whether services specified in the agreements are single or distinct performance obligations, whether obligations are satisfied over time or at a point in time and what is the best method to measure our progress to completion.
We derive our revenues through time and materials and fixed fee contracts. Although the majority of revenues have been derived through time and material contracts, our fixed-fee customer contracts business is constantly increasing. Grid Dynamics recognizes revenue for services over time as hours are incurred by Grid Dynamics’ engineering personnel. For all contracts, the customer derives value from the Company providing daily consulting services, and the value derived corresponds to the labor hours expended. Therefore, the Company measures the progress and recognizes revenue using an effort-based input method.
Revenues related to fixed fee contracts are recorded as work is performed based upon actual labor hours incurred and level of effort expended throughout the duration of the contract. The accuracy of revenue recognized for these contracts during the reporting period largely depends on our ability to correctly estimate the total expected efforts required to fulfill the performance obligation. We constantly evaluate our estimates of total efforts required based on available information and experience.
Some of our contracts give rise to variable considerations, including volume discounts. Volume discounts apply once the customer reaches certain contractual spend thresholds. If the consideration promised in a contract includes a variable amount, we include estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Management considers all available evidence, both positive and negative, in determining whether a valuation allowance is required, including prior earnings history, the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods of tax attributes, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset in making this assessment. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.
We are subject to tax payments and filling of tax returns in various tax jurisdictions. Our tax returns are routinely examined by tax authorities in various countries. Such inspections may result in future tax expenses, interest and penalties. We evaluate for such uncertain tax positions at each balance sheet date. When it is more likely than not that a position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, we measure the amount of tax benefit from the position and record the largest amount of tax benefit that is greater than 50% likely to be realized after settlement with a tax authority. We believe our estimates for uncertain tax positions are appropriate and sufficient. We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense.
Business Combinations
We account for business combinations under the acquisition method of accounting, which requires recognition of any assets acquired and liabilities assumed based on their respective fair values. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. We use significant management estimates and assumptions as well as available industry data to arrive at the acquisition date fair values of assets acquired and liabilities assumed, especially with respect to intangible assets and contingent consideration granted, if any.
Significant estimates used in valuation of intangible assets may include, but are not limited to, revenue projections, expected economic life of customer relations, royalty rates, useful lives and discount rates. The fair value of any contingent consideration is determined using the Monte Carlo model which involves a simulation of future revenues and earnings during the earn-out period using projected financial results adjusted to market risk assumptions, discount rates and probability assumptions with respect to the likelihood of achieving the various earn-out criteria.
We consider our assumptions and estimates used to determine fair values to be reasonable, but any changes due to inherent uncertainty and unpredictability may result in significant differences between actual and estimated results.Stock-based Compensation
We have in the past issued, currently issue and intend to continue issuing incentive stock options and non-qualifying stock options, performance stock units and restricted stock units. Stock-based compensation expense is measured based on the grant-date fair value of the share-based awards. Forfeitures are recognized as incurred. We estimate grant date fair value of stock using a number of objective and subjective factors, as described in more detail below, and the Black-Scholes-Merton option pricing model to estimate the grant date fair value of option grants. The model requires management to make a number of key assumptions, including expected volatility, expected term, risk free interest rate and expected dividends. As our shares do not have sufficient trading history, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The expected term is estimated using the simplified method, which takes into account vesting and contractual term. Management elected to use the simplified method instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. We evaluate the assumptions used to value stock-based awards on each grant date. Grants are approved by our Board of Directors.
Recently Adopted and Issued Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 1 in the notes to our consolidated financial statements in this Annual Report on Form 10-K.
Results of Operations
Year Ended December 31, 2023 compared to Year Ended December 31, 2022
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Year ended December 31,		Change
	2023	2022	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$312,910	$310,482	$2,428	0.8%
Cost of revenue	199,764	189,892	9,872	5.2%
Gross profit	113,146	120,590	(7,444)	(6.2)%
Engineering, research, and development	14,741	15,772	(1,031)	(6.5)%
Sales and marketing	24,151	19,808	4,343	21.9%
General and administrative	79,834	106,018	(26,184)	(24.7)%
Total operating expense	118,726	141,598	(22,872)	(16.2)%
Loss from operations	(5,580)	(21,008)	15,428	(73.4)%
Other income/(expenses), net	10,418	555	9,863	1,777.1%
Income/(loss) before income taxes	4,838	(20,453)	25,291	(123.7)%
Provision for income taxes	6,603	8,761	(2,158)	(24.6)%
Net loss	$(1,765)	$(29,214)	$27,449	(94.0)%
Revenues
We recorded revenues of $312.9 million, which was a slight increase of $2.4 million, or 0.8% from the previous year.
Revenues by Vertical. We assign our customers into one of four main vertical markets or a group of various industries where we are increasing our presence, labeled as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year ended December 31,
	2023		2022		2021
		% of revenue		% of revenue		% of revenue
	(in thousands, except percentages)
Retail	$102,551	32.8%	$99,681	32.1%	$61,717	29.2%
Tech, Media and Telecom	98,830	31.6%	98,334	31.7%	67,689	32.0%
CPG/Manufacturing	42,861	13.7%	61,216	19.7%	43,461	20.6%
Finance	28,842	9.2%	21,893	7.1%	17,515	8.3%
Other	39,826	12.7%	29,358	9.4%	20,898	9.9%
Total	$312,910	100.0%	$310,482	100.0%	$211,280	100.0%
During the year ended December 31, 2023, our Retail vertical remained the largest comprising 32.8% of total revenues and grew 2.9% compared to the prior year. The increase was due to a combination of new customers, existing business and acquisitions.

The Technology, Media and Telecom (“TMT”) vertical remained flat compared to the year ended December 31, 2022 and reached $98.8 million during 2023. During 2023, we added several new TMT customers offset by lower project activity from our existing customers.
Our CPG and Manufacturing vertical, representing 13.7% of our revenues for 2023, showed a decrease of 30.0%. The key reasons for the decline were a combination of macro-related uncertainty resulting in a more cautionary outlook towards spending and customer specific factors at some of our larger customers.
Our Finance and Other verticals, representing 9.2% and 12.7% of total revenues, respectively, continued to steadily grow with each increasing by more than 30.0% during 2023. Revenue growth was driven by increased demand from existing clients as well as newly added customers.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expense related to client-serving activities.
During the year ended December 31, 2023, our cost of revenues were $199.8 million, an increase of $9.9 million, or 5.2%, from $189.9 million recorded in 2022. Main drivers of growth include recent acquisitions as well as increased compensation of our delivery professionals due to increased presence in higher cost geographies.
The factors discussed above caused a decrease in our gross profit from $120.6 million during the year ended December 31, 2022 to $113.1 million during 2023. Expressed as a percentage of revenues, our gross margin declined by 2.6 percentage points from 38.8% in 2022 to 36.2% in the year ended December 31, 2023.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
Engineering, research and development expenses decreased by $1.0 million or 6.5%, to $14.7 million in the year ended December 31, 2023 from $15.8 million recorded last year. The decrease was primarily due to decline in stock-based compensation expenses, that was partially offset by increase in staffing and greater investments in customer delivery operations. Expressed as a percentage of revenues, engineering research and development expenses decreased to 4.7% during the year ended December 31, 2023 compared to 5.1% in 2022.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling of our services. These expenses comprise of personnel costs, including performance bonuses and stock-based compensation, marketing events, travel expenses, as well as depreciation and amortization related to such activities.
Our sales and marketing expenses were $24.2 million in the year ended December 31, 2023, an increase of $4.3 million, or 21.9%, from $19.8 million in 2022. The increase in sales and marketing expenses was mainly due to a $4.5 million increase of employee-related costs driven by growth in sales personnel, that was partially offset by decrease in stock-based compensation expenses.
General and Administrative
General and administrative expenses include costs to support the business and consist primarily of administrative personnel and officers’ salaries, employee benefits including performance bonuses, stock-based compensation, legal and audit expenses, insurance, operating lease expenses of office premises and other facility costs, workforce global mobility initiatives, restructuring and employee relocations cost not directly related to customer projects, and depreciation and amortization expenses related to such activities. General and administrative expenses include a substantial majority of Grid Dynamics’ stock-based compensation costs for the financial periods discussed herein.
General and administrative expenses decreased by $26.2 million, or 24.7%, to $79.8 million in the year ended December 31, 2023 from $106.0 million in the year ended December 31, 2022. The decrease is largely explained by a combination of considerably lower stock-based compensation and geographic reorganization costs partially offset by increased levels of investments in infrastructure, physical assets and facilities. As a result, expressed as a percentage of revenues, our general and administrative expenses decreased bv 8.6% to 25.5% during 2023.
Other Income/(Expenses), Net
Other income/(expense), net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, foreign exchange gains and losses as well as changes in the fair value of contingent considerations.
During the year ended December 31, 2023, other income/(expenses), net increased to $10.4 million from $0.6 million reported in the prior year. The increase was primarily driven by income generated by our money market funds which we started to receive during the third quarter of 2022. Additionally we have written-off our contingent consideration liability related to Mutual Mobile and NextSphere acquisitions in the amount of $4.2 million.
Provision for Income Tax
Grid Dynamics follows the asset and liability method of accounting for income taxes. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
Provision for income tax was $6.6 million in the year ended December 31, 2023 compared to $8.8 million in the year ended December 31, 2022. The effective tax rate increased between periods from (42.8)% in 2022 to 136.5% in 2023. The difference in the tax provision was mainly attributable to Section162 (m) compensation deduction limitations, tax credit utilization, and foreign inclusion adjustments.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 includes a discussion and analysis of our financial condition and results of operations between the years ended December 31, 2022 and 2021 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is hereby incorporated herein by reference.
Non-GAAP Measures
To supplement Grid Dynamics’ consolidated financial data presented on a basis consistent with U.S. GAAP, this Annual Report contains certain non-GAAP financial measures, including Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted earnings per share, or Non-GAAP diluted EPS. Grid Dynamics has included these non-GAAP financial measures because they are financial measures used by Grid Dynamics’ management to evaluate Grid Dynamics’ core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. These measures exclude certain expenses that are required under U.S. GAAP. Grid Dynamics excludes these items because they are not part of core operations or, in the case of stock-based compensation, non-cash expenses that are determined based in part on Grid Dynamics’ underlying performance.
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

Grid Dynamics defines and calculates its non-GAAP financial measures as follows:
•Non-GAAP EBITDA: Net income/(loss) before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/(expenses), net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses), and restructuring costs.
•Non-GAAP net income: Net income/(loss) adjusted for the impact of stock-based compensation, impairment of goodwill, transaction-related costs, restructuring costs, other income/expenses, net, and the tax impacts of these adjustments.
•Non-GAAP diluted EPS: Non-GAAP net income, divided by the diluted weighted-average number of diluted shares outstanding for the period.
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the annual periods indicated:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
GAAP net loss	$(1,765)	$(29,214)	$(7,700)
Adjusted for:
Depreciation and amortization	8,926	6,626	5,049
Provision for income taxes	6,603	8,761	5,248
Stock-based compensation	35,516	60,968	33,036
Geographic reorganization(1)	1,858	11,023	—
Transaction and transformation-related costs(2)	2,038	604	942
Restructuring(3)	1,488	—	—
Other (income)/expense, net(4)	(10,418)	(555)	2,502
Non-GAAP EBITDA	$44,246	$58,213	$39,077
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
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprised of severance charges and respective taxes and are included in General and administrative expenses in the Company’s consolidated statement of loss and comprehensive income/(loss). We did not incur any restructuring expenses during the years ended December 31, 2022 and 2021.
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

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its consolidated net loss for the annual periods indicated:

	Year ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
GAAP net loss	$(1,765)	$(29,214)	$(7,700)
Adjusted for:
Stock-based compensation	35,516	60,968	33,036
Geographic reorganization(1)	1,858	11,023	—
Transaction and transformation-related costs(2)	2,038	604	942
Restructuring(3)	1,488	—	—
Other (income)/expense, net(4)	(10,418)	(555)	2,502
Tax impact of non-GAAP adjustments(5)	(3,640)	(6,199)	(4,620)
Non-GAAP net income	$25,077	$36,627	$24,160
Number of shares used in the GAAP diluted EPS	75,193	69,197	58,662
GAAP diluted EPS	$(0.02)	$(0.42)	$(0.13)
Number of shares used in the Non-GAAP diluted EPS	77,651	72,223	67,305
Non-GAAP diluted EPS	$0.32	$0.51	$0.36
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
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprised of severance charges and respective taxes and are included in general and administrative expenses in the Company’s consolidated statement of loss and comprehensive income/(loss). We did not incur any restructuring expenses during the years ended December 31, 2022 and 2021.
(4)Other (income)/expense, net consist primarily of losses and gains on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses and other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.
(5)Reflects the estimated tax impact of the non-GAAP adjustments presented in the table.
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements for business operations, including working capital needs, capital expenditures, contractual obligations and other commitments with cash flows from operations and other sources of funding. Our current liquidity needs relate mainly to compensation and benefits of our employees and contractors and capital investments to support our growth and geographical expansion. Our ability to expand and grow our business will depend on many factors including capital expenditure needs and the evolution of our operating cash flows. We may need more cash resources due to changing business conditions or other developments, including investments or acquisitions.
Our principal source of liquidity continues to be cash generated from our operations. Additionally, on March 15, 2022, we entered into an agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as an administrative agent for the lenders. The revolving credit facility provides us with $30.0 million of available borrowing capacity. See Note 7 “Debt” in the notes to our consolidated financial statements in this Annual Report on Form 10-K.
As of December 31, 2023, Grid Dynamics had cash and cash equivalents amounting to $257.2 million compared to $256.7 million at December 31, 2022. Of this amount, $21.2 million was held in countries outside the U.S, and included among others the U,K., Netherlands, India, Poland, Ukraine and other countries (compared to $16.8 million as of December 31, 2022). We did not have any debt outstanding under the revolving credit facility at any balance sheet date presented. We believe that our cash and cash equivalents balance and cash generated from operating activities will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 8 “Leases” and Note 15 “Commitments and contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the annual periods indicated:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$41,093	$31,652	$17,973
Net cash used in investing activities	(25,950)	(16,323)	(35,366)
Net cash (used in)/provided by financing activities	(16,321)	97,758	49,134
Effect of exchange rate changes on cash and cash equivalents	1,676	(722)	(122)
Net increase in cash and cash equivalents	498	112,365	31,619
Cash and cash equivalents (beginning)	256,729	144,364	112,745
Cash and cash equivalents (ending)	$257,227	$256,729	$144,364

Operating Activities. Net cash provided by operating activities during the year ended December 31, 2023 increased by $9.4 million, or 29.8%, to $41.1 million from $31.7 million in the same period in 2022. The increase in operating cash flow was largely due to a decrease in geographical reorganization costs.
Investing Activities. Net cash used in investing activities during the year ended December 31, 2023 was $26.0 million compared to $16.3 million used in the same period in 2022, primarily due to larger closing payment for the 2023 acquisition compared to the 2022 acquisition.
Financing Activities. Net cash used for financing activities was $16.3 million in the year ended December 31, 2023, reflected primarily the tax withholding obligations due to issuance of shares in connection with vested stock awards and was $11.1 million higher compared to 2022. Cash provided by financing activities during the year ended December 31, 2022 of $97.8 million was generated by the equity offering during the third quarter of 2022 that was slightly offset by the payment of contingent consideration related to acquisitions and the tax withholding noted above.
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 includes a discussion and analysis of our cash flows between the years ended December 31, 2022 and 2021 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Off-Balance Sheet Arrangements and Commitments
We do not have any material off-balance sheet commitments or contractual arrangements other than those disclosed in Note 8 “Leases” and Note 15 “Commitments and contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K.
As a result of analysis related to Grid Dynamics’ functional control of its subcontractors one was determined to be a variable interest entity (“VIE”) and is therefore consolidated in Grid Dynamics’ financial statements. The assets and liabilities of this VIE consist primarily of intercompany balances and transactions, all of which have been eliminated in consolidation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have in the past and may in the future be exposed to certain market and credit risks in the ordinary course of business, including exposure related to fluctuations in foreign currency rates, and on occasion and to a lesser extent, changes in interest rates and concentration of credit risk. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions. See Item 1A, “Risk Factors” in this Annual Report on Form 10-K for additional information.
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
For the year ended December 31, 2023, approximately 37.9% of Grid Dynamics’ $318.5 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 33.4% of Grid Dynamics’ $331.5 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the year ended December 31, 2022.
We use sensitivity analysis to determine the effects that foreign currency exchange rate fluctuations may have on our income from operations of our foreign subsidiaries where functional currency is different from the U.S. dollar. This sensitivity analysis represents the hypothetical changes in our consolidated income from operations and does not reflect our actual or expected results of operations.
In the year ended December 31, 2023:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $3.7 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $4.5 million decrease in income from operations.
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $1.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $1.6 million decrease in income from operations.
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
We analyze sensitivity to the zloty and pesos separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the year ended December 31, 2023.
We do not currently hedge our foreign currency exposure, although we seek to minimize it by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one week. Our management may evaluate new hedging strategies in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRID DYNAMICS HOLDINGS, INC

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Grid Dynamics Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Grid Dynamics Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of loss and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.
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
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Grid Dynamics Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Grid Dynamics
Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of NextSphere Technologies, Inc. (“NextSphere”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 1.7 and 2.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report on Internal Control over Financial Reporting, NextSphere was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of NextSphere.
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

s/ GRANT THORNTON LLP
San Francisco, California
February 29, 2024

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$257,227	$256,729
Accounts receivable, net of allowance of $1,363, and $443 as of December 31, 2023 and December 31, 2022, respectively	49,824	48,358
Unbilled receivables	3,735	5,591
Prepaid income taxes	3,998	4,294
Prepaid expenses and other current assets	9,196	8,154
Total current assets	323,980	323,126
Property and equipment, net	11,358	8,215
Operating lease right-of-use assets, net	10,446	7,694
Intangible assets, net	26,546	20,375
Goodwill	53,868	45,514
Deferred tax assets	6,418	4,998
Other noncurrent assets	2,549	1,224
Total assets	435,165	411,146

Liabilities and equity
Current liabilities
Accounts payable	$3,621	$3,897
Accrued compensation and benefits	19,263	13,065
Accrued income taxes	8,828	10,718
Operating lease liabilities, current	4,235	2,505
Accrued expenses and other current liabilities	6,276	8,525
Total current liabilities	42,223	38,710
Deferred tax liabilities	3,274	3,756
Operating lease liabilities, noncurrent	6,761	5,636
Total liabilities	52,258	48,102

Commitments and contingencies (Note 14)
Stockholders’ equity (Note 9)
Common stock, $0.0001 par value; 110,000,000 shares authorized; 75,887,475 and 74,156,458 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$8	$7
Additional paid-in capital	397,511	378,006
Accumulated deficit	(15,886)	(14,121)
Accumulated other comprehensive income/(loss), net	1,274	(848)
Total stockholders’ equity	382,907	363,044
Total liabilities and stockholders’ equity	$435,165	$411,146
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	For the years ended December 31,
	2023	2022	2021
Revenues	$312,910	$310,482	$211,280
Cost of revenues	199,764	189,892	123,552
Gross profit	113,146	120,590	87,728

Operating expenses
Engineering, research, and development	14,741	15,772	8,459
Sales and marketing	24,151	19,808	14,457
General and administrative	79,834	106,018	64,762
Total operating expenses	118,726	141,598	87,678

Income/(loss) from operations	(5,580)	(21,008)	50
Other income/(expenses), net	10,418	555	(2,502)
Income/(loss) before income taxes	4,838	(20,453)	(2,452)
Provision for income taxes	6,603	8,761	5,248
Net loss	$(1,765)	$(29,214)	$(7,700)

Foreign currency translation adjustments	2,122	(722)	(122)
Comprehensive income/(loss)	$357	$(29,936)	$(7,822)

Loss per share
Basic	$(0.02)	$(0.42)	$(0.13)
Diluted	$(0.02)	$(0.42)	$(0.13)

Weighted average shares outstanding
Basic	75,193	69,197	58,662
Diluted	75,193	69,197	58,662
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	50,879	$5	$128,930	$22,793	$(4)	$151,724
Net loss	—	—	—	(7,700)	—	(7,700)
Stock-based compensation	—	—	33,036	—	—	33,036
Exchange of warrants into common stock	6,680	1	49,123	—	—	49,124
Exercise of stock options	1,631	—	(27,528)	—	—	(27,528)
Issuance of common stock in 2021 offering, net of transaction costs of $498	5,470	1	77,812	—	—	77,813
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	2,060	—	(49,296)	—	—	(49,296)
Issuance of escrow common stock due to Closing of Business Combination	131	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(122)	(122)
Balance at December 31, 2021	66,851	$7	$212,077	$15,093	$(126)	$227,051
Net loss	—	—	—	(29,214)	—	(29,214)
Stock-based compensation	—	—	60,968	—	—	60,968
Exercise of stock options	341	—	1,432	—	—	1,432
Issuance of common stock in 2022 Offering, net of transaction costs of $253	6,571	—	109,284	—	—	109,284
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	393	—	(5,755)	—	—	(5,755)
Foreign currency translation adjustment	—	—	—	—	(722)	(722)
Balance at December 31, 2022	74,156	$7	$378,006	$(14,121)	$(848)	$363,044
Net loss	—	—	—	(1,765)	—	(1,765)
Stock-based compensation	—	—	35,516	—	—	35,516
Exercise of stock options	182	—	821	—	—	821
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	1,549	1	(16,832)	—	—	(16,831)
Foreign currency translation adjustment	—	—	—	—	2,122	2,122
Balance at December 31, 2023	75,887	$8	$397,511	$(15,886)	$1,274	$382,907

The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(1,765)	$(29,214)	$(7,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,926	6,626	5,049
Operating lease right-of-use assets amortization expense	3,192	3,021	—
Bad debt expense	945	132	45
Deferred income taxes	(4,140)	(3,633)	2,611
Change in fair value of contingent consideration	(4,220)	—	—
Stock-based compensation	35,516	60,968	33,036
Other expenses	324	71	979
Changes in assets and liabilities:
Accounts receivable	(434)	(8,738)	(18,676)
Unbilled receivables	2,518	(1,116)	(849)
Prepaid income taxes	435	(3,450)	237
Prepaid expenses and other assets	(511)	(3,371)	(1,176)
Accounts payable	(538)	1,729	957
Accrued compensation and benefits	5,260	1,694	873
Operating lease liabilities	(3,135)	(2,574)	—
Accrued income taxes	(2,271)	8,525	532
Accrued expenses and other current liabilities	991	982	2,055
Net cash provided by operating activities	41,093	31,652	17,973
Cash flows from investing activities
Purchase of property and equipment	(7,870)	(6,069)	(4,716)
Purchase of investments	(250)	(1,000)	—
Acquisition of business, net of cash acquired	(17,830)	(9,254)	(30,650)
Net cash used in investing activities	(25,950)	(16,323)	(35,366)
Cash flows from financing activities
Proceeds from exercises of stock options, net of shares withheld for taxes	510	1,432	(27,528)
Payments of tax obligations resulted from net share settlement of vested stock awards	(16,831)	(5,755)	(49,296)
Proceeds from issuance of Common Stock from 2022 and 2021 Offerings	—	109,537	78,311
Proceeds from debt	—	5,000	—
Proceeds from exercise of warrants	—	—	48,145
Payment of contingent consideration related to previously acquired businesses	—	(6,933)	—
Repayment of debt	—	(5,000)	—
Debt issuance cost	—	(270)	—
Equity issuance costs	—	(253)	(498)
Net cash (used in)/provided by financing activities	(16,321)	97,758	49,134
Effect of exchange rate changes on cash and cash equivalents	1,676	(722)	(122)
Net increase in cash and cash equivalents	498	112,365	31,619
Cash and cash equivalents, beginning of period	256,729	144,364	112,745
Cash and cash equivalents, end of period	$257,227	$256,729	$144,364

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	For the years ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,365	$7,474	$2,448
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$932	$3,288	$4,986
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Note 1 — Description of business and summary of significant accounting policies
Description of business
Grid Dynamics Holdings, Inc. (the “Company” or “GDH” ) is a leading provider of technology consulting, platform and product engineering, and advanced analytics services. The Company’s core business includes cloud platform and product engineering, supply chain and advanced manufacturing, and data and machine learning platform engineering. Grid Dynamics also helps organizations become more agile and create innovative digital products and experiences through its deep expertise in emerging technology, such as artificial intelligence (“AI”), data science, cloud computing, big data and DevOps, lean software development practices and a high-performance product culture. The Company’s headquarters and principal place of business is in San Ramon, California.
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
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in this subcontractor (“Affiliate”) as of December 31, 2023. During the years ended December 31, 2022 and 2021 the Company had similar subcontractors that ceased its operations at the beginning of 2022. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the year ended December 31, 2023.
Use of estimates
The preparation of the consolidated financial statements in accordance with the U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis including allowance of credit losses, determination of fair value, useful lives and recoverability of intangible assets and goodwill, valuation of stock-based compensation and contingent consideration payable, determination of provision for income taxes, deferred tax assets and liabilities and uncertain tax positions. The Company builds its estimates on historical data and assumptions as well as forward-looking expectations that the Company believes to be reasonable under current conditions and circumstances. Actual results could differ from these estimates and such differences could be material.
Foreign currency translation
The Company’s reporting currency is the U.S. dollar. All assets and liabilities of consolidated foreign subsidiary whose functional currency is different from the U.S. dollar are translated into U.S. dollar at the current exchange rate as of the end of the period, and revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of Accumulated other comprehensive income/(loss), net.
Cash and cash equivalents
Cash and cash equivalents consist of cash balances and short-term, highly liquid investments and deposits with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value due to their short-term nature.

Non-marketable securities
The Company holds investments in privately-held entities. Such investments do not have readily determinable fair value and as such are accounted for under the fair value measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Non-marketable securities are classified as Other noncurrent assets on the consolidated balance sheets. All gains and losses on non-marketable securities, whether realized or unrealized, are recognized in Other income/(expense), net in the consolidated statements of loss and comprehensive income/(loss).
Contract balances
Depending on the timing of revenue recognition and contractual payment terms, the Company records trade receivables, contract assets or contract liabilities in its consolidated financial statements. The Company’s accounts receivables are rights to consideration that are conditional only on the passage of time. Accounts receivable are recorded net of allowance for credit losses. From time-to-time, a service period may overlap with a period-end and the unbilled receivables represent amounts for services performed through period-end, but not yet billed. The unbilled receivable represents the amount expected to be billed and collected for services performed through period-end in accordance with contract terms. Comparatively, if a right to consideration is conditional upon factors other than the passage of time, the Company records contract assets. Contract assets usually arise in fixed-price arrangements when services have been provided, but the Company is to satisfy other performance obligations to receive consideration. If the Company receives consideration in advance of the performance obligation being satisfied or in excess of the revenue recognized, the Company records a contract liability. The Company records its contract assets and liabilities on a net contract-by-contract basis at the end of each reporting period.
Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. Movement of allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 is presented in the following table:

	Balance at Beginning of Year	Provision/Adjustment	Write-offs	Net Foreign Currency Exchange Rate Changes	Balance at End of Year
Year ended December 31, 2023	$443	945	(47)	22	$1,363
Year ended December 31, 2022	$315	132	—	(4)	$443
Year ended December 31, 2021	$418	45	(148)	—	$315
Property and equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally two to 10 years. Leasehold improvements and property under capital leases are amortized over the shorter of estimated useful lives of the assets or the lease term. Expenditures for repairs and maintenance are expensed as incurred.
Software development costs
The Company incurs certain internal and external costs associated with the development of internally used software. Such costs are capitalized once the application development stage is reached, and it is probable that the project will be completed, and the software will be used to perform the function intended. Capitalization ceases and amortization begins once the developed software is substantially complete and ready for its intended use. The capitalized amounts are included in Property and equipment, net on the consolidated balance sheets. Costs incurred during planning, preliminary project and post-implementation stages are expensed as incurred.
Internally developed software is amortized on a straight-line basis over the useful life of the respective asset, generally two years. Amortization of internally developed software is recorded within Engineering, research, and development and Sales and marketing expenses in the consolidated statements of loss and comprehensive income/(loss) as the software is developed for purposes of supporting internal R&D, engineering, and marketing activities. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There was no impairment of internally developed software in the years ended December 31, 2023, 2022 and 2021.
Business combinations
The Company accounts for business combinations under the acquisition method of accounting that requires to allocate the purchase price of acquired company to any assets acquired and liabilities assumed at the acquisition date based on their estimated fair values. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The Company uses management estimates and industry data to assist in establishing the acquisition date fair values of assets acquired, liabilities assumed, and contingent consideration granted, if any. These estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Goodwill is not amortized but is to be tested for impairment at least annually, or more frequently if indicators of potential impairment arise. Impairment evaluation is performed at reporting unit level. Based on the internal reporting structure, the Company had one reporting unit as of December 31, 2023 and 2022.
On December 31 of each year the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary.
For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow method of the income approach and market approach to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. There was no impairment of goodwill in the years ended December 31, 2023, 2022 and 2021.
Intangible assets other than goodwill
Finite-lived intangible assets include assets acquired as a result of a business acquisition and are initially measured at estimated fair values as of the acquisition date. Depending on class of intangible asset the Company may utilize various methods to determine its estimated fair value, including “multi-period excess earnings”, “relief-from-royalty”, or “with and without” methods. After the initial recognition finite-lived intangible assets are amortized over the asset’s useful lives. Amortization is computed either on the straight-line basis or declining balance method ranging between two and 12 years.
The Company evaluates the estimated useful lives and potential impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. There was no impairment of intangible assets in the years ended December 31, 2023, 2022 and 2021.
The Company does not have intangible assets other than goodwill that have indefinite useful lives.
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
•Level 3 — Unobservable inputs that are supported by little or no market activities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.
Leases
The Company determines if an arrangement is a lease or contains a lease at lease inception. Assessment and classification of lease as either operating or financing is performed at the lease commencement date. Operating lease liabilities and their corresponding right-of-use assets (“RoU Assets”) are initially measured based on the present value of future lease payments over the expected remaining lease term. RoU Asset value is additionally adjusted by initial direct costs and incentives received. Present value is calculated based on either the interest rate implicit in the lease agreement or, if not available, based on our incremental borrowing rate. The incremental borrowing rate reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
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
Revenues
The Company accounts for a contract when there is a commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized only when control of the promised services is transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A promise to transfer a distinct service is defined as a performance obligation.
The Company derives its revenue from contracts for consulting and hosting services. These contracts have different terms based on the scope and complexity of engagements and are priced based on time-and-material, fixed-fee or multiple fee types. Consideration for some contracts may include variable consideration including volume discounts. If the consideration promised in a contract includes a variable amount, the Company only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates may require management to make subjective judgments and to make estimates about the effects of matters inherently uncertain. The determination of whether to constrain consideration in the transaction price are based on information (historical, current and forecasted) that is reasonably available to the Company, taking into consideration the type of customer, the type of transaction and the specific facts and circumstances of each arrangement.
If the Company is not certain about collectability of consideration for services rendered, revenue recognition is deferred until uncertainty is sufficiently resolved. The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of loss and comprehensive income/(loss).
Consulting services
The Company offers a suite of digital engineering and information technology (“IT”) consulting services, including digital transformation strategy, emerging technology, lean labs and legacy system replatforming. The Company recognizes revenue for services over time as the customer simultaneously receives and consumes the benefits as the Company performs IT consulting services. Consulting services require the Company to provide a series of distinct daily services and as such represent a single performance obligation earned over the term of a contract and the value derived corresponds to the labor hours expended. Therefore, the Company measures the progress and recognizes revenue using an effort-based input method. Where applicable the Company applies the practical expedient and revenue from time-and-materials contracts is recognized based on the right to invoice for services performed, with the corresponding cost of providing those services reflected as cost of sales when incurred. For fixed fee contracts, the Company recognizes revenue as the work is performed, the monthly calculation of which is based upon actual labor hours incurred and level of effort expended throughout the duration of the contract.
Hosting services
The Company’s hosting services contracts comprise of the right to access hosted software, and use apart from hosting, set-up, installation, support and maintenance services. The Company does not grant the customer with the right to take possession of the software at any time during the hosting period. Due to the complexity of software, installation, set-up, support and maintenance services are provided only at the level of service provider, and the customer can benefit from these services only when combined with software and hosting services. Accordingly, each of these services is not considered a distinct performance obligation in terms of a contract, and are combined in a single performance obligation. Because hosting services are transferred to the customer evenly over the contract period, the Company recognizes revenue ratably over the term of the contract.
Cost of revenues
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
Advertising and promotional expenses
Advertising and promotional costs are expensed in the period in which they are incurred and are included in Sales and marketing expenses. For the years ended December 31, 2023, 2022 and 2021, advertising and promotional expenses totaled $1.0 million, $0.9 million and $0.5 million, respectively.
Stock-based compensation
The Company recognizes the cost of its stock-based awards based on the fair value of these awards at the date of grant. The fair value of service-based and performance based awards at the date of grant is based on the closing price of the Company’s shares on NASDAQ. Grant-date fair value of stock options is estimated using the Black-Scholes-Merton option pricing model. The model requires management to make a number of key assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value its share-based awards on each grant date. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), the Company uses the straight-line attribution method under ASC Topic 718 under which it recognizes compensation cost on a straight-line basis over the total requisite service period for the entire award (i.e., over the requisite service period of the last separately-vesting tranche of the award). For awards with performance conditions the compensation cost recognized is based on the actual or expected achievement of the performance condition. Additionally, the Company applies the “floor” concept so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. That is, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date, the company will increase its recognized expense to at least equal the fair value of the vested amount. The requisite service period, which is the vesting period, of service-based and performance-based awards is typically four years and one year, respectively. The Company made an accounting policy election to account for forfeitures when they occur.
Benefit plans
The Company maintains a 401(k) defined contribution savings and retirement plan for substantially all of its U.S. employees. Subject to ERISA regulations, an employee may elect to contribute an amount up to 90% of compensation during each plan year not to exceed the annual maximum defined by the IRS. The Company is not required to make contributions to the plan but can make discretionary contributions. The Company has not made any contributions to the 401(k) plan for the years ended December 31, 2023, 2022, and 2021.
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
Restructuring
Restructuring costs include charges for the costs of exit or disposal activities. The liability associated with restructuring activities is measured initially at fair value and recognized when the liability is incurred. During the first quarter of 2023, the Company initiated actions focused on optimization of its billable and non-billable functions and reduction of associated costs. The Company incurred and paid total restructuring costs of $1.5 million during the year ended December 31, 2023. Restructuring costs comprised of employee severance and other personnel costs and were classified as General and administrative expenses in the consolidated financial statements. The Company did not incur any restructuring expenses during the years ended December 31, 2022 and 2021.
Earnings per share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and potential dilutive common shares outstanding during the period. Diluted earnings per share include outstanding stock options, unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”), except cases where the effect of the inclusion of options would be antidilutive. The Company includes PSUs in computation of diluted earnings per share when they become contingently issuable per the authoritative guidance and excludes them when they are not contingently issuable. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.
Prior period reclassifications
The Company presented and analyzed its revenues by customer locations attributing revenues based upon billed customer location. Effective December 31, 2023, the Company attributes revenues to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. The Company believes this change allows it to more effectively analyze its geographies and associated risks. This change did not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2021. Comparative information for the years ended December 31, 2022 and 2021 is presented in the following tables:

	For the year ended December 31, 2022		For the year ended December 31, 2021
	As reported	Reclassified	As reported	Reclassified
Customer Location	(in thousands)
North America	$255,480	$243,962	$168,524	$168,561
Europe	54,708	53,109	42,479	36,595
Other	294	13,411	277	6,124
Total Revenues	$310,482	$310,482	$211,280	$211,280
Certain significant risks and uncertainties
The Company is subject to risks, including but not limited to customer concentration, concentrations of credit and foreign currency risks.
Concentrations of credit risk
Capital resources
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We manage our credit risk exposure through timely assessment of our counterparty creditworthiness and credit limits.
The Company places its cash and cash equivalents with high credit-quality financial institutions. The Company places its cash with financial institutions considered stable in the region and conducts ongoing assessment of its creditworthiness. At the same time, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, may result in the loss of the Company’s deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
As of December 31, 2023 and 2022, cash held by the Company outside the U.S. was $21.2 million and $16.8 million, respectively, and included, among others, the U.K., Netherlands, India, Poland, Ukraine, Armenia, Moldova, Serbia, Mexico and other countries. The banking sector of Ukraine, Armenia, Moldova, Serbia, and Mexico remains periodically unstable, banking and other financial systems generally do not meet the financial standards of more developed European and American markets, and bank deposits made by corporate entities are not insured. In addition to that, the Ukrainian financial system was and continues to be significantly impacted by military action launched by Russia against the country. As of December 31, 2023 and 2022, cash balances held in Ukraine equaled $4.3 million and $0.6 million, respectively. The Company tends to hold cash in Ukraine and other countries of its presence with less developed and regulated banking systems at levels necessary to cover operating needs of local entities.
Customers
The Company derives its revenues from customers operating in multiple industries located around the world. This fact accompanied by ongoing evaluation of customer financial position allows the Company to disaggregate and limit its exposure to credit risk. Historically, the Company has not experienced significant credit losses and write-offs of accounts receivable, however, if any of its customers encounter financial difficulties or become insolvent, the Company’s credit losses could increase which would negatively affect its results of operations.

The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances at December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Billed receivables	1	2
Unbilled receivables	2	2
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue during the years ended December 31, 2023, 2022 and 2021:

	For the years ended December 31,
	2023	2022	2021
Customer 1	14.4%	12.6%	11.6%
Customer 2	n/a	10.6%	11.0%
Foreign currency risks
The Company is exposed to foreign currency exchange rate risk in the ordinary course of business. The Company’s operations are predominantly conducted in U.S. dollars. Other than U.S. dollars, the Company generates revenues in EURO and British pounds and incur expenditures principally in Polish zlotys, EURO, British pounds and Mexican pesos. International foreign operations expose the Company to foreign currency exchange rate changes that could impact remeasurement of foreign denominated monetary assets and liabilities into the U.S. dollars with the remeasurement impact recorded to income. The Company has not entered into any foreign exchange forward contracts, derivatives, or similar financial instruments to hedge against the risk of foreign exchange rate fluctuations. During the years ended December 31, 2023, 2022, and 2021, the net loss on foreign currency transactions was $2.3 million, $1.5 million, and $0.7 million, respectively.
Recently adopted accounting pronouncements
Changes to the U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s ASC. The Company will adopt these changes according to the various timetables the FASB specifies.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard supersedes previously existing lease guidance (“Topic 840”) and requires entities to recognize all leases, with the exception of leases with a term of twelve months or less, on the balance sheet as right-of-use assets (“RoU Assets”) and lease liabilities. Disclosures should provide the information in the financial statements summarizing the amount, timing and cash flows arising from leasing. The Company adopted Topic 842, effective January 1, 2022 using current period adjustment method. Prior period amounts were not adjusted. The adoption of Topic 842 on January 1, 2022 resulted in the recognition of RoU Assets for operating leases of $5.9 million and operating lease liabilities of $5.7 million. The adoption of Topic 842 did not have an impact on the consolidated statement of loss and comprehensive income/(loss), consolidated statement of changes in stockholders’ equity or the consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments that was subsequently amended by ASU 2019-4, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, ASU 2019-5, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief, and clarified with the release of ASU 2020-2 Financial Instruments — Credit Losses (Topic 326) and Leases (Topic 842). These ASUs replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. The Company adopted Topic 326, effective January 1, 2023, using a modified-retrospective approach. Adoption of Topic 326 did not have any impact on its consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires entities to make annual disclosures about government assistance received during reporting periods presented. Disclosures are aimed at increasing transparency and include the following (1) the nature, significant terms and conditions of the transactions, including related commitments and contingencies, (2) the related accounting policy applied to those transactions; and (3) the effect of those transactions on an entity’s financial statements. The new guidance is effective for annual reporting periods beginning after December 15, 2021 and impacts only annual financial statement note disclosures.
The Company receives government grants in certain countries of its operations. The grants are mainly aimed at reaching certain employment rates. The Company recognizes grants in Other income/(expense), net or as a reduction to the related Operating expenses in the consolidated statement of loss and comprehensive income/(loss) when there is reasonable assurance that the terms of the grant will be met. Funds received before the Company meets the terms of the grant are reported as a deferred income classified in the consolidated balance sheets under Accrued expenses and other current liabilities or Other noncurrent liabilities depending on grant’s maturity. During the year ended December 31, 2023, the Company recognized $1.3 million related to government grants, which are included in Cost of revenues and Operating expenses in the consolidated statements of loss. There were no material grants received during the years ended December 31, 2022, and 2021, respectively.
Recently issued accounting pronouncements
On November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, that expands disclosures requirements around significant segment expenses and other segment items that are included in reported measure of segment profit or loss. The guidance also requires entities to provide in their interim financial reports all disclosures about a reportable segment’s profit or loss and assets that are currently required only on annual basis. Guidance also obliges entities with a single reportable segment to provide all the disclosures under amended ASC 280 in their interim and annual financial statement. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods within fiscal years beginning after December 15, 2024 on a retrospective basis, The Company is currently evaluating the impact on this guidance on its consolidated financial statements.
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) — Improvements to Income Tax Disclosures, which expands annual disclosure requirements around income taxes primarily related to the rate reconciliation and income taxes paid. The new guidance is effective for annual reporting periods beginning after December 15, 2024 with early adoption permitted. The guidance will be applied on a prospective basis with a retrospective application option. The Company is currently evaluating the impact on this guidance on its consolidated financial statements.
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
Mutual Mobile — On December 23, 2022, the Company acquired 100% of the equity interest of the software company Mutual Mobile Inc. (“Mutual Mobile”). Founded in 2009, Mutual Mobile is based in the United States and India, offers end-to-end design and development of next-generation applications, combining mobile, augmented/virtual/mixed reality, and cloud edge / IoT practices. The acquisition of Mutual Mobile added approximately 180 employees to the Company’s headcount. The acquisition will accelerate the Company’s strategic expansion into the India engineering market and further solidifies Grid Dynamics’ commitment to global growth. The total purchase consideration is $16.1 million and consists of cash consideration of $12.8 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $3.3 million. The maximum amount of potential contingent cash consideration is $5.0 million. The contingent consideration is payable based on revenue and gross profit metrics to be achieved by Mutual Mobile within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. See Note 3 for further details on contingent consideration.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as updated for any changes as of December 31, 2023 for NextSphere, Mutual Mobile, and Tacit:

	NextSphere	Mutual Mobile	Tacit
	(in thousands)
Current assets	$9,708	$4,982	$9,145
Property, plant and equipment	192	132	466
Intangible assets	9,906	3,749	12,913
Goodwill	9,031	8,879	21,268
Other noncurrent assets	511	102	—
Total assets acquired	$29,348	$17,844	$43,792

Accounts payable and accrued expenses	(1,990)	(1,576)	(3,675)
Deferred taxes	(2,427)	(686)	(2,500)
Total liabilities assumed	$(4,417)	$(2,262)	$(6,175)
Purchase price allocation	$24,931	$15,582	$37,617
The fair value of current assets acquired include cash and cash equivalents in the amount of $6.4 million, $3.5 million, and $3.0 million for NextSphere, Mutual Mobile, and Tacit acquisitions, respectively. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above.
The goodwill recognized as a result of the NextSphere acquisition represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach as well as the assembled workforce acquired, The goodwill is not deductible for income tax purposes. The goodwill recognized as a result of the Mutual Mobile acquisition is attributable to synergies expected to be achieved by combining the businesses of the Company and Mutual Mobile, expected future contracts, the assembled workforce acquired and other factors. The goodwill is not deductible for income tax purposes. The goodwill recognized as a result of the Tacit acquisition is attributable to synergies expected to be achieved by expanding the Company’s ability to serve customers in Europe and the assembled workforce acquired. The goodwill for all acquisitions is not deductible for income tax purposes.
During the fourth quarter of 2023, the Company finalized working capital adjustment for NextSphere that resulted in a decrease of original purchase price in the amount of $0.3 million and updated fair value of deferred taxes by $0.2 million. These adjustments resulted in a corresponding net change in goodwill by $0.1 million. Due to complexity of valuation and potential adjustments to income taxes, the estimated fair values of certain assets acquired and liabilities assumed are provisional and subject to potential adjustments. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
During the fourth quarter of 2023, the Company finalized working capital adjustment for Mutual Mobile which reduced the original purchase price by $0.5 million and decreased fair value of deferred taxes by $0.2 million. These adjustments resulted in a corresponding net change in goodwill by $0.7 million. The Company then finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Mutual Mobile.
During the second half of 2021, the Company updated fair value of the contingent consideration for Tacit at the acquisition date that resulted in increase of goodwill for $0.7 million. During the fourth quarter of 2021, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Tacit.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the year ended December 31, 2023 are as follows:

	NextSphere		Mutual Mobile		Tacit
	Fair Value	Useful Life	Fair Value	Useful Life	Fair Value	Useful Life
Customer relationships	$8,415	10 years	$3,453	8 years	$11,737	12 years
Acquired software	995	2.5 years	—	—	—	—
Trade name	496	2 years	152	4 years	1,176	4 years
Non-compete agreements	—		144	2 years	—	—
Total identified intangible assets	$9,906		$3,749		$12,913
During the years ended December 31, 2023, 2022 and 2021, the Company incurred $1.0 million, $0.6 million and $0.9 million, respectively, of transaction-related costs, that were included in General and administrative costs in the consolidated statement of loss and comprehensive income/(loss).
The Company used acquisition method of accounting for all acquisitions, and consequently, the results of operations for all acquisitions are reported in the consolidated financial statements from the dates of acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions on the Company’s consolidated financial statements was not material individually or in the aggregate.
Note 3 — Fair value
Financial assets and liabilities masured at fair value on a recurring basis
The Company measures contingent consideration payable at fair value on a recurring basis using significant inputs that are not observable in the market. Fair value of the contingent consideration liability is based on the Monte-Carlo model which is primarily based on forecasts and discounted cash flow analysis. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration payable primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results.
During the years ended December 31, 2023, 2022 and 2021, the Company completed three acquisitions under which the Company committed to make a cash earnout payment subject to attainment of specific performance targets. The weighted average discount rates used to determine fair values of NextSphere, Mutual Mobile and Tacit contingent considerations were 15.5%, 10.3% and 13.5%, respectively.
The Company records contingent consideration payable in Other current liabilities in its consolidated balance sheets. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the years ended December 31, 2023, 2022 and 2021 are as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2021	$1,947
Acquisition date fair value of contingent consideration payable — Tacit	4,000
Change in fair value of contingent consideration payable included in Other income/(expense), net — Daxx	(14)
Change in fair value of contingent consideration payable included in Other income/(expense), net — Tacit	1,000
Contingent consideration payable as of December 31, 2021	$6,933
Acquisition date fair value of contingent consideration payable — Mutual Mobile	3,288
Payment of contingent consideration — Daxx	(1,933)
Payment of contingent consideration — Tacit	(5,000)
Contingent consideration payable as of December 31, 2022	$3,288
Acquisition date fair value of contingent consideration payable — NextSphere	932
Change in fair value of contingent consideration payable included in Other income/(expense), net — Mutual Mobile	(3,288)
Change in fair value of contingent consideration payable included in Other income/(expense), net — NextSphere	(932)
Contingent consideration payable as of December 31, 2023	$—
There were no transfers of liabilities among the levels within the fair value hierarchy during the years ended December 31, 2023, 2022 and 2021.
Financial assets and liabilities not measured at fair value on a recurring basis
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a nonrecurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$204,388	$204,388	$204,388	$—	$—

December 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$205,787	$205,787	$205,787	$—	$—
Non-marketable securities without readily determinable fair values
The Company holds investment in equity securities of a related party, a company affiliated with the member of the Company’s Board of Directors, that do not have readily determinable fair values. This investment is recorded at cost and is remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of the investment was $1.3 million and $1.0 million as of December 31, 2023 and 2022, respectively, and was classified as Other noncurrent assets in the Company’s consolidated balance sheets.
Note 4 — Property and equipment, net
Property and equipment, net consist of the following:

	Estimated Useful Life	As of December 31,
		2023	2022
	(in years)	(in thousands)
Computers and equipment	2 - 5	$13,837	$11,679
Furniture and fixtures	3 - 10	1,732	1,614
Leasehold improvements	2 - 8	1,343	646
Software	3 - 5	1,236	1,053
Machinery and automobiles	4 - 6	570	349
		$18,718	$15,341
Less: Accumulated depreciation and amortization		(12,441)	(8,614)
		$6,277	$6,727

Capitalized software development costs	2	$9,050	$6,210
Less: Accumulated amortization		(3,969)	(4,722)
		$5,081	$1,488
Property and equipment, net		$11,358	$8,215
During the years ended December 31, 2023 and 2022, the Company capitalized $5.9 million and $1.6 million of internally developed software costs, respectively.
Property and equipment depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 was $5.2 million, $4.2 million, and $3.1 million, respectively.

Note 5 — Goodwill and intangible assets, net
Goodwill rollforward for the years ended December 31, 2023 and 2022 was as follows:

Amount
(in thousands)
Goodwill as of January 1, 2022	$35,958
Acquisition of Mutual Mobile	9,556
Goodwill as of December 31, 2022	$45,514
Mutual Mobile purchase accounting adjustment	(677)
Acquisition of NextSphere	9,031
Goodwill as of December 31, 2023	$53,868
There were no accumulated impairment losses of goodwill recognized as of December 31, 2023 and 2022.
Intangible assets consist of the following:

	Estimated Useful Life	As of December 31,
		2023	2022
	(in years)	(in thousands)
Customer relationships	8 - 12	$27,839	$19,424
Tradenames	2 - 10	5,324	4,828
Acquired software	2.5	995	—
Non-compete agreements	2	584	584
		$34,742	$24,836
Less: Accumulated amortization		(8,196)	(4,461)
Intangible assets, net		$26,546	$20,375
Intangible assets amortization expense for the years ended December 31, 2023, 2022, and 2021 was $3.7 million, $2.5 million, $2.0 million, respectively.
Based on the carrying value of the Company’s existing intangible assets as of December 31, 2023, the estimated amortization expense for the future years is as follows (in thousands):

Amount
(in thousands)
2024	$4,048
2025	3,627
2026	3,168
2027	3,130
2028	3,107
Thereafter	9,466
Total	$26,546

Note 6 — Accrued expense and other current liabilities
The components of accrued expense and other current liabilities were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Accrued expenses	$2,943	$1,302
Value added tax payable	993	1,345
Customer deposits	756	754
Deferred revenue	577	1,124
Contingent consideration payable	—	3,288
Other liabilities	1,007	712
Total accrued expense and other current liabilities	$6,276	$8,525
As of December 31, 2023 and December 31, 2022 the Company had payable to its related party, a company affiliated with the member of the Company’s Board of Directors, in the amount of $0.6 million in each of the respective years that was classified as Accrued expense and other current liabilities in consolidated balance sheet.
Note 7 — Debt
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
The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of December 31, 2023, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
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
As of December 31, 2023 and December 31, 2022, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement and Line of Credit.

Note 8 — Leases
A major part of the Company's lease obligations is for office real estate. The Company may also lease corporate apartments, cars, and office equipment. Payments on some of our leases may depend on index or rate, including Consumer Price Index. Such payments are included in the calculation of lease liability and assets at the commencement dates, all future changes are accounted as variable payments similar to other variable payments, such as common area maintenance, property and other taxes, utilities and insurance that are based on the lessor’s cost.
The Company’s leases have remaining lease terms ranging from 0.2 to 6.4 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
The Company had no finance leases as of December 31, 2023 and 2022, respectively. Operating lease expense is recorded on a straight-line basis over the lease term and lease costs were as follows:

	For the years ended December 31,
	2023	2022
	(in thousands)
Operating lease cost	$3,860	$3,268
Variable lease cost	405	43
Short-term lease cost	343	513
Total lease cost	$4,608	$3,824
Lease expense under operating lease agreements for the year ended December 31, 2021 was $4.2 million.
Supplemental information related to operating lease transactions is as follows (in thousands):

	For the years ended December 31,
	2023	2022
	(in thousands)
Lease liability payments	$3,692	$2,888
Lease right-of-use assets obtained in exchange for liabilities	$5,005	$4,468
Non-cash net decrease in lease assets due to lease modifications	$553	$(1,015)
Non-cash net decrease in lease liability due to lease modifications	$(553)	$1,015
Weighted average remaining lease term and discount rate as of December 31, 2023 and 2022 is as follows:

	As of December 31,
	2023	2022
Weighted average remaining lease term, in years	3.4	3.8
Weighted average discount rate	7.0%	5.0%
As of December 31, 2023, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2024	4,255
2025	3,381
2026	2,323
2027	2,023
2028	273
Thereafter	269
Total lease payments	12,524
Less: imputed interest	(1,528)
Total	$10,996
There were no material lease agreements signed with related parties as of December 31, 2023 and 2022.
As of December 31, 2023, the Company had committed to payments of $0.4 million related to operating lease agreement that had not yet commenced as of December 31, 2023. These operating lease will commence in 2024 with lease term of 6.2 years. The Company does not have finance lease agreements that had not yet commenced.
Note 9 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customers by customer location, verticals and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the years ended December 31, 2023, 2022 and 2021.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	For the years ended December 31,
	2023	2022	2021
Customer Location	(in thousands)
North America	$238,989	$243,962	$168,561
Europe	60,756	53,109	36,595
Other	13,165	13,411	6,124
Total Revenues	$312,910	$310,482	$211,280
The following table shows the disaggregation of the Company’s revenues by main vertical markets for the years ended December 31, 2023, 2022 and 2021:

	For the years ended December 31,
	2023	2022	2021
Vertical	(in thousands)
Retail	$102,551	$99,681	$61,717
Tech, Media and Telecom	98,830	98,334	67,689
CPG/Manufacturing	42,861	61,216	43,461
Finance	28,842	21,893	17,515
Other	39,826	29,358	20,898
Total Revenues	$312,910	$310,482	$211,280

The following table shows the disaggregation of the Company’s revenues by contract types for the years ended December 31, 2023, 2022 and 2021:

	For the years ended December 31,
	2023	2022	2021
Contract Type	(in thousands)
Time-and-material	$281,282	$285,916	$194,926
Fixed-fee	29,991	24,566	16,354
Other revenues	1,637	—	—
Total Revenues	$312,910	$310,482	$211,280
Contract balances
The payment terms included on the Company’s contracts with customers vary and depend on multiple factors including type of service provided, credit evaluation of a customer and prior payment history. When the timing of payment by a customer differs from the timing of rendering services, the Company records either a contract asset or a contract liability. Contract assets include amounts related to a right to consideration that is conditional upon factors other than the passage of time. Contract liabilities comprise amounts received in advance of the Company’s performance or billings in excess of revenues recognized.
As of December 31, 2023, 2022, and 2021, the Company did not have contract assets recorded in its consolidated balance sheet. As of December 31, 2023, 2022, and 2021, the Company recorded $0.6 million, $1.1 million and $0.4 million, respectively that were classified as Accrued and other current liabilities in the consolidated balance sheet.
Decrease in our contract liabilities from December 31, 2022 was largely attributed to a decline in number of fixed fee projects in the total project pool, specifically in the second half of 2023.
Revenues recognized during the year ended December 31, 2023 that were included in Accrued and other current liabilities at December 31, 2022 were $1.1 million. Revenues recognized during the year ended December 31, 2022 that were included in Accrued and other current liabilities at December 31, 2021 were $0.4 million. Revenues recognized during the year ended December 31, 2021 that were included in Accrued and other current liabilities at December 31, 2020 were $0.1 million.

Remaining performance obligation
As of December 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $5.3 million. Our remaining performance obligations represent commitments for future services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize approximately 55.5% of its remaining performance obligations as revenues in fiscal year 2024, and an additional 44.5% in 2025. Remaining performance obligations include currently recorded contract liability as well as amounts that will be invoiced in future periods and excludes the contracts that meet at least one of the following criteria under ASC Topic 606:
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
Many of our performance obligations met one or more of these exemptions as of December 31, 2023.
Transactions with related parties
During the years ended December 31, 2023, 2022, and 2021, the Company conducted transaction with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, the Company recorded revenue from its related parties of $7.6 million, $6.8 million and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, accounts receivable from related parties were $0.9 million in both periods, respectively.
Note 10 — Income taxes
Income before provision for income taxes consisted of the following:

	For the years ended December 31,
	2023	2022	2021
	(in thousands)
United States	$(6,107)	$(23,490)	$(11,530)
International	10,945	3,037	9,078
Total income/(loss) before provision for income taxes	$4,838	$(20,453)	$(2,452)

The federal and state income tax provision/(benefit) is summarized as follows:

	For the years ended December 31,
	2023	2022	2021
	(in thousands)
Current
Federal	$3,619	$6,951	$71
State	941	1,774	80
International	6,183	3,681	2,164
Total current tax expense	$10,743	$12,406	$2,315
Deferred
Federal	$(2,265)	$(2,740)	$2,752
State	(474)	(315)	(59)
International	(1,401)	(590)	240
Total deferred tax expense/(benefit)	$(4,140)	$(3,645)	$2,933
Total tax expense/(benefit)	$6,603	$8,761	$5,248
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets
Capitalized R&D	$3,968	$1,056
Stock-based compensation	3,833	4,004
Accrued compensation	1,950	931
Lease liability	636	465
Net operating loss	267	401
State tax accrual	183	243
Allowance for bad debt	185	105
Total deferred tax assets	$11,022	$7,205
Deferred tax liabilities
Intangible assets	$(6,908)	$(5,207)
Lease right-of-use assets	(597)	(465)
Fixed asset basis	(373)	(291)
Total deferred tax liabilities	(7,878)	(5,963)
Net deferred taxes	$3,144	$1,242
The Company assessed its ability to realize the benefits of its domestic deferred tax assets (“DTA”) by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, and (4) the length of net operating loss (“NOL”) carryforward periods. The Company determined it is in a 3-year cumulative taxable income position as of December 31, 2023, and expects to continue to be in a taxable income position in the long-term foreseeable future.
After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded it is more likely than not that sufficient future taxable income will be generated to realize the benefits of its DTAs prior to expiration. As a result, the Company determined that no valuation allowance was needed as of December 31, 2023.

Net operating losses and tax credit carryforwards as of December 31, 2023 are as follows:

	Amount	Expiration years
	(in thousands)
Net operating losses, federal	$891	N/A
Net operating losses, state	$6,821	2040
The effective tax rate of the Company differs from the federal statutory rate as follows:

	For the years ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State tax	10.1	(7.5)	(0.4)
Permanent and other items	(9.9)	(1.0)	(10.8)
Stock-based compensation	39.3	4.4	114.4
Tax credits	(120.0)	13.9	3.8
Foreign rate differential	7.2	(11.9)	(4.9)
Foreign inclusion adjustments	74.7	(10.8)	(75.7)
Foreign intangible amortization	10.2	(2.3)	(15.7)
162M limitation	103.9	(48.6)	(245.8)
Total	136.5%	(42.8)%	(214.1)%
As of December 31, 2023, the Company has approximately $1.2 million of unrecognized tax benefits. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of beginning to ending amounts of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2023	2022	2021
	(in thousands)
Unrecognized tax benefit as of January 1	$1,151	$780	$654
Changes related to prior year tax positions	(101)	168	(50)
Changes related to current year tax positions	112	203	176
Unrecognized tax benefit as of December 31	$1,162	$1,151	$780
Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. There was no interest or penalties accrued as of December 31, 2023 and 2022.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. For federal and states, tax years subsequent to 2019 remain open to examination due to the carryover of unused net operating losses or tax credits. With respect to foreign jurisdictions, tax years 2016 and after remain open.
The Company's provision for income taxes does not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries.
As part of the 2017 Tax Cuts and Jobs Act, Section 174 was amended to require that specified research and experimental (“SR&E”) expenditures be capitalized and amortized but delayed the effective date of this amendment to tax years beginning January 1st, 2022 or later. The amortization period is 5 years for domestic research expenditures and 15 years for foreign research expenditures using a mid-year convention. The Company evaluated its R&D expenses both in the U.S. and foreign jurisdictions and determined there were approximately $12.9 million of expenses worldwide subject to capitalization and treated as a temporary adjustment.

The President signed the CHIPS and Science Act and Inflation Reduction Act (“IRA”) into law on August 9 and 16, 2022, respectively. The IRA provides funding for climate and energy provisions. The new law includes a corporate alternative minimum tax, a stock buyback tax, and increased IRS enforcement funding. The CHIPS Act includes funding for the semiconductor industry in the U.S.. Both the Inflation Reduction Act and the CHIPS and Science Act were enacted in 2022. Both CHIPS Act and IRA were not materially impactful on the Company’s tax positions.
Note 11 — Stockholders’ equity
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
On July 6, 2021, the Company concluded a follow-on public offering of 11.6 million shares of its common stock, which included 5.5 million shares offered by Grid Dynamics and 6.1 million shares offered by certain selling stockholders, at a price to the public of $15.03 per share. These amounts included shares sold upon exercise in full of the underwriters’ option to purchase additional shares. J.P. Morgan Securities, LLC, William Blair & Company, L.L.C. and Cowen and Company, LLC acted as joint book-running managers for the offering. Needham & Company, LLC and Cantor Fitzgerald & Co. acted as co-managers for the offering. The net proceeds from this offering for the company, after deducting underwriting discounts and commissions and estimated offering expenses, were $78.3 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.
As of December 31, 2023 the Company had 75.9 million shares of common stock that were outstanding. Additionally, there were 3.1 million outstanding vested options to purchase the Company’s common stock.
Warrants
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
As of December 31, 2023 and 2022, there were no outstanding private or public warrants.

Note 12 — Stock-based compensation
Stock-Based Compensation Expense
Employee stock-based compensation cost recognized in the consolidated statements of loss and comprehensive income/(loss) was as follows:

	Twelve months ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$1,959	$1,334	$664
Engineering, research, and development	4,872	6,530	2,980
Sales and marketing	3,616	4,463	3,606
General and administrative	25,069	48,641	25,786
Total stock-based compensation	$35,516	$60,968	$33,036
Equity Plans
2018 Stock Plan - Effective November 12, 2018, GDI adopted the 2018 Stock Option Plan. Under the terms of the 2018 Stock Plan, certain options are subject to accelerated vesting in full or by an additional 12 months as a result of business combinations. The Company is no longer issuing any awards under the 2018 Plan. All of the awards issued pursuant to the 2018 Plan expire 10 years from the date of grant.
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

As of December 31, 2023, 7.2 million shares of stock remained available for grant under the 2020 Plan. All of the awards issued pursuant to the 2020 Plan expire 10 years from the date of grant.
Stock Options
The grant date fair value of each NSO issued under both plans was estimated on the date of grant using the Black-Scholes-Merton option pricing model. The key assumptions for the years ended December 31, 2023, 2022 and 2021 are provided in the following table.

	For the years ended December 31,
	2023	2022	2021
Dividend yield	—%	—%	—%
Expected volatility	48%	45%	40%
Risk-free interest rate	3.63%-4.84%	1.76%-4.25%	0.81%-1.33%
Expected term in years	6.11	6.11	6.11
Grant date fair value of common stock	$10.07-$11.97	$12.15-$18.88	$14.40-$29.07
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
2018 Plan
The following table sets forth the activity for the 2018 Stock Plan for the years ended December 31, 2023, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value, thousands	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2021	4,599,790	$3.54	$41,674
Options exercised	(2,668,191)	$3.54
Options forfeited	(15,498)	$3.54
Options outstanding as of December 31, 2021	1,916,101	$3.54	$65,971
Options exercised	(286,842)	$3.54
Options forfeited	(30,448)	$3.54
Options outstanding as of December 31, 2022	1,598,811	$3.54	$12,279
Options exercised	(112,383)	$3.54
Options outstanding as of December 31, 2023	1,486,428	$3.54	$14,552	5.04

Options vested and exercisable as of December 31, 2023	1,486,428	$3.54	$14,552	5.04
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.9 million, $3.8 million and $76.6 million, respectively.
As of December 31, 2023 the Company fully recognized stock-based compensation costs related to 2018 Plan options.
2020 Plan
The following table summarizes option activity for the years ended December 31, 2023, 2022 and 2021 under the 2020 Plan:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value, thousands	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2021	1,942,400	$8.38	$8,200
Options granted	766,250	$21.61
Options exercised	(112,087)	$8.20
Options forfeited	(371,876)	$8.88
Options outstanding as of December 31, 2021	2,224,687	$12.86	$55,856
Options granted	1,228,700	$14.67
Options exercised	(67,593)	$9.69
Options forfeited	(382,183)	$16.40
Options outstanding as of December 31, 2022	3,003,611	$13.22	$3,883
Options granted	689,500	$11.49
Options exercised	(153,302)	$8.67
Options forfeited	(329,889)	$14.99
Options expired	(44,205)	$19.74
Options outstanding as of December 31, 2023	3,165,715	$12.79	$7,197	7.53

Options vested and exercisable as of December 31, 2023	1,646,249	$11.68	$5,382	6.57
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $5.87, $6.93 and $8.61, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.5 million, $0.5 million and $1.9 million, respectively.
The total unrecognized compensation expenses related to 2020 Stock Plan options as of December 31, 2023 was $8.8 million, net of forfeitures, to be expensed on a straight-line basis over the remaining 2.6 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2021	2,995,669	$8.38
Awards granted	61,539	$24.35
Awards vested and released	(1,272,136)	$8.32
Awards forfeited	(291,157)	$8.14
Unvested awards as of December 31, 2021	1,493,915	$8.82
Awards granted	1,414,925	$14.05
Awards vested and released	(662,872)	$9.26
Unvested awards as of December 31, 2022	2,245,968	$11.99
Awards granted	251,955	$11.64
Awards vested and released	(1,663,702)	$11.98
Awards forfeited	(105,008)	$11.25
Unvested awards as of December 31, 2023	729,213	$11.99
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of December 31, 2023 was $6.5 million to be expensed on a straight-line basis over 0.9 years.

Performance Stock Units
The following table summarizes activity of the Company’s PSUs for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2021	1,452,696	$7.92
Awards granted(1)	1,478,765	$15.68
Awards vested and released	(2,787,001)	$11.64
Awards forfeited	(32,375)	$15.61
Unvested awards as of December 31, 2021(1)	112,085	$15.69
Awards granted(2)	518,938	$39.41
Awards vested	(112,085)	$15.69
Unvested awards as of December 31, 2022(2)	518,938	$39.41
Awards granted (2)	523,938	$11.97
Performance achievement adjustment (3)	1,148,376	$31.31
Awards vested and released	(1,335,982)	$39.26
Awards forfeited	(32,375)	$11.97
Unvested awards as of December 31, 2023(4)	822,895	$11.97
__________________________
(1)Reported at the certified performance achievement at 271% of the target shares granted
(2)Reported at 100% of the target shares granted
(3)Reported at the certified performance achievement at 256% of the target shares granted in 2022 and at 170% of the target shares granted in 2023
(4)Reported at the certified performance achievement at 170% of the target shares granted.
The total unrecognized compensation expenses related to 2022 PSUs as of December 31, 2023 was $1.6 million to be expensed on over 0.2 years.
The fair value of vested RSUs and PSUs issued under the 2020 Plan (measured at the vesting date) for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the years ended December 31,
	2023	2022	2021
	(in thousands)
RSUs	$18,926	$9,982	$25,702
PSUs	$15,993	$1,650	$72,615

Note 13 — Earnings per share
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	For the years ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Numerator for basic and diluted loss per share
Net loss	$(1,765)	$(29,214)	$(7,700)

Denominator for basic and diluted loss per share
Weighted-average shares outstanding – basic and diluted	75,193	69,197	58,662

Net loss per share
Basic	$(0.02)	$(0.42)	$(0.13)
Diluted	$(0.02)	$(0.42)	$(0.13)
The following potentially dilutive common shares, presented based on weighted average potential shares outstanding during each period were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the years ended December 31,
	2023	2022	2021
	(in thousands)
Stock options to purchase common stock	4,823	4,396	5,826
Restricted stock units	1,488	2,112	2,110
Performance stock units	912	1,338	1,301
Warrants to purchase common stock	—	—	3,657
Total	7,223	7,846	12,894

Note 14 — Segment and geographic information
In accordance with ASC Topic 280, Segment Reporting, the Company has determined it has one operating segment and one reportable segment. The chief operating decision maker assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The Company’s business activities have similar economic characteristics and are similar in all of the following areas: the nature of services, the type or class of customer for which they provide their services, and the methods used to provide their services.
Geographic Information

The following table presents revenues by customer location for the years ended December 31, 2023, 2022 and 2021. The Company attributes customers to respective countries based upon location of the customer served. It differs from the prior period definition that was based upon location of the customer billed. Refer to Note 1 for more details on reclassifications.

	For the years ended December 31,
	2023	2022	2021
	(in thousands)
United States	238,155	242,645	167,445
United Kingdom	31,880	21,888	10,574
Netherlands	12,247	15,894	14,599
Other	30,628	30,055	18,662
Total	312,910	310,482	211,280
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of December 31,
	2023	2022
	(in thousands)
Serbia	$2,457	$1,235
Ukraine	2,437	2,468
United States	2,174	1,317
Other	4,290	3,195
Total	$11,358	$8,215
Note 15 — Commitments and contingencies
Software subscription services agreement
The Company entered into a software subscription services agreement (the “SSA”) effective as of June 1, 2019. The SSA is non-cancelable for a term of 5 years from the effective date and renewable at the election of the Company. On December 20, 2023 the Company decided to renew the SSA for an additional term of 5 years starting from June 1, 2024. Payments under the terms of the SSA are due quarterly in advance. Total future minimum payments under the non-cancelable SSA are as follows:

Subscription Payments
(in thousands)
2024	$570
2025	979
2026	979
2027	979
2028	979
Thereafter	490
Total	$4,976
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

Note 16 — Subsequent events

The vesting of PSUs with the performance factors based on the 2023 results was certified by the Board of Directors for release on February 20, 2024. Approximately 0.8 million shares were released upon vesting of 2023 PSUs with approximately 0.4 million shares net withheld to cover tax obligations.

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
An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded NextSphere Technologies, Inc. (“NextSphere”) from our evaluation of the internal control over financial reporting. NextSphere constituted 1.7% of total assets as of December 31, 2023 and 2.7% of total revenues for the year ended December 31, 2023.
Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of fiscal 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Evaluation of disclosure controls and procedures
An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of December 31, 2023. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date.
Internal control over financial reporting
Our management, including the CEO and CFO, confirmed there were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations page on our website which is located at https://ir.griddynamics.com. We will post any amendments to our code of conduct, or waivers of its requirements, on our website.
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
(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38685	3.1	March 9, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38685	3.1	May 6, 2020

4.1	Specimen Common Stock Certificate of the Registrant.	8-K	001-38685	4.1	March 9, 2020

4.2	Description of Securities.	10-K	001-38685	4.2	March 3, 2022

10.1+	Grid Dynamics International, Inc. 2018 Stock Plan and Forms of Agreement.	10-Q	001-38685	10.16	May 11, 2020

10.2+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan.	10-Q	001-38685	10.1	May 11, 2020

10.3+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Stock Option Agreement.	8-K	001-38685	10.2	March 9, 2020

10.4+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Unit Agreement.	8-K	001-38685	10.3	March 9, 2020

10.5+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Agreement.	8-K	001-38685	10.4	March 9, 2020

10.6+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Performance Share Award Agreement.	8-K	001-38685	10.5	March 9, 2020

10.7+	Form of Director and Officer Indemnification Agreement.	8-K	001-38685	10.6	March 9, 2020

10.8+	Outside Director Compensation Policy.	8-K	001-38685	10.7	March 9, 2020

10.9.1+	Employment Agreement between the Registrant and Leonard Livschitz.	8-K	001-38685	10.8	March 9, 2020

10.9.2+	Amendments to Employment Agreement between the Registrant and Leonard Livschitz.	10-Q	001-38685	10.1	August 4, 2022

10.10+	Employment Agreement between the Registrant and Anil Doradla.	8-K	001-38685	10.9	March 9, 2020

10.11+	Executive Employment Agreement between the Registrant and Yury Gryzlov.	10-Q	001-38685	10.2	August 4, 2022

10.12+	Employment Agreement between the Registrant and Stan Klimoff.	8-K	001-38685	10.14	March 9, 2020

10.13	Form of Tax Indemnification Agreement of the Registrant.	8-K	001-38685	10.15	March 9, 2020

10.14	Amended and Restated Registration Rights Agreement, dated as of March 5, 2020, by and among the Company and certain security holders.	10-Q	001-38685	10.17	May 11, 2020

10.15	Waiver of Amended and Restated Registration Rights Agreement, dated as of April 17, 2020, by and among the Company and certain security holders.	S-1	333-238202	10.21	May 12, 2020

10.16	Stockholders’ Agreement, dated as of November 13, 2019, by and among the Company and certain security holders.	10-Q	001-38685	10.18	May 11, 2020

10.17	Credit Agreement, dated as of March 15, 2022, by and among Grid Dynamics Holdings, Inc., as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for such lenders.	8-K	001-38685	10.1	March 17, 2022

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

GRID DYNAMICS HOLDINGS, INC.

Date: February 29, 2024	By:	/s/ Leonard Livschitz
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

Signature	Title	Date

/s/ Leonard Livschitz	Chief Executive Officer and Director	February 29, 2024
Leonard Livschitz	(Principal Executive Officer)

/s/ Anil Doradla	Chief Financial Officer	February 29, 2024
Anil Doradla	(Principal Financial and Accounting Officer)

/s/ Lloyd Carney	Chairman of the Board and Director	February 29, 2024
Lloyd Carney

/s/ Eric Benhamou	Director	February 29, 2024
Eric Benhamou

/s/ Marina Levinson	Director	February 29, 2024
Marina Levinson

/s/ Michael Southworth	Director	February 29, 2024
Michael Southworth

/s/ Weihang Wang	Director	February 29, 2024
Weihang Wang

/s/ Yueou Wang	Director	February 29, 2024
Yueou Wang

/s/ Shuo Zhang	Director	February 29, 2024
Shuo Zhang

/s/ Patrick Nicolet	Director	February 29, 2024
Patrick Nicolet