Form 10-K/A
period 2023-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2024-04-29
CIK 1743725

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $518.0 million based on the closing price of the registrant’s common stock on June 30, 2023 of $9.25 per share, as reported by the Nasdaq Capital Market. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 15, 2024, there were 75,973,726 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: GRANT THORNTON LLP Auditor Location: San Francisco, California Auditor Firm ID: 248

Explanatory Note

Reasons for Filing this Amendment

On February 29, 2024, Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Original Filing for the purposes of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

i

PART III.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

There are currently three directors in Class I, three directors in Class II and three directors in Class III. The term of office of our Class II directors, Lloyd Carney, Yueou Wang and Michael Southworth, will expire at this year’s annual meeting of stockholders. The term of office of our Class III directors, Eric Benhamou, Weihang Wang and Patrick Nicolet, will expire at the 2025 annual meeting of stockholders. The term of office of our Class I directors, Leonard Livschitz, Shuo Zhang and Marina Levinson, will expire at the 2026 annual meeting of stockholders.

Information regarding our directors, including their age as of February 29, 2024, is set forth below.

Name	Class	Age	Position	Director Since
Directors
Leonard Livschitz	I	57	Chief Executive Officer and Director	2006
Shuo Zhang(1)	I	58	Director	2017
Marina Levinson(1)	I	65	Director	2020
Lloyd Carney(2)(3)	II	62	Director and Chairman	2018
Yueou Wang	II	49	Director	2017
Michael Southworth(1)	II	51	Director	2020
Eric Benhamou(1)(2)(3)	III	68	Director	2015
Weihang Wang	III	57	Director	2017
Patrick Nicolet	III	65	Director	2022

(1)	Member of our audit committee.

(2)	Member of our compensation committee.

(3)	Member of our nominating and corporate governance committee.

Class I Directors (Terms Expire in 2026)

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

Marina Levinson. Ms. Levinson is the founder and CEO of CIO Advisory Group LLC, which was founded in September 2011 and provides technology advice to venture capital and private equity firms and their portfolio companies. Since April 2014, she has also been a partner at venture capital firm BGV. She is on the board of HomeSmart International, a real estate brokerage company, and a member of the Audit Committee. Previously, Ms. Levinson was a member of the board of directors of Personal Capital from October 2018 until August 2020 when Personal Capital was acquired by Empower Retirement. She also served on the board of Ellie Mae where she was the chair of the technology and cybersecurity committee and a member of the compensation committee from August 2014 until April 2019 when Ellie Mae was acquired by Thoma Bravo. She was also on the board of Carbonite where she was the chair of the nominating and corporate governance committee and a member of the information security risk committee from May 2017 until January 2020 when Carbonite was acquired by OpenText. From 2005 to 2011, Ms. Levinson served as senior vice president and chief information officer for NetApp, Inc. From 1999 to 2005, she served as vice president and chief information officer of Palm, Inc., having earlier served as senior director of global integration at 3Com. Ms. Levinson holds a B.S. in Computer Science from St. Petersburg Institute of Precision Mechanics and Optics. We believe Ms. Levinson is qualified to serve on our board of directors due to her extensive operational and management experience in the technology industry as well as her public company governance experience.

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

Michael Southworth. Mr. Southworth is currently the CEO of Babel Street, an AI-enabled open-source analytics company, where he has served since March 2022. Previously, he was President of Transflo, a leading provider of digital transformation solutions for the transportation market, from October 2020 to January 2022, and General Manager of the Intelligent Self-Service business at Verint Systems, Inc., a leading provider of customer engagement solutions, from February 2016 until September 2020. From June 2014 to February 2016, Mr. Southworth was Chief Executive Officer of Contact Solutions, a company acquired by Verint in February 2016 and led Contact Solution’s business transformation, including strategy planning, risk mitigation, executive recruitment and change management. For over two decades, Mr. Southworth has directed companies from the start-up phase through major periods of growth, leading numerous equity and debt financings and over $5.0 billion in mergers and acquisitions. Prior to Contact Solutions, Mr. Southworth was Senior Vice President of Global Wireless Solutions at Corning. In addition, he held senior financial roles at a number of technology companies including MobileAccess Networks, Telemus Solutions, Lucent Technologies, Chromatis Networks, and the X-Stream Network. Mr. Southworth began his career in the Silicon Valley office of PriceWaterhouseCoopers where he managed IPOs and advised clients on tax and accounting matters. Mr. Southworth holds a Bachelor of Science from the University of California at Berkeley. He is a Certified Public Accountant in the State of California and has previously served on the Board of Directors of Quality of Life Plus and Finjan Holding, Inc. We believe Mr. Southworth is qualified to serve on our board of directors due to his extensive operational and management experience with multinational technology growth companies and expertise in equity and debt financing.

Class III Directors (Terms Expire in 2025)

Eric Benhamou. Mr. Benhamou, a director since inception, co-founded Bridge Communications, a specialist in computer network technologies in 1981. Bridge Communications later merged with 3Com Corporation, a networking equipment vendor, in 1987. Thereafter, he became Chief Executive Officer of 3Com, serving there from 1990 to 2000, and as chairman until 2010. As 3Com’s Chief Executive Officer, he led the company in acquiring US Robotics, the owner of Palm, Inc. the maker of the groundbreaking Palm Pilot. Palm, Inc. was thereafter spun off in 2000, and Mr. Benhamou served as its Chief Executive Officer until 2003. In 2003, Mr. Benhamou founded BGV, a venture capital firm focused on technology companies, specializing in cloud software, artificial intelligence cyber security, and mobile applications. Mr. Benhamou has been a member of the board of directors of Silicon Valley Bank since 2004. He was a member of the board of directors of Finjan Holdings, a cybersecurity firm, from 2013 until July 2020. He served on the board of Cypress Semiconductor as chairman for over a decade, until 2017. He previously served as a member of the board of directors of Enterprise 4.0 Technology Acquisition Corp, a special purpose acquisition company, from May 2021 until September 2023. He also serves on the board of several privately held technology companies, including Evinced, an AI-powered digital accessibility company, and Blendid, maker of AI-robotics smoothie preparation kiosks, Virtana (formerly Virtual Instruments), an IT infrastructure performance management platform, and 6dbytes, a food robotics company. He holds an M.S. from Stanford University’s School of Engineering and a Diplôme d’Ingénieur and a Doctorate from Ecole Nationale Supérieure d’Arts et Métiers, Paris. Mr. Benhamou taught entrepreneurship in various business schools around the world for over 10 years, principally at INSEAD, Stanford University and IDC’s Herzliya’s Arison School of Business, where he was a visiting professor. He also served on the Advisory Board of Stanford’s School of Engineering and the Board of Governors of Ben Gurion University of the Negev in Israel. We believe Mr. Benhamou is qualified to serve on our board of directors due to his extensive operational and management experience in the technology industry as well as his public company governance experience and his venture capital background.

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

Executive Officers

The following table sets forth certain information about our executive officers and their respective ages as of March 31, 2024. Officers are elected by the board of directors to hold office until their successors are elected and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Leonard Livschitz	57	Chief Executive Officer and Director
Anil Doradla	54	Chief Financial Officer
Yury Gryzlov	41	Chief Operating Officer and Chief Executive Officer of Grid Dynamics Europe

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

Board and Stockholder Meetings and Committees

During the fiscal year ended December 31, 2023, Grid Dynamics’ board of directors held five meetings (including regularly scheduled and special meetings) and each director except one attended over 90% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she served as a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

We encourage, but do not require, our directors to attend our annual meeting of stockholders. Four of our directors who served at the time of the 2023 annual meeting of stockholders attended such meeting.

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

Each of the members of our audit committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Ms. Zhang is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). The audit committee held five meetings in 2023.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing, approving and determining the compensation of our executive officers and key employees;

●	reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the board of directors or any committee thereof;

●	administering our equity compensation plans;

●	reviewing, approving and making recommendations to our board of directors regarding incentive compensation and equity compensation plans;

●	administering our compensation recovery policy; and

●	establishing and reviewing general policies relating to compensation and benefits of our employees.

Each of the members of our compensation committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The compensation committee held five meetings in 2023.

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

Each of the members of our nominating and corporate governance committee meets the requirements for independence under the listing standards of Nasdaq. The nominating and corporate governance committee held one meeting in 2023.

Compensation Committee Interlocks and Insider Participation

In 2023, Mr. Benhamou and Mr. Carney served as members of our compensation committee. None of the members of our compensation committee is or has been an officer or employee of Grid Dynamics. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or board of directors.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the compensation committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2023.

Name	Position
Leonard Livschitz	Chief Executive Officer and Director
Anil Doradla	Chief Financial Officer
Yury Gryzlov	Chief Operating Officer
Stan Klimoff(1)	Former Chief Strategy Officer

(1)	Mr. Klimoff resigned as our Chief Strategy Officer effective May 19, 2023.

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

2023 Business Highlights

With our continued focus on scaling, both in sales and technology, 2023 was a strong year for us despite a challenging market environment.

●	Revenue — Total revenue was $312.9 million, an increase of 0.8% from 2022.

●	GAAP Net loss — GAAP Net loss attributable to common stockholders was $(1.8) million compared to GAAP Net loss attributable to common stockholders of $(29.2) million in 2022.

●	Non-GAAP EBITDA — Non-GAAP EBITDA (earnings before interest, taxes, depreciation, amortization, other income, fair value adjustments, stock-based compensation, and transaction and transformation-related costs as well as geographic reorganization expenses), a non-GAAP metric, was $44.2 million, compared with non-GAAP EBITDA of $58.2 million in 2022.

●	Customers — Despite market conditions, we added a record number of 33 new enterprise customers to our organic business in 2023. This is a testament of our differentiation, technical competency and the business value we bring to our customers.

●	Partners — In 2023, our partnership influenced business reached 13% of our total revenue after only two years of implementing a partner strategy.

●	Continuing to Scale — We scaled our delivery locations across Poland, India, and Mexico, three areas strategic to a follow-the-sun model, and we enhanced our sales and research and development organizations with greater industry expertise, especially in supply-chain, manufacturing, financial services, and pharmaceutical verticals.

2023 Say-on-Pay and Stockholder Engagement

As of January 1, 2023, we exited the “emerging growth company” status as defined in the Jumpstart Our Business Startups Act. As such, our stockholders had their first opportunity to cast a non-binding advisory vote (“say on pay”) to approve our executive compensation program at our Annual Meeting of Stockholders, which was held on December 19, 2023.

At that meeting, stockholders voted on the compensation of NEOs for the year ended December 31, 2022, which yielded approximately 54.7% support. As a young public company, our compensation committee recognizes the importance of understanding perspectives about our executive compensation program, especially in light of the level of support we received. We are committed to engaging in constructive dialogues to ensure that our executive compensation program reflects the standards of public companies and aligns with the interests of both our executives and stockholders. In 2023, members of our senior management team, and in some cases the chair of the compensation committee, met with our largest stockholders, collectively representing over 30% of our outstanding shares unaffiliated with members of our Board, to listen to their concerns. Through these exchanges, we sought to better understand perspectives on our compensation philosophy, annual and long-term incentive designs, performance metrics, and governance. All of the feedback we received was shared with the full Board.

As part of this process, the compensation committee also initiated an extensive internal review of the executive compensation program, with support from its independent compensation consultant, to gain further insight on current pay practices and help ensure that our approach going forward effectively balances competitive market practices, stockholder expectations, best-practice governance standards and our business strategy. We committed to executing on an aggressive, yet thoughtful, implementation timeline to respond to our stockholders’ priorities and adopted several changes to the program, which are summarized below.

What We Heard and What We Did. Overall, there was understanding that fiscal 2022 was a year in which our business operations were severely disrupted, and our workforce was significantly impacted by the war in Ukraine and that the exceptional circumstances of 2022 required special, immediate action by management and the compensation committee to ensure business continuity, retain talent, and above all, relocate affected employees to safe geographic areas within our global footprint. There was also acknowledgment that the 2022 executive compensation program was a critical tool in keeping the leadership team stable and focused during that time, and strongly positioning us for 2023 and beyond. However, there were some concerns about specific components of our program, and we have since made changes to address them, as outlined in the table below.

What We Heard	What We Did
Stockholders understood the need for retention awards in light of the of Russia-Ukraine conflict, but expressed a desire that the compensation committee limit its use of such one-time awards

The compensation committee did not provide any such retention awards in 2023 to any of the NEOs and agrees with stockholders that such one-time awards should be limited and used only in exceptional circumstances.

Stockholders would like to see diverse use of performance metrics in the incentive plans

The compensation committee discusses metric selection regularly. The focus of our annual and long-term incentives is achieving profitable growth and driving long-term stockholder value creation. As such, we use a carefully balanced mix of financial metrics across our incentive plans ─ with a heavier emphasis on revenue because it is a fundamental indicator of our ability to generate income and sustain growth over time. Recognizing that revenue is used as a metric in both the annual and long-term incentives, the compensation committee balances it with other metrics designed to support the Company’s business strategy and align with stockholder interests as follows:

	Annual Cash Incentives		Long-Term Equity Incentives*
	Metric	Weight	Metric	Weight
	Revenue ($)	50%	Year-Over-Year Revenue Growth (%)	50%
	Non-GAAP EBITDA ($)	50%	Contribution Margin (%) Contribution margin is gross margin for revenue (as adjusted for certain items).	50%

* For 2024, Performance Stock Units (“PSUs”) granted under the long-term incentive plan will also include a relative Total Stockholder Return (“rTSR”) modifier and a relative Revenue Compound Annual Growth (“rCAGR”) modifier.

What We Heard	What We Did
Stockholders would like to see maximum payout opportunities for long-term incentive awards targeted closer to market practices	For 2024, PSUs granted under the long-term incentive plan are capped at 200% of target, with the potential for adjustment up or down based on rTSR and rCAGR performance. This new structure applies to the CEO and all other NEOs and is consistent with our Peer Group and broader market practices.
Stockholders prefer to see an emphasis on performance-based equity

In 2023, the compensation committee did not provide any service-based equity awards. Long-term incentives were granted using 100% PSUs.

For 2024, the compensation committee continued to prioritize performance-based equity using a mix of 55% PSUs and 45% RSUs . This approach places a significant focus on awards that are earned only if specific performance objectives are achieved, and rTSR and rCAGR outpace the market. It also balances the company’s talent retention objectives while maintaining a direct link to stock price.

Stockholders prefer to see longer performance measurement periods for long-term equity incentive awards

Starting with grants in 2024, performance criteria for PSUs will measure year-over-year revenue growth and contribution margin performance over the course of a three-year period. Accordingly, one-third of our NEOs’ PSUs are eligible to vest each year, in an amount ranging from 0% to 200% of target, based on actual results. In addition, PSUs earned will be adjusted based on rTSR and rCAGR results for one-, two- and three-year performance over the performance period.

We measure performance annually because we operate in a business environment in which forecasting multi-year performance is extremely difficult. This approach allows us to maintain a clear focus on our critical, shorter-term growth objectives while still driving accountability for executing on our long-term vision of sustainable growth and value creation. In addition, using multi-year vesting requirements and linking our NEOs’ compensation to company stock strongly aligns management’s long-term interests with the those of our stockholders.

Stockholders would like to see more “stockholder-friendly” features in the program

In November 2023, the Company adopted a compensation recovery policy pursuant to which we may seek the recovery of cash performance-based incentive compensation paid by us as well as performance-based equity awards, including the PSUs, in accordance with the compensation recovery rules established by The Nasdaq Stock Market pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

2023 Compensation Highlights

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

Our executive compensation program has three primary elements: base salary, incentives in the form of annual cash bonuses, paid quarterly, under our Corporate Bonus Plan, and long-term equity incentives in the form of restricted stock units awards (“RSUs”) and performance stock units (“PSUs”). Each of these compensation elements serves a specific purpose in our compensation strategy. Base salary is an essential component to any market-competitive compensation program. Incentives in the form of annual cash bonuses, paid quarterly, under our Corporate Bonus Plan, reward the achievement of short-term goals, while long-term equity incentives drive our NEOs to focus on long-term sustainable stockholder value creation. Based on our performance and consistent with the design of our program, our compensation committee and Board made the following executive compensation decisions for fiscal 2023.

Compensation Element	Highlights
Base Salary	In 2023, there were no changes to our NEOs’ base salaries.

Cash Incentives

Our NEOs are eligible to receive payments under our Corporate Bonus Plan, which provides that eligible participants, including the NEOs, earn annual cash bonuses, paid quarterly, based on achievement of our financial performance objectives. Performance targets are established based on a combination of pre-determined goals, which included equally weighted revenue and non-GAAP EBITDA targets for 2023. The Company exceeded these performance targets in all four quarters of 2023, achieving 158%, 109%, 117% and 127% of the quarterly performance targets for each of the three months ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, respectively. Accordingly, our NEOs received quarterly cash incentive payments that surpassed their target bonus opportunities under our Corporate Bonus Plan.

Long-Term Equity Incentives	For 2023, the compensation committee did not provide any service-based equity awards. Long-term incentives were granted using 100% PSUs that would vest upon our Board’s certification of the achievement of certain performance metrics. The PSUs generally required the achievement of performance relating to specified levels of revenue growth from fiscal year 2022 to fiscal year 2023, and contribution margin for fiscal year 2023 with each such performance goal weighted at 50% of the award. In February 2024, our compensation committee and Board certified the achievement of certain performance metrics, resulting in 170% of the target number of PSUs vesting on the certification date.

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

Best Compensation Practices & Policies

We also believe the following practices and policies within our program promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do		What We Don’t Do
✓	Emphasize variable pay over fixed pay—the majority (86%) of the CEO’s target compensation is “at-risk” and directly tied to our financial results and stock performance	✗	No tax gross ups other than for qualified relocation expenses
✓	Maintain anti-hedging and anti-pledging policies	✗	No option or stock appreciation rights granted below fair market value
✓	Provide for “double-trigger” equity award vesting and severance benefits upon a change in control	✗	No supplemental executive retirement plans except in jurisdictions where statutorily required
✓	Use an independent compensation consultant	✗	No significant perquisites
✓	Responsible use of equity awards under our long-term incentive program
✓	Pay for performance philosophy and culture
✓	Maintain a compensation recovery (clawback) policy

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

The Role of Management. Members of our management team attend regular meetings where executive compensation, company and individual performance, and competitive compensation levels and practices are discussed and evaluated; however, they are not present in the board room, nor do they participate in discussions about their own pay. Only our compensation committee members are allowed to vote on decisions regarding NEO compensation. The CEO reviews his recommendations pertaining to the compensation of NEOs with the compensation committee providing input, transparency and oversight. The CEO does not participate in the deliberations of the Board or compensation committee regarding his own compensation. Independent members of the Board make all final determinations regarding CEO compensation.

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

The Role of Peer Group Companies. Our compensation committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies. For purposes of setting 2023 compensation levels, in conjunction with the recommendation of Pearl Meyer, the compensation committee took into account publicly-available data for a group of peer companies (the “2023 Compensation Peer Group”) listed below along with industry specific survey data, where appropriate. Selection criteria for determining/reviewing the 2023 Compensation Peer Group, used to establish the competitive market for the NEOs, generally include:

●	Industry: IT consulting and services, systems software and applications software companies

●	Size: Companies with revenues ranging from $97 to $711 million and market capitalization greater than $117 million

The 2023 Compensation Peer group is listed below. Grid Dynamics is positioned near the 50th percentile in revenue and the 25th percentile in market capitalization as of July 2023.

Peer Companies
Agilysys, Inc.	PagerDuty, Inc.
American Software, Inc.	Progress Software Corporation
Benefitfocus, Inc.	PROS Holdings, Inc.
BlackLine, Inc.	Qualys, Inc.
ChannelAdvisor Corporation	Rapid7, Inc.
eGain Corporation	TechTarget, Inc.
JFrog Ltd.	Upland Software, Inc.
LivePerson, Inc.	Workiva Inc.
LiveRamp Holdings, Inc.
Model N, Inc.

Peer Data As of July 2023
Percentile	Revenue	Market Cap
25th	$239	$744
Median	$306	$1,804
75th	$533	$2,755
Grid Dynamics	$319	$693
% Rank	53	24

Our compensation committee also reviewed equity information from a group of “reference companies,” including EPAM Systems, Inc., Mandiant, Inc., Globant S.A. and Endava plc.

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

Our compensation committee takes into account factors such as competitive market data as well as individual performance, experience, tenure, internal equity, individual roles and responsibilities and employee potential. For 2023, the compensation committee did not approve any salary increases for the NEOs, whose salary remain as follows:

Name	2022	2023	% Adjustment
Leonard Livschitz	$800,000	$800,000	0%
Anil Doradla	$300,000	$300,000	0%
Yury Gryzlov(1)	$432,640	$475,200	0%
Stan Klimoff(2)	$270,000	$270,000	0%

(1)	Mr. Gryzlov’s 2022 base salary is 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022. Mr. Gryzlov’s 2023 base salary remains 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023.
(2)	Mr. Klimoff resigned as our Chief Strategy Officer effective May 19, 2023, at which time his base salary was $270,000. He was paid a total base salary of $105,404 in 2023 prior to his resignation.

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

Bonus amounts earned are paid following the end of each calendar quarter based on the achievement of our financial performance objectives. The target bonus opportunities are expressed as a percentage of annual base salary and were established by the NEO’s level of responsibility and their ability to impact overall results. Target award opportunities for 2023 were as follows:

Name	2023 Base Salary	Bonus Target (% of Base Salary)	Bonus at Target
Leonard Livschitz	$800,000	100%	$800,000
Anil Doradla	$300,000	50%	$150,000
Yury Gryzlov(1)	$475,200	50%	$237,600
Stan Klimoff(2)	$270,000	50%	$135,000

(1)	Mr. Gryzlov’s 2023 base salary is 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023. His bonus at target is 200,000 Swiss francs and shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023.
(2)	Mr. Klimoff resigned as our Chief Strategy Officer effective May 19, 2023 and was only eligible to receive his bonus for the three months ended March 31, 2023.

2023 Financial Performance Metrics, Weightings and Results.

For purposes of the Corporate Bonus Plan in 2023, the compensation committee considered two corporate performance measures, which are weighted equally: quarterly revenue and non-GAAP EBITDA. The compensation committee believed this mix of performance measures was appropriate for our business given the criticality of company growth in 2023, which the committee believes most directly influences long-term stockholder value. At the same time, the compensation committee established target performance levels for these measures that the committee believed to be challenging, but attainable, through the successful execution of our annual operating plan. Revenue growth targets were aligned with industry expectations, with annual target revenue set at a substantially similar level to 2022 actual results. The following table shows, by quarter in 2023, our actual achievement of quarterly revenue and non-GAAP EBITDA, the resulting combined achievement percentage and the resulting quarterly cash bonus payments for each NEO.

	Actual Achievement of Corporate Performance Measures			Actual Payout to NEOs
	Revenue (in millions except percentages)	Non-GAAP EBITDA(1) (as a percentage of revenue)	Total Achievement Relative to Target	Leonard Livschitz	Anil Doradla	Yury Gryzlov(2)	Stan Klimoff(3)
Three months ended March 31, 2023	$80.1	13.5%	158%	$316,000	$59,250	$93,353	$26,787
Three months ended June 30, 2023	$77.3	15.5%	109%	$218,000	$40,875	$65,101	$—
Three months ended September 30, 2023	$77.4	13.9%	117%	$234,000	$35,100	$55,869	$—
Three months ended December 31, 2023	$78.1	13.7%	127%	$254,000	$47,625	$75,439	$—
Total				$1,022,000	$182,850	$289,762	$26,787

(1)	We calculate Non-GAAP EBITDA based on net income/(loss) before interest income/expense, provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to our merger and acquisition and capital-raising activities), impairment of goodwill and other income/expenses, net (which includes mainly interest income and expense, foreign currency transaction losses and gains, fair value adjustments and other miscellaneous expenses), and restructuring costs. An interim estimate of this metric is presented to the Board on a quarterly basis to determine the total achievement relative to target presented.
(2)	The actual payment of Mr. Gryzlov’s bonus is 243,908 Swiss francs, shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023.
(3)	Mr. Klimoff resigned as our Chief Strategy Officer effective May 19, 2023 and was only eligible to receive his bonus for the three months ended March 31, 2023.

Long-Term Equity Incentives

A significant portion of our NEO’s annual compensation is provided in the form of long-term equity incentives that emphasize long-term stockholder value creation and the retention of a strong executive leadership team. Long-term equity incentives are intended to align the interests of award recipients with those of stockholders, since the awards deliver value only if our stock price appreciates after they are granted. For 2023, the compensation committee did not provide any service-based equity awards. Long-term incentives were granted using 100% PSUs.

PSUs awarded in 2023

Effective February 21, 2023, the Board granted PSUs that would vest upon our Board’s certification of the achievement of certain performance metrics. The 2023 target PSUs for each NEO were as follows:

	2023 Equity Awards: Target PSUs
Name	Shares at Target (#)	Grant Date Fair Value ($)(1)
Leonard Livschitz	333,250	$3,989,003
Anil Doradla	32,375	$387,529
Yury Gryzlov	32,375	$387,529
Stan Klimoff(2)	32,375	$387,529

(1)	The amounts in this column represent the aggregate grant date fair value of PSUs granted to the NEO in 2023 computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to our audited consolidated financial statements for the year ended December 31, 2023. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the PSUs or the sale of the common stock underlying such awards.
(2)	Mr. Klimoff resigned as our Chief Strategy Officer effective May 19, 2023, resulting in the forfeiture of these awards.

The PSUs generally required the achievement of performance relating to specified levels of revenue growth from fiscal year 2022 to fiscal year 2023, and contribution margin for fiscal year 2023 with each such performance goal weighted at 50% of the award. Upon maximum performance achievement, 300% of the target number of PSUs awarded could become eligible to vest.

	Performance Range			Results
Metrics	Threshold (50% Payout)	Target (100% Payout)	Maximum (300% Payout)	Actual		Total Achievement Relative to Target
Revenue growth (50%)	$279,434,055	$332,216,044	$388,102,855	$304,455,103	(1)	70%
Contribution Margin (50%)	12%	22%	47%	38%		270%

(1)	The actual revenue shown here and used in the certification of the performance metrics in respect of the PSUs does not include revenue attributed to our acquisition of NextSphere Technologies Inc.

As shown in the table above, despite the challenging conditions we faced in 2023, the Company achieved revenue of $304.5 million in 2023 (exclusive of any revenue attributable to our acquisition of NextSphere Technologies Inc.) an achievement that would alone result in the vesting of 70% of the target number of PSUs awarded, and contribution margin of 38%, an achievement that would alone result in the vesting of 270% of the target number of PSUs awarded. In February 2023, our compensation committee and Board certified the achievement of the equally weighted performance metrics, resulting in 170% of the target number of PSUs vesting on the certification date in the amounts as follows:

Name	2023 Equity Awards: PSUs Shares Vested (#)
Leonard Livschitz	566,524
Anil Doradla	55,035
Yury Gryzlov	55,035
Stan Klimoff(1)	—

(1)	Mr. Klimoff resigned as our Chief Strategy Officer effective May 19, 2023, resulting in the forfeiture of these awards.

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

Compensation Recovery Policy

In November 2023, the Company adopted a compensation recovery policy pursuant to which we may seek the recovery of cash performance-based incentive compensation paid by us as well as performance-based equity awards, including the PSUs, in accordance with the compensation recovery rules established by The Nasdaq Stock Market pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The compensation recovery policy applies to each individual who is or was ever designated as an “officer” by the Board in accordance with Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934. The compensation recovery policy provides that if (i) we restate our financial statements due to material noncompliance with any financial reporting requirement under the securities laws; (ii) the amount of cash incentive compensation or performance-based equity compensation that was paid or is payable based on achievement of specific financial results paid to a covered individual would have been less if the financial statements had been correct; and (iii) the cash incentive compensation or performance-based equity compensation was received no more than three fiscal years prior to the date a restatement of our financial statements was determined; then Grid Dynamics will require the repayment from the covered individual of the excess cash incentive compensation or performance-based equity compensation such individual received.

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

Each Post-Combination Employment Agreement generally provides, with respect to each officer, the following terms: (i) at-will employment, (ii) the annual base salary, (iii) eligibility to receive annual incentive bonuses at our discretion and related targeted payment, (iv) initial grant of equity awards by the company and eligibility to be granted future equity awards by the company in the discretion of its board of directors, (v) an initial term for the agreement of four years with successive one-year renewal terms unless either party provides timely notice of non-renewal, (vi) severance payments upon a termination without cause (excluding death or disability) or resignation for “good reason” (as defined in the agreement) and (vii) eligibility for enhanced “double-trigger” severance upon such terminations that occur within the three month period prior to or the 12 month period following a “change in control” (as defined in the agreement). Severance payments (including due to a double-trigger termination in connection with a change in control) are generally comprised of: (i) a lump-sum payment equal to 24 months of base salary for Mr. Livschitz, 12 months of base salary for Mr. Doradla, 12 months of base salary for Mr. Gryzlov and 12 months for Mr. Klimoff, (ii) a lump-sum payment equal to 100% with respect to Mr. Livschitz, 50% with respect to Mr. Doradla, 50% with respect to Mr. Gryzlov or 50% with respect to Mr. Klimoff, of the current annual maximum bonus target amount, (iii) reimbursement for the monthly premiums for COBRA continuation coverage (or its equivalent) for a period of 24 months for Mr. Livschitz, 12 months for Mr. Doradla, 12 months for Mr. Gryzlov and 12 months for Mr. Klimoff, and (iv) for severance unrelated to a change in control, one year of accelerated vesting of outstanding unvested equity awards on the termination date. Mr. Klimoff received no severance payments when he voluntarily resigned effective May 19, 2023.

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

Compensation Risk Assessment

It is our belief that a majority of an executive’s total compensation should be variable “at risk” compensation, meaning it is tied to our financial performance. However, because performance-based incentives play a large role in our compensation program, we strive to ensure that incentives do not result in actions that may conflict with the long-term best interests of the company and our stockholders. Therefore, our compensation committee evaluated all of our plans and policies (applicable to executives and employees below the executive level) in April 2024 for attributes that could cause excessive risk-taking. We concluded that our programs and policies do not encourage excessive risk-taking because: (a) the salary component of our program is a fixed amount; (b) the majority of the average compensation paid to our executive officers is delivered in the form of equity ownership, which aligns the interest of our executives with those of our stockholders; and (c) the Corporate Bonus Plan and long-term equity incentives are designed with risk-mitigating characteristics such as (i) maximum award payouts based on the attainment of various and continually evolving financial objectives which diversify risks associated with a single indicator of performance, (ii) our equity-based incentives encourage a longer-term focus through multi-year vesting periods, (iii) our risk-mitigating policies in place such as insider trading and hedging prohibitions, and (iv) review and approval of final awards and quarterly updates by our compensation committee and our Board.

Compensation Committee Report

The compensation committee of the board of directors, which is composed solely of independent members of the board of directors, assists the board in fulfilling its responsibilities regarding compensation matters and, pursuant to its charter, is responsible for determining the compensation of our executive officers. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with management. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2023.

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

Summary Compensation Table

Grid Dynamics’ NEOs for 2023 are Leonard Livschitz, Chief Executive Officer, Anil Doradla, Chief Financial Officer, Yury Gryzlov, Chief Operating Officer and Chief Executive Officer of Grid Dynamics Europe, and Stan Klimoff, former Chief Strategy Officer. The following table presents summary information regarding the total compensation for the years ended December 31, 2023, 2022 and 2021 for Mr. Livschitz, Mr. Gryzlov and Mr. Doradla, and the total compensation for the years ended December 31, 2023 and 2022 for Mr. Klimoff, the years in which he was an NEO:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Option Awards ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Leonard Livschitz,	2023	800,000	1,022,000	—	3,989,003	11,317	5,822,320
Chief Executive Officer	2022	733,333	1,342,500	—	22,579,813	6,841	24,662,487
	2021	600,000	1,020,000	—	5,202,033	—	6,822,033

Anil Doradla,	2023	300,000	182,850	—	387,529	3,612	873,991
Chief Financial Officer	2022	300,000	276,375	—	2,749,621	3,372	3,329,368
	2021	300,000	255,000	—	505,374	—	1,060,374

Yury Gryzlov(4),	2023	475,200	289,762	—	387,529	210,311	1,362,802
Chief Operating Officer and	2022	369,488	357,010	—	2,749,621	52,982	3,529,101
Chief Executive Officer of	2021	270,000	239,500	—	505,374	—	1,014,874
Grid Dynamics Europe

Stan Klimoff(5)	2023	105,404	26,787	—	387,529	4,560	524,280
Former Chief Strategy Officer	2022	270,000	223,238	—	2,749,621	10,224	3,253,083

(1)	The amounts included in this column reflect payments earned in 2023, 2022 and 2021, as applicable, under the Company’s Corporate Bonus Plan as described below.

(2)	The amounts in this column represent the aggregate grant date fair value of RSUs awarded and PSUs granted to the NEO in 2023, 2022 and 2021, as applicable, computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2023 included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the PSUs, or the sale of the common stock underlying such awards. The grant date fair market value for the PSUs assuming the maximum payout would have been $11,967,008 for Mr. Livschitz and $1,162,586 for Mr. Doradla, Mr. Gryzlov, and Mr. Klimoff.

(3)	The amounts included in this column for 2023 for Mr. Gryzlov include (i) certain insurance and education costs paid by the Company on behalf of Mr. Gryzlov’s family pursuant to Mr. Gryzlov’s relocation to Switzerland and (ii) certain housing and transportation costs paid by the Company on behalf of Mr. Gryzlov’s family pursuant to Mr. Gryzlov’s relocation, and the amounts included in this column for 2023 for Mr. Livschitz include ArmadaCare supplemental executive medical premiums paid by the Company on behalf of Mr. Livschitz and his family and supplemental life insurance premiums paid by the Company on behalf of Mr. Livschitz.
(4)	Mr. Gryzlov’s 2023 base salary is 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023. Mr. Gryzlov’s 2022 base salary is 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022. The actual payment of Mr. Gryzlov’s 2023 bonus is 243,908 Swiss francs, shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023. The actual payment of Mr. Gryzlov’s 2022 bonus includes 89,000 Swiss francs for the three months ended September 30, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022, 84582.96 Swiss francs for the three months ended December 31, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022 and $169,263.
(5)	Mr. Klimoff resigned as our Chief Strategy Officer effective May 19, 2023 and forfeited any PSUs awarded to him in 2023.

2023 Grants of Plan-Based Awards

The following table summarizes information regarding the incentive awards granted to each of Grid Dynamics’ NEOs in 2023:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock and Option
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Awards ($)
Leonard Livschitz	—	—	—	800,000	1,600,000	—	—	—	—	—
	2/21/2023	2/16/2023	—	—	—	—	3,989,003	11,967,008	—	—

Anil Doradla	—	—	—	150,000	300,000	—	—	—	—	—
	2/21/2023	2/16/2023	—	—	—	—	387,529	1,162,586	—	—

Yury Gryzlov	—	—	—	237,600	475,200	—	—	—	—	—
	2/21/2023	2/16/2023	—	—	—	—	387,529	1,162,586	—	—

Stan Klimoff(3)	—	—	—	135,000	270,000	—	—	—	—	—
	2/21/2023	2/16/2023	—	—	—	—	387,529	1,162,586	—	—

(1)	Amounts in the “Estimated Payouts Under Non-Equity Incentive Plan Awards” columns relate to cash incentive opportunities under our Corporate Bonus Plan based upon the achievement of corporate performance goals over each quarter fiscal year 2023. The actual amounts paid to our named executive officers are set forth in the “2023 Summary Compensation Table” above, and the calculation of the actual amounts paid is discussed more fully in the section titled “Compensation Discussion and Analysis — Quarterly Cash Incentives.”
(2)	Amounts in the “Estimated Payouts under Equity Incentive Plan Awards” columns relate to the PSUs under our 2020 Equity Incentive Plan. The shares underlying these PSUs vest upon our board’s certification of the achievement of certain performance metrics, with such certification to occur no later than March 1, 2024. The PSUs generally required the achievement of performance relating to specified levels of revenue growth from fiscal year 2022 to fiscal year 2023, and contribution margin for fiscal year 2023 with each such performance goal weighted at 50% of the award. Upon maximum performance achievement, 300% of the target number of PSUs awarded could become eligible to vest. In the event that Grid Dynamics’ change in control occurred during the fiscal year, 100% of the target number of PSUs would become eligible to vest on December 31, 2023, subject to continued service through such date. In February 2024, the compensation committee of our board of directors and our board of directors certified the achievement of certain performance metrics, resulting in 170% of the target number of PSUs vesting on the certification date, resulting in the issuance of the following number of shares to the following individuals: 566,524 shares for Mr. Livschitz, 55,035 shares for Mr. Doradla and 55,035 shares for Mr. Gryzlov, with such target numbers reflected here. The calculation of the payouts is discussed in the section titled “Compensation Discussion and Analysis — Long-Term Equity Incentives.”

(3)	Mr. Klimoff resigned as our Chief Strategy Officer effective May 19, 2023.

Outstanding Equity Awards at 2023 Year-End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, as of December 31, 2023, for each of Grid Dynamics’ NEOs:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) – Exercisable	Number of Securities Underlying Unexercised Options (#) – Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock that Have Not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock that Have Not Vested ($)(7)
Leonard Livschitz	3/13/2020						83,318	(2)	1,110,629
	2/21/2023									333,250	4,442,223
	5/3/2022						166,662	(3)	2,221,604

Anil Doradla	3/13/2020	131,250	8,750	(1)	8.26	3/13/2030
	3/13/2020						8,102	(2)	108,000
	5/4/2020						8,750	(4)	116,638
	2/21/2023									32,375	431,559
	5/3/2022						26,001	(3)	346,593

Yury Gryzlov	11/12/2018	252,588			3.54	11/12/2028
	5/22/2019	46,518			3.54	5/22/2029
	5/22/2019	18,565			3.54	5/22/2029
	3/13/2020	131,250	8,750	(1)	8.26	3/13/2030
	3/13/2020						8,102	(2)	108,000
	5/4/2020						8,750	(4)	116,638
	2/21/2023									32,375	431,559
	5/3/2022						26,001	(3)	346,593

(1)	Twenty-five percent (25%) of the shares subject to the option vested on March 13, 2021 and the remaining shares vest in 12 equal quarterly installments thereafter, provided the participant’s service has not terminated prior to each such date.
(2)	Twenty-five percent (25%) of the shares underlying these RSUs vested on March 13, 2021, and the remaining RSUs vest in 12 equal quarterly installments thereafter.
(3)	Fifty percent (50%) of the shares underlying these RSUs vest on May 3, 2023, and the remaining RSUs vest in 4 equal quarterly installments thereafter.
(4)	Twenty-five percent (25%) of the shares underlying these RSUs vested on May 4, 2021, and the remaining RSUs vest in 12 equal quarterly installments thereafter.
(5)	This amount reflects the fair market value of our common stock of $13.33 per share as of December 31, 2023, multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.

(6)	The shares underlying these PSUs vest upon our board’s certification of the achievement of certain performance metrics, with such certification to occur no later than March 1, 2024. The PSUs generally required the achievement of performance relating to specified levels of revenue growth from fiscal year 2022 to fiscal year 2023, and contribution margin for fiscal year 2023 with each such performance goal weighted at 50% of the award. Upon maximum performance achievement, 300% of the target number of PSUs awarded could become eligible to vest. In the event that Grid Dynamics’ change in control occurred during the fiscal year, 100% of the target number of PSUs would become eligible to vest on December 31, 2023, subject to continued service through such date. In February 2024, the compensation committee of our board of directors and our board of directors certified the achievement of certain performance metrics, resulting in 170% of the target number of PSUs vesting on the certification date, resulting in the issuance of the following number of shares to the following individuals: 566,524 shares for Mr. Livschitz, 55,035 shares for Mr. Doradla and 55,035 shares for Mr. Gryzlov, with such target numbers reflected here. The amounts shown in the table above reflect shares of our common stock issued on February 20, 2024 as if such determination had been made as of December 31, 2023.
(7)	This amount reflects the fair market value of our common stock of $13.33 per share as of December 31, 2023, multiplied by the amount shown in the column for Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested.

Option Exercises and Stock Vested in 2023

The following table sets forth the number of shares of common stock acquired during 2023 by our NEOs upon the exercise of stock options or upon the vesting of RSUs, as well as the value realized upon such equity award transactions.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Leonard Livschitz	—	—	833,236	9,355,574
Anil Doradla	—	—	127,874	1,448,468
Yury Gryzlov	—	—	127,874	1,448,468
Stan Klimoff	105,000	299,167	68,844	779,898

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our NEOs participated in a nonqualified deferred compensation plan during fiscal 2023 except in jurisdictions where such plan is statutorily required.

Potential Payments upon Termination or Change in Control

Each Post-Combination Employment Agreement with our NEOs generally provides, with respect to each officer, the following terms: (i) at-will employment, (ii) the annual base salary, (iii) eligibility to receive annual incentive bonuses at the Board’s discretion and related targeted payment, (iv) initial grant of equity awards by the company and eligibility to be granted future equity awards by the company in the discretion of its board of directors, (v) an initial term for the agreement of four years with successive one-year renewal terms unless either party provides timely notice of non-renewal, (vi) severance payments upon a termination without cause (excluding death or disability) or resignation for “good reason” (as defined in the agreement) and (vii) eligibility for enhanced “double-trigger” severance upon such terminations that occur within the three month period prior to or the 12 month period following a “change in control” (as defined in the agreement). Severance payments (including due to a double-trigger termination in connection with a change in control) are generally comprised of: (i) a lump-sum payment equal to 24 months of base salary for Mr. Livschitz, 12 months of base salary for Mr. Doradla, 12 months of base salary for Mr. Gryzlov and 12 months for Mr. Klimoff, (ii) a lump-sum payment equal to 100% with respect to Mr. Livschitz, 50% with respect to Mr. Doradla, 50% with respect to Mr. Gryzlov or 50% with respect to Mr. Klimoff, of the current annual maximum bonus target amount, (iii) reimbursement for the monthly premiums for COBRA continuation coverage (or its equivalent) for a period of 24 months for Mr. Livschitz, 12 months for Mr. Doradla, 12 months for Mr. Gryzlov and 12 months for Mr. Klimoff, and (iv) for severance unrelated to a change in control, one year of accelerated vesting of outstanding unvested equity awards on the termination date. Mr. Klimoff received no severance payments when he voluntarily resigned effective May 19, 2023.

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

		Termination without Cause or Resignation for Good Reason Outside of the Change in Control Period				Termination without Cause or Resignation for Good Reason Within the Change in Control Period
Named Executive Officer	Salary Severance ($)	Bonus Severance ($)	Value of Continued Health Coverage ($)(1)	Value of Equity Acceleration ($)(2)	Total ($)	Salary Severance ($)	Bonus Severance ($)	Value of Continued Health Coverage ($)(1)	Value of Equity Acceleration ($)(2)	Total ($)
Leonard Livschitz	1,600,000	800,000	88,184	3,332,233	5,820,417	1,600,000	800,000	88,184	3,332,233	5,820,417
Anil Doradla	300,000	75,000	115	687,868	1,062,983	300,000	75,000	115	687,868	1,062,983
Yury Gryzlov(3)	475,200	118,800	13,160	687,868	1,295,028	475,200	118,800	13,160	687,868	1,295,028

(1)	The amounts reported in these columns represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA (or its equivalent) for the executive and the executive’s respective eligible dependents for 24 months for Mr. Livschitz and 12 months for each of Mr. Doradla, Mr. Gryzlov and Mr. Klimoff. The amounts presented are based on estimates for maintaining group health insurance continuation benefits under our 2024 health insurance plans.
(2)	The value of the accelerated RSUs in this table are calculated by multiplying the number of shares subject to acceleration by the closing price of our common stock on December 31, 2023, which was $13.33 per share. The value of the accelerated stock options is calculated by multiplying the number of shares subject to acceleration for each stock option by the closing price per share on December 31, 2023, minus the applicable exercise price per share.
(3)	Mr. Gryzlov’s 2023 base salary is 400,000 Swiss francs, and his salary severance is shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023. His bonus at target is 200,000 Swiss francs, and his bonus severance is shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023. The value of his continued health coverage total 11,077 Swiss francs and is shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights	Weighted Average Exercise Price of Outstanding Options and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders
2018 Stock Plan(2)	1,486,428	$3.54	—
2020 Equity Incentive Plan(3)	3,165,715	$12.79	7,240,582
Equity compensation plans not approved by security holders	—	—	—
TOTAL	4,652,143		7,240,582

(1)	The weighted average exercise price does not take into account outstanding RSUs.
(2)	The 2018 Stock Plan was terminated in connection with the consummation of the Business Combination, and accordingly, no further shares are available for issuance under the 2018 Stock Plan. Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Additionally, on March 4, 2020, the date of the closing of the Business Combination (the “Closing”), a percentage of outstanding vested Grid Dynamics stock options were settled in exchange for cash consideration. The remaining portion of outstanding vested options and all unvested options were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. The number of each participant’s assumed options and the exercise price were adjusted. The assumed stock options continued to be subject to the same terms and conditions, including vesting schedule terms, in accordance with the 2018 Stock Plan.
(3)	The Company’s 2020 Equity Incentive Plan became effective on March 4, 2020, in connection with the consummation of the Business Combination. The 2020 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents and other stock-based awards and other substitute awards, annual incentive awards and performance awards. The Company has reserved a total of 16,300,000 shares of Company common stock for issuance pursuant to the 2020 Equity Incentive Plan, subject to certain adjustments set forth therein.

CEO Pay Ratio

In accordance with the requirements of Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K (which we collectively refer to as the “Pay Ratio Rule”), we are providing the following estimated information for 2023:

●	the median of the annual total compensation of all our employees (other than our Chief Executive Officer) was $46,372;

●	the annual total compensation of Chief Executive Officer, as reported in the Summary Compensation Table included in this filing on Form 10-K/A, was $5,822,320; and

●	the ratio of these two amounts was 126 to 1.

Methodology for Identifying Our “Median Employee”

Employee Population

To identify the median employee, we first identified our total employee population from which we determined our “median employee” and then identified the median of the annual total cash compensation of all of our employees (other than our Chief Executive Officer). We determined that, as of December 31, 2023, our employee population consisted of approximately 3,847 individuals (of which approximately 8.6% were located in the United States and 91.4% were located in jurisdictions outside the United States) that were eligible for inclusion in our analysis under the Pay Ratio Rule. Our employee population consisted of full-time, part-time, and temporary employees, and certain of our contractors who were required to be included in our employee population under the Pay Ratio Rule, as described in more detail below. Our total employee population includes all employees who joined Grid Dynamics through acquisitions that were completed during 2023.

Determining our Median Employee

To identify our median employee from our total employee population, we used a total cash compensation measure consistently applied to the entire population, which included base salary or wages and all cash bonuses paid in 2023, including regular annual bonuses paid in respect of the prior year’s performance, and any special bonuses paid in 2023. In making this determination, we annualized the cash compensation (exclusive of any special bonuses paid in 2023) of our full-time, part-time, and temporary employees, and certain of our contractors who were hired in 2023 but did not work for us for the entire year. By consistently applying this compensation measure to all of the individuals in the employee population, we selected the median employee. We did not make any cost-of-living adjustments in identifying our median employee.

Using the methodologies described above, we determined that our median employee was a full-time, salaried professional in Mexico.

Determining of Annual Total Compensation of our Median Employee and our CEO

Once we identified our median employee, we then calculated such employee’s total compensation for the year ended December 31, 2023 using the same methodology we used for purposes of determining the total compensation of our NEOs (see section titled “Compensation Discussion and Analysis — Summary Compensation Table”). The total compensation of the median employee for the year ended December 31, 2023 was $46,372. Our CEO’s total compensation for the year ended December 31, 2023 was $5,822,320, as reported in the Summary Compensation Table (see section titled “Compensation Discussion and Analysis — Summary Compensation Table”).

We believe our pay ratio presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. As SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, estimates, and assumptions, our pay ratio may not be comparable with the pay ratios reported by other companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2024 for:

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

We have based our calculation of the percentage of beneficial ownership on 76,521,182 shares of our common stock outstanding as of March 31, 2024 (the “Beneficial Ownership Date”). In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options, warrants or RSUs held by that person that are currently exercisable, exercisable, or subject to settlement within 60 days of March 31, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Grid Dynamics Holdings, Inc., 5000 Executive Parkway, Suite 520, San Ramon, CA 94583.

	Common Stock(1)
Name of Beneficial Owner	Number	Percentage
5% Securityholders:
Beijing Teamsun Technology Co. Ltd.(2)	14,802,570	19.3%
Wasatch Advisors LP(3)	7,256,928	9.5%
Blackrock Inc.(4)	4,778,376	6.2%
The Vanguard Group(5)	4,137,712	5.4%
Named Executive Officers and Directors:
Lloyd Carney(6)	1,059,824	1.4%
Eric Benhamou(7)	359,679	*
Marina Levinson	24,259	*
Leonard Livschitz(8)	2,890,927	3.8%
Michael Southworth	27,079	*
Weihang Wang	25,395	*
Yueou Wang(9)	67,792	*
Shuo Zhang(10)	223,644	*
Yury Gryzlov(11)	804,559	1.0%
Anil Doradla(12)	471,979	*
Stan Klimoff(13)	222,264	*
Patrick Nicolet	11,101	*
All executive officers and directors as a group (11 persons)(14)	5,966,238	7.7%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	The percentage of beneficial ownership on the record date is calculated based on 76,521,182 shares of our common stock as of March 31, 2024, adjusted for each owner’s options, or RSUs held by that person that are exercisable or issuable upon vesting, as applicable, within 60 days of March 31, 2024, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

(2)	Consists of 14,802,570 outstanding shares of our common stock. Beijing Teamsun Technology Co. Ltd. (“Beijing Teamsun”) is the ultimate parent of GDD International Holdings Company (“GDD”), through its subsidiaries Teamsun Technology (HK) Limited (“Teamsun”), Automated Systems Holdings Limited (“ASL”) and GDB International Investment Limited (“GDB”). Beijing Teamsun, GDD, Teamsun, ASL and GDB share voting and dispositive power of all these shares. The address of ASL, GDB and GDD is 15/F, Topsail Plaza, 11 On Sum Street, Shain, Hong Kong, the address of Teamsun is Unit 907, 9th Floor, Tai Yau Building, 181 Johnston Road, Wanchai, Hong Kong and the address of Beijing Teamsun is Room 501, 5/F., No. 23 Building, 10 East Block XiBeiWang East Road, HaiDian District, Beijing, China.

(3)	Based solely on information reported on a Schedule 13G/A filed with the SEC on February 9, 2024. The address of Wasatch Advisors LP is 505 Wakara Way, Salt Lake City, UT 84108.

(4)	Based solely on information reported on a Schedule 13G/A filed with the SEC on January 29, 2024. Includes 4,691,412 shares over which Blackrock Inc. has sole power to vote and 4,778,376 shares over which Blackrock Inc. has sole dispositive power. The address of Blackrock Inc. is 55 East 52nd Street, New York, NY 10055.

(5)	Based solely on information reported on a Schedule 13G filed with the SEC on February 13, 2024. Includes 3,996,306 shares over which The Vanguard Group has sole dispositive power and 141,406 shares over which The Vanguard Group has shared dispositive power. The address of The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.

(6)	Consists of (a) 659,262 shares held of record by Mr. Carney, (b) 12,542 shares held of record by The Lloyd A. Carney Revocable Trust dated September 25, 1995, (c) 5,200 shares held of record by The Lloyd Carney Foundation, (d) 288,800 shares held of record by The Lloyd Carney 2018 Grantor Retained Annuity Trust, (e) 19,675 shares held of record by The Lloyd Carney 2020 Grantor Retained Annuity Trust, and (f) 74,345 shares held of record by The Ana M. Carney Living Trust.

(7)	Consists of (a) 136,179 shares held of record by Mr. Benhamou, (b) 23,500 shares held of record by The Eric Benhamou Living Trust and (c) 200,000 shares held of record by The Eric Benhamou Grantor Retained Annuity Trust.

(8)	Consists of (a) 2,802,360 shares held of record by Mr. Livschitz, (b) 5,235 shares held by Oksana Livschitz, and (c) 83,332 shares issuable upon the vesting of RSUs within 60 days of March 31, 2024.

(9)	Consists of (a) 25,395 shares held of record by Mr. Wang, and (b) 42,397 shares subject to options exercisable within 60 days of March 31, 2024.

(10)	Consists of (a) 20,456 shares held of record by Ms. Zhang, (b) 139,655 shares held of record by Renascia Fund B LLC for which Ms. Zhang is the managing member and chief executive, and (c) 63,533 shares subject to options exercisable within 60 days of March 31, 2024.

(11)	Consists of (a) 329,513 shares held of record by Mr. Gryzlov, (b) 457,671 shares subject to options exercisable within 60 days of March 31, 2024, and (c) 17,375 shares issuable upon the vesting of RSUs within 60 days of March 31, 2024.

(12)	Consists of (a) 314,604 shares held of record by Mr. Doradla, (b) 140,000 shares subject to options exercisable within 60 days of March 31, 2024, and (c) 17,375 shares issuable upon the vesting of RSUs within 60 days of March 31, 2024.

(13)	Based solely on information reported on a Form 144 filed with the SEC on August 4, 2023 and a Form 4 filed with the SEC on May 5, 2023. Consists of (a) 123,923 shares held of record by Mr. Klimoff and (b) 48,084 shares held of record by O. Fox Charitable Trust. Mr. Klimoff resigned as our Chief Strategy Officer effective May 19, 2023.

(14)	Consists of (a) 5,144,555 shares held of record, (b) 118,082 shares issuable upon the vesting of RSUs within 60 days of March 31, 2024 and (c) 703,601 shares subject to options exercisable within 60 days of March 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

In fiscal 2023, Grid Dynamics Switzerland GmbH, a wholly-owned subsidiary of the Company, entered into agreements (the “LineBreak Agreements”) with LineBreak (Technology UK) Ltd. (“LineBreak”), an entity affiliated with Patrick Nicolet, pursuant to which the Company provides certain of its standard consulting services to LineBreak in exchange for standard payment therefor. Approximately 174,834€ ($192,954) in payment was collected by the Company in fiscal 2023 pursuant to the Linebreak Agreements. Oksana Livschitz, the spouse of our CEO, Leonard Livschitz, is currently employed by the Company in a non-executive role. Mrs. Livschitz received total compensation in fiscal 2023 in the amount of approximately $266,399, including salary, bonus, and equity awards, and she is eligible to participate in employee benefit plans generally available to our employees. Her compensation was established in accordance with our employment and compensation practices applicable to employees with equivalent qualifications, experience, responsibilities and geographic location.

Since January 1, 2023, there have been no other transactions to which Grid Dynamics has been a participant, in which: (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of Grid Dynamics’ total assets at year-end for the last two completed fiscal years; and (ii) any of its directors, executive officers, or holders of more than 5% of its capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

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

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth the approximate aggregate fees billed to the Company by Grant Thornton LLP in 2022 and 2023:

Fee Category	2022	2023
Audit Fees(1)	$1,205,000	$1,300,000
Audit-Related Fees(2)	$100,000	$14,432
Tax Fees(3)	$23,130	$16,210
All Other Fees(4)	$50,000	$159,023
Total	$1,378,130	$1,489,665

(1)	“Audit Fees” consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.

(2)	“Audit-Related Fees” are aggregate fees billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include services related to offering of common stock and consents for registration statements.

(3)	“Tax Fees” are the aggregate fees billed by Grant Thornton LLP for professional services rendered in connection with tax compliance, advice and planning.

(4)	“All Other Fees” consist of the aggregate fees billed by Grant Thornton LLP for professional services rendered for buy-side due diligence.

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

2. Financial Statement Schedules:  No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.1	February 29, 2024

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.2	February 29, 2024

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID DYNAMICS HOLDINGS, INC.
(Registrant)

April 29, 2024	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer
(Principal Executive Officer)