Form 10-Q
period 2024-03-31
GRID DYNAMICS HOLDINGS, INC.
filed 2024-05-02
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of April 29, 2024, there were 76,521,182 shares of registrant’s common stock issued and outstanding.

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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$249,437	$257,227
Accounts receivable, net of allowance of $1,389 and $1,363 as of March 31, 2024 and December 31, 2023, respectively	53,039	49,824
Unbilled receivables	5,649	3,735
Prepaid income taxes	5,609	3,998
Prepaid expenses and other current assets	8,768	9,196
Total current assets	322,502	323,980
Property and equipment, net	12,552	11,358
Operating lease right-of-use assets, net	10,214	10,446
Intangible assets, net	25,531	26,546
Goodwill	53,868	53,868
Deferred tax assets	7,220	6,418
Other noncurrent assets	3,374	2,549
Total assets	$435,261	$435,165

Liabilities and equity
Current liabilities
Accounts payable	$2,935	$3,621
Accrued compensation and benefits	19,914	19,263
Accrued income taxes	9,895	8,828
Operating lease liabilities, current	4,491	4,235
Accrued expenses and other current liabilities	5,885	6,276
Total current liabilities	43,120	42,223
Deferred tax liabilities	3,164	3,274
Operating lease liabilities, noncurrent	6,166	6,761
Total liabilities	52,450	52,258

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 76,521,182 and 75,887,475 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	401,541	397,511
Accumulated deficit	(19,834)	(15,886)
Accumulated other comprehensive income/(loss)	1,096	1,274
Total stockholders’ equity	382,811	382,907
Total liabilities and stockholders’ equity	$435,261	$435,165
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$79,817	$80,080
Cost of revenue	52,152	51,505
Gross profit	27,665	28,575

Operating expenses
Engineering, research, and development	4,372	4,203
Sales and marketing	7,292	5,634
General and administrative	21,543	24,730
Total operating expenses	33,207	34,567

Loss from operations	(5,542)	(5,992)
Other income/(expense), net	2,525	1,682
Loss before income taxes	(3,017)	(4,310)
Provision for income taxes	931	3,660
Net loss	$(3,948)	$(7,970)

Foreign currency translation adjustments, net of tax	(178)	495
Comprehensive loss	$(4,126)	$(7,475)

Loss per share
Basic	$(0.05)	$(0.11)
Diluted	$(0.05)	$(0.11)

Weighted average shares outstanding
Basic	76,151	74,459
Diluted	76,151	74,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	75,887	$8	$397,511	$(15,886)	$1,274	$382,907
Net loss	—	—	—	(3,948)	—	(3,948)
Stock-based compensation	—	—	11,339	—	—	11,339
Exercise of stock options	69	—	260	—	—	260
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	565	—	(7,569)	—	—	(7,569)
Foreign currency translation adjustment, net of tax	—	—	—	—	(178)	(178)
Balance at March 31, 2024	76,521	$8	$401,541	$(19,834)	$1,096	$382,811

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	74,156	$7	$378,006	$(14,121)	$(848)	$363,044
Net loss	—	—	—	(7,970)	—	(7,970)
Stock-based compensation	—	—	13,257	—	—	13,257
Exercise of stock options	1	—	10	—	—	10
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	739	—	(8,951)	—	—	(8,951)
Foreign currency translation adjustment, net of tax	—	—	—	—	495	495
Balance at March 31, 2023	74,896	$7	$382,322	$(22,091)	$(353)	$359,885
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,948)	$(7,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,914	1,645
Operating lease right-of-use assets amortization expense	998	650
Bad debt expense	86	20
Deferred income taxes	(912)	(923)
Stock-based compensation	11,339	13,257
Other (income)/expenses, net	(287)	23
Changes in assets and liabilities:
Accounts receivable	(3,301)	(2,613)
Unbilled receivables	(1,914)	(921)
Prepaid income taxes	(1,611)	(1,639)
Prepaid expenses and other current assets	382	(368)
Accounts payable	(728)	(691)
Accrued compensation and benefits	651	6,054
Operating lease liabilities	(1,105)	(462)
Accrued income taxes	1,067	3,306
Accrued expenses and other current liabilities	(391)	2,306
Net cash provided by operating activities	3,240	11,674
Cash flows from investing activities
Purchase of property and equipment	(3,197)	(1,589)
Other investing activities, net	(739)	—
Net cash used in investing activities	(3,936)	(1,589)
Cash flows from financing activities
Proceeds from exercises of stock options	571	10
Payments of tax obligations resulted from net share settlement of vested stock awards	(7,569)	(8,951)
Net cash used in financing activities	(6,998)	(8,941)
Effect of exchange rate changes on cash and cash equivalents	(96)	495
Net increase/(decrease) in cash and cash equivalents	(7,790)	1,639
Cash and cash equivalents, beginning of period	257,227	256,729
Cash and cash equivalents, end of period	$249,437	$258,368

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,495	$2,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 1 — Nature of operations and summary of significant accounting policies
Grid Dynamics Holdings, Inc. (the “Company”) is a leading provider of technology consulting, platform and product engineering, and advanced analytics services. The Company’s core business includes cloud platform and product engineering, supply chain and advanced manufacturing, and data and machine learning platform engineering. Grid Dynamics also helps organizations become more agile and create innovative digital products and experiences through its deep expertise in emerging technology, such as artificial intelligence (“AI”), data science, cloud computing, big data and DevOps, lean software development practices and a high-performance product culture. The Company’s headquarters and principal place of business is in San Ramon, California.
The following is a summary of critical accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements. Full description of significant accounting policies is provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on February 29, 2024.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in this subcontractor (“Affiliate”) as of March 31, 2024. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the three months ended March 31, 2024.
Use of estimates
The preparation of the unaudited condensed consolidated financial statements in accordance with the U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material. Significant estimates include determination of fair value, useful lives and recoverability of intangible assets and goodwill, valuation of stock-based compensation and contingent consideration payable, determination of provision for income taxes, deferred tax assets and liabilities and uncertain tax positions.

Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. As of March 31, 2024 and December 31, 2023 the Company recorded $1.4 million of allowance for credit losses.
Stock-based compensation
The Company recognizes the cost of its stock-based awards based on the fair value of these awards at the date of grant. The fair value of service-based and performance based awards without market conditions at the date of grant is based on the closing price of the Company’s shares on NASDAQ. For performance awards with market conditions the grant date fair value is measured using the Monte-Carlo model. Grant-date fair value of stock options is estimated using the Black-Scholes-Merton option pricing model. The model requires management to make a number of key assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value its share-based awards on each grant date. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), the Company uses the straight-line attribution method under ASC Topic 718 under which it recognizes compensation cost on a straight-line basis over the total requisite service period for the entire award (i.e., over the requisite service period of the last separately-vesting tranche of the award). For awards with performance conditions the compensation cost recognized is based on the actual or expected achievement of the performance condition based on the graded attribution method. Additionally, the Company applies the “floor” concept so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. That is, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date, the company will increase its recognized expense to at least equal the fair value of the vested amount. The requisite service period, which is the vesting period, of service-based and performance-based awards is typically 4 years and 3 years, respectively. The Company made an accounting policy election to account for forfeitures when they occur.
Prior period reclassifications
The Company presented and analyzed its revenues by customer locations attributing revenues based upon billed customer location. Effective December 31, 2023, the Company attributes revenues to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. The Company believes this change allows it to more effectively analyze its geographies and associated risks. This change did not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2021. Comparative information for the three months ended March 31, 2023 is presented in the following table:

	Three Months Ended March 31, 2023
	As reported	Reclassified
Customer Location	(in thousands)
North America	$63,949	$60,137
Europe	15,894	15,908
Other	237	4,035
Total Revenues	$80,080	$80,080
Recently adopted accounting pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s ASC. The Company will adopt according these changes according to the various timetables the FASB specifies.
There were no recently adopted accounting standards which had a material impact on the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows.

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
Note 2 — Acquisitions
NextSphere — On April 18, 2023, the Company completed the acquisition of 100% of NextSphere Technologies, Inc. (“NextSphere”). Founded in 2006, NextSphere is headquartered in Tampa, FL, has an engineering presence in Phoenix, AZ, and operates two large engineering centers in India’s tech hubs of Hyderabad and Chennai. NextSphere specializes in modern application development, systems monetization, product development, cloud and infrastructure services, and quality assurance. Over the years, NextSphere has worked with several brands across numerous industry verticals with expertise in Healthcare, Fintech, and CPG/Manufacturing industries. The Company believes this acquisition will support the Company’s objectives of enhancing its technical capabilities, expanding its global footprint, and increasing its client base. The total purchase consideration is $25.2 million and consists of cash consideration of $24.3 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $0.9 million. The maximum amount of potential contingent cash consideration is $2.0 million. The contingent consideration is payable based on revenue and gross profit metrics to be achieved by NextSphere within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. During the third quarter of 2023 the Company concluded that NextSphere was not going to achieve required performance metrics and has written-off all related contingent consideration liability.
Mutual Mobile — On December 23, 2022, the Company acquired 100% of the equity interest of the software company Mutual Mobile Inc. (“Mutual Mobile”). Founded in 2009, Mutual Mobile is based in the United States and India, offers end-to-end design and development of next-generation applications, combining mobile, augmented/virtual/mixed reality, and cloud edge/IoT practices. The acquisition of Mutual Mobile added approximately 180 employees to the Company’s headcount. The acquisition will accelerate Company’s strategic expansion into the India engineering market and further solidifies Grid Dynamics’ commitment to global growth. The total purchase consideration is $16.1 million and consists of cash consideration of $12.8 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $3.3 million. The maximum amount of potential contingent cash consideration is $5.0 million. The contingent consideration is payable based on revenue and gross profit metrics to be achieved by Mutual Mobile within 12 months. The Company recorded a liability for the contingent consideration amount based on the Company’s best estimate of the fair value of the expected payout. During the third quarter of 2023 the Company concluded that Mutual Mobile was not going to achieve required performance metrics and has written-off all related contingent consideration liability.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

	NextSphere	Mutual Mobile
	(in thousands)
Current assets	$9,708	$4,982
Property, plant and equipment	192	132
Intangible assets	9,906	3,749
Goodwill	9,031	8,879
Other noncurrent assets	511	102
Total assets acquired	$29,348	$17,844

Accounts payable, accrued expenses and other liabilities	(1,990)	(1,576)
Deferred taxes	(2,427)	(686)
Total liabilities assumed	$(4,417)	$(2,262)
Purchase price allocation	$24,931	$15,582
Current assets acquired include cash and cash equivalents in the amount of $6.4 million for NextSphere and $3.5 million for Mutual Mobile. The purchase price for all acquisitions was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above.
The goodwill recognized as a result of the NextSphere acquisition represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach as well as the assembled workforce acquired. The goodwill is not deductible for income tax purposes. The goodwill recognized as a result of the Mutual Mobile acquisition is attributable to synergies expected to be achieved by combining the businesses of the Company and Mutual Mobile, expected future contracts, the assembled workforce acquired and other factors. The goodwill is not deductible for income tax purposes.
During the fourth quarter of 2023, the Company finalized working capital adjustment for NextSphere that resulted in a decrease of original purchase price in the amount of $0.3 million and updated fair value of deferred taxes by $0.2 million. These adjustments resulted in a corresponding net change in goodwill by $0.1 million. The Company then finalized the fair value of the assets acquired and liabilities assumed in the acquisition of NextSphere.
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
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes as of March 31, 2024 are as follows:

	NextSphere		Mutual Mobile
	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands, except years)
Customer relationships	$8,415	10 years	$3,453	8 years
Acquired software	995	2.5 years	—	—
Trade name	496	2 years	152	4 years
Non-compete agreements	—	—	144	2 years
Total identified intangible assets	$9,906		$3,749
The Company used the acquisition method of accounting for all acquisitions, and consequently, the results of operations for all acquisitions are reported in the consolidated financial statements from the dates of acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.

Note 3 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities, are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of March 31, 2024 and December 31, 2023 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$206,363	$206,363	$206,363	$—	$—
Short-term investments:
Time deposits	$739	$739	$—	$739	$—
Long-term investments:
Marketable equity securities	$731	$731	$731	$—	$—
Non-marketable equity securities	$1,250

December 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$204,388	$204,388	$204,388	$—	$—
Long-term investments:
Marketable equity securities	$421	$421	$421	$—	$—
Non-marketable equity securities	$1,250
Investments in equity securities
The Company holds investments in public and privately-held entities. As the Company does not have either controlling interest or significant influence over these entities investments are accounted using two different methods depending on the type of equity investments:
•Equity investments in public entities are measured and carried at fair value with any changes recognized in Other income/(expense), net in the condensed consolidated statements of loss and comprehensive loss.
•Equity investments that do not have readily determinable fair value are accounted for under the fair value measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. All gains and losses on non-marketable securities, whether realized or unrealized, are recognized in Other income/(expense), net in the condensed consolidated statements of loss and comprehensive loss.
The Company classifies its investments in equity securities in Other noncurrent assets in the Company’s unaudited condensed consolidated balance sheets.
Investment in non-marketable equity securities held by the Company as of March 31, 2024 and December 31, 2023 represents investment in its related party, a company affiliated with the member of the Company’s Board of Directors, that does not have readily determinable fair values.
Note 4 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		March 31, 2024	December 31, 2023
	(in years)	(in thousands)
Computers and equipment	2-6	$14,224	$13,837
Furniture and fixtures	3-10	1,558	1,732
Leasehold improvements	2-8	1,338	1,343
Software	3-5	1,236	1,236
Machinery and automobiles	4-6	581	570
		$18,937	$18,718
Less: Accumulated depreciation and amortization		(12,908)	(12,441)
		$6,029	$6,277

Capitalized software development costs	2	$11,472	$9,050
Less: Accumulated amortization		(4,949)	(3,969)
		$6,523	$5,081
Property and equipment, net		$12,552	$11,358

Note 5 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		March 31, 2024	December 31, 2023
	(in years)	(in thousands)
Customer relationships	8-12	$27,839	$27,839
Tradenames	2-10	5,324	5,324
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$34,742	$34,742
Less: Accumulated amortization		(9,211)	(8,196)
Intangible assets, net		$25,531	$26,546
Based on the carrying value of the Company’s existing intangible assets as of March 31, 2024, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2024 (excluding three months ended March 31, 2024)	3,035
2025	3,625
2026	3,168
2027	3,130
2028	3,107
Thereafter	9,466
Total	$25,531

Note 6 — Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities were as follows:

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Accrued expenses	$3,564	$2,943
Customer deposits	718	756
Deferred revenue	610	577
Value added tax payable	444	993
Other liabilities	549	1,007
Total accrued expenses and other current liabilities	$5,885	$6,276
As of December 31, 2023 the Company had payable to its related party, a company affiliated with the member of the Company’s Board of Directors, in the amount of $0.6 million that was classified as Other current liabilities in unaudited condensed consolidated balance sheet. The Company fully settled this payable during the first quarter of 2024. There were no payables to related parties as of March 31, 2024.
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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of March 31, 2024, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
As of March 31, 2024 and December 31, 2023, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement.
Note 8 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three months ended March 31, 2024 and 2023.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended March 31,
	2024	2023
Customer Location	(in thousands)
North America	$63,740	$60,137
Europe	13,402	15,908
Other	2,675	4,035
Total Revenues	$79,817	$80,080
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended March 31,
	2024	2023
Vertical	(in thousands)
Retail	$24,629	$25,396
Technology, Media and Telecom	24,033	26,811
Finance	10,243	6,515
CPG/Manufacturing(1)	9,559	12,646
Healthcare and Pharma	3,009	3,152
Other	8,344	5,560
Total Revenues	$79,817	$80,080
__________________________
(1)CPG stands for Consumer Packaged Goods
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended March 31,
	2024	2023
Contract Type	(in thousands)
Time-and-material	$74,820	$70,526
Fixed-fee	4,412	9,554
Other revenues	585	—
Total Revenues	$79,817	$80,080
Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized. As of March 31, 2024 and December 31, 2023 the Company did not have contract assets recorded in its unaudited condensed consolidated balance sheet. Contract liabilities were $0.6 million as of March 31, 2024 and December 31, 2023, respectively. These balances were classified as Accrued and other current liabilities in the unaudited condensed consolidated balance sheets.

During the first quarter of 2024, the Company recognized $0.3 million of revenues that were included in Accrued and other current liabilities at December 31, 2023. During the first quarter of 2023, the Company recognized $0.4 million of revenues that were included in Accrued and other current liabilities at December 31, 2022.
Remaining performance obligations
As of March 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $4.7 million. Our remaining performance obligations represent commitments for future services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize approximately 50.3% of its remaining performance obligations as revenues during nine months of fiscal year 2024, and an additional 49.7% in 2025. Remaining performance obligations include currently recorded contract liability as well as amounts that will be invoiced in future periods and excludes the contracts that meet at least one of the following criteria under ASC Topic 606 “Revenue from Contracts with Customers”:
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
Many of the Company’s contracts met one or more of these exemptions as of March 31, 2024.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended March 31,
	2024	2023
Customer 1	16.7%	13.9%
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	March 31, 2024	December 31, 2023
Accounts receivable	1	1
Unbilled receivable	3	2
Transactions with related parties
During the three months ended March 31, 2024 and 2023, the Company conducted transaction with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, the Company recorded revenues from its related parties of $2.8 million and $1.8 million during the first quarter of 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023 accounts receivable from related parties were $1.9 million and $0.9 million, respectively.

Note 9 — Leases
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

The Company’s leases have remaining lease terms ranging from 0.1 to 6.2 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of March 31, 2024 and December 31, 2023, the Company had no finance leases.
Operating lease expense is recorded on a straight-line basis over the lease term. During the three months ended March 31, 2024 and 2023 lease costs were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease cost	$1,193	$781
Variable lease cost	76	194
Short-term lease cost	54	98
Total lease cost	$1,323	$1,073
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Lease liability payments	$1,168	$727
Lease assets obtained in exchange for liabilities	$853	$1,022
Non-cash net change in lease assets due to lease modifications	$40	$—
Non-cash net change in lease liability due to lease modifications	$(40)	$—
Weighted average remaining lease term and discount rate as of March 31, 2024 and December 31, 2023 is as follows:

	As of
	March 31, 2024	December 31, 2023
Weighted average remaining lease term, in years	3.2	3.4
Weighted average discount rate	7.2%	7.0%
As of March 31, 2024, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2024 (excluding three months ended March 31, 2024)	$3,461
2025	3,700
2026	2,331
2027	2,015
2028	285
Thereafter	268
Total lease payments	12,060
Less: imputed interest	(1,403)
Total	$10,657
There were no material lease agreements signed with related parties as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, the Company had committed to payments of $0.4 million related to operating lease agreement that had not yet commenced as of March 31, 2024. This operating lease will commence in 2024 with the lease term of 6.2 years. The Company does not have finance lease agreements that had not yet commenced.
Note 10 — Income taxes
The Company recorded income tax expense of $0.9 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate was (30.9)% and (84.9)% for the first quarter of 2024 and 2023, respectively.
The change in the effective tax rate for the three months ended March 31, 2024, as compared to the same period in 2023, was attributable mainly to Section 162(m) compensation deduction limitations, foreign rate differential, and foreign inclusion adjustments.
For the three months ended March 31, 2024, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through March 31, 2024, the Company determined that small changes in the estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision. As of March 31, 2024, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2024 due to the inability to reliably or accurately forecast 2024 operating expenses. Similarly, for the three months ended March 31, 2024, due to uncertainties created by geopolitical risks, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 11 — Stock-based compensation
Employee stock-based compensation cost recognized in the condensed consolidated statements of loss and comprehensive loss was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$482	$460
Engineering, research, and development	1,288	1,653
Sales and marketing	1,677	1,055
General and administrative	7,892	10,089
Total stock-based compensation	$11,339	$13,257
Stock Options
2018 Plan
Stock option activity under the Company’s 2018 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2023	1,486,428	$3.54	$14,552
Options exercised	(65,533)	$3.54
Options outstanding as of March 31, 2024	1,420,895	$3.54	$12,433	4.8

Options vested and exercisable as of March 31, 2024	1,420,895	$3.54	$12,433	4.8
As of March 31, 2024, the Company fully recognized stock-based compensation costs related to 2018 Plan options.
2020 Plan
As of March 31, 2024, 1.9 million shares were available for grant under 2020 Incentive Stock Plan (“2020 Plan”).

Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2023	3,165,715	$12.79	$7,197
Options granted	19,000	$13.54
Options exercised	(3,587)	$7.90
Options forfeited	(43,175)	$14.75
Options expired	(27,541)	$17.46
Options outstanding as of March 31, 2024	3,110,412	$12.73	$5,066	7.3

Options vested and exercisable as of March 31, 2024	1,834,453	$11.73	$4,470	6.5
The Company elected the policy to account for forfeitures upon occurrence. The total unrecognized compensation expenses related to 2020 Stock Plan options as of March 31, 2024 was $7.7 million to be expensed on a straight-line basis over the remaining 2.5 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2023	729,213	$11.99
Awards granted	1,411,350	$13.34
Awards vested and released	(306,063)	$11.34
Awards forfeited	(1,500)	$13.54
Unvested awards as of March 31, 2024	1,833,000	$13.14
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of March 31, 2024 was $20.3 million to be expensed on a straight-line basis over 2.4 years.
Performance Stock Units
The following table summarizes activity of the Company’s PSUs for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2023(1)	822,895	$11.97
Awards granted (2)	1,626,600	$14.51
Performance achievement adjustment (3)	200,614	$14.21
Awards vested and released	(822,895)	$11.97
Unvested awards as of March 31, 2024	1,827,214	$14.48
__________________________
(1)Reported at the certified performance achievement of 170% of the target shares granted.
(2)Reported of 100% of the target shares granted.

(3)Reported at the estimate performance achievement of 137% for the first tranche of the target shares granted in 2024.
The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of March 31, 2024 was $22.7 million to be expensed over 1.9 years.
Note 12 — Earnings per share
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
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Numerator for basic and diluted loss per share
Net loss	(3,948)	(7,970)

Denominator for basic and diluted loss per share
Weighted-average shares outstanding – basic and diluted	76,151	74,459

Net loss per share
Basic	$(0.05)	$(0.11)
Diluted	$(0.05)	$(0.11)
The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock options to purchase common stock	4,616	4,697
Restricted stock units	1,962	2,221
Performance stock units	2,279	1,102
Total	8,857	8,020
Note 13 — Segment and geographic information
The Company’s business activities have similar economic characteristics and are similar in all of the following areas: the nature of services, the type or class of customer for which they provide their services, and the methods used to provide their services. In accordance with ASC Topic 280, Segment Reporting, the Company has determined it has single operating and reportable segments. This determination is consistent with the financial information regularly reviewed by the chief operating decision maker who assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information.

Geographic Information
The following table presents revenues by customer location for the three months ended March 31, 2024 and 2023. The Company attributes customers to respective countries based upon location of the customer served. It differs from the prior period definition that was based upon location of the customer billed. Refer to Note 1 for more details on reclassifications.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
United States	$63,509	$59,761
United Kingdom	5,509	8,995
Netherlands	2,500	3,473
Other	8,299	7,851
Total Revenues	$79,817	$80,080
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Serbia	$2,575	$2,457
United States	2,498	2,174
Ukraine	2,496	2,437
Poland	1,875	1,522
Other	3,108	2,768
Total	$12,552	$11,358
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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through May 2, 2024, the date these unaudited condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of Grid Dynamics Holdings, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2023, which has been filed with the Securities and Exchange Commission (“SEC”) on February 29, 2023.
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
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended March 31,
	2024		2023
	(in thousands, except per share data and percentages)
Revenues	$79,817	100.0%	$80,080	100.0%
Gross profit	27,665	34.7%	28,575	35.7%
Loss from operations	(5,542)	(6.9)%	(5,992)	(7.5)%
Net loss	(3,948)	(4.9)%	(7,970)	(10.0)%
Diluted loss per share	$(0.05)	n/a	$(0.11)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	10,292	12.9%	10,832	13.5%
Non-GAAP net income(1)	5,238	6.6%	6,523	8.1%
Non-GAAP diluted EPS(1)	$0.07	n/a	$0.08	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

Quarterly Highlights
Our key metrics for the three months ended March 31, 2024 are presented below:
•We recorded revenues of $79.8 million that remained flat compared to the corresponding period of 2023.
•Our GAAP and Non-GAAP gross profit margins during the first quarter of 34.7% and 35.3%, respectively, slightly decreased from 35.7% and 36.3%, respectively, compared to the three months ended March 31, 2023. The decline in gross profit margin, both on a GAAP and Non-GAAP basis was driven mainly by increased employee-related costs and foreign currency headwinds.
•Loss from operations decreased by 7.5% reaching $5.5 million during the first quarter of 2024 compared to $6.0 million during the last year's quarter.
•We managed to reduce our net loss to $3.9 million in the first quarter of 2024 largely due to lower levels of stock-based compensation costs.
•We ended the first quarter of 2024 with Non-GAAP EBITDA of $10.3 million, or 12.9% of revenues compared to $10.8 million, or 13.5% of revenues in the corresponding period of 2023. The decline was largely due to decreased gross profits, combined with increased operating expenses, excluding stock-based compensation.
•Operating cash inflows decreased by 72.2% reaching $3.2 million. Our capital expenditures of $3.2 million doubled compared to the prior year quarter mainly due to increased investments in computer hardware, related equipment, and office facilities caused by expansion of our geographical presence.
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
We are actively monitoring the security of our personnel and the stability of our infrastructure, including communications and internet availability. We continue to adapt to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure. We are actively working with our personnel and with our customers to meet their needs and to ensure smooth delivery of services.
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
The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of March 31,
	2024	2023
Americas(1)	550	515
Europe(2)	2,737	2,952
Rest of the world(3)	605	277
Total	3,892	3,744
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. During the three months ended March 31, 2024, the total number of customers was 210, down from 220 customers in the same period a year ago. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward decreasing those levels. During the three months ended March 31, 2024 and 2023, one customer accounted for 10% or more of Grid Dynamics’ revenues in each of the periods indicated. We expect to continue our focus on maintaining our long-term relationships with customers while diversifying our customer base.
The following table presents revenues concentration by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,
	2024		2023
	(in thousands, except percentages)
Top one customer	$13,313	16.7%	$11,157	13.9%
Top five customers	$31,583	39.6%	$32,667	40.8%
Top ten customers	$44,141	55.3%	$48,391	60.4%
Top twenty customers	$54,989	68.9%	$57,981	72.4%
Customers below top twenty	$24,828	31.1%	$22,099	27.6%
Results of Operations
The three months ended March 31, 2024 compared to the three months ended March 31, 2023
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$79,817	$80,080	$(263)	(0.3)%
Cost of revenues	52,152	51,505	647	1.3%
Gross profit	27,665	28,575	(910)	(3.2)%
Engineering, research, and development	4,372	4,203	169	4.0%
Sales and marketing	7,292	5,634	1,658	29.4%
General and administrative	21,543	24,730	(3,187)	(12.9)%
Total operating expense	33,207	34,567	(1,360)	(3.9)%
Loss from operations	(5,542)	(5,992)	450	(7.5)%
Other income/(expense), net	2,525	1,682	843	50.1%
Loss before income taxes	(3,017)	(4,310)	1,293	(30.0)%
Provision for income taxes	931	3,660	(2,729)	(74.6)%
Net loss	$(3,948)	$(7,970)	$4,022	(50.5)%
Revenues
On a year-over-year basis, our revenues remained flat during the first quarter of 2024. On a year-over-year basis, we witnessed growth in our Finance and Other verticals from both existing and new clients, offset by decline in the remainder of the verticals.
Revenues by Verticals. We assign our customers into one of our five main vertical markets or a group of various industries where we are increasing our presence, which we label as “Verticals”. In the first quarter of 2024, we disaggregated Healthcare and Pharma as a separate vertical due to its growing importance and materiality to the Company. The following table presents our revenues by vertical and revenues as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2024	% of revenue	2023	% of revenue
	(in thousands, except percentages)
Retail	$24,629	30.9%	$25,396	31.7%
Technology, Media and Telecom	24,033	30.1%	26,811	33.5%
Finance	10,243	12.8%	6,515	8.1%
CPG/Manufacturing	9,559	12.0%	12,646	15.8%
Healthcare and Pharma	3,009	3.8%	3,152	3.9%
Other	8,344	10.4%	5,560	7.0%
Total	$79,817	100.0%	$80,080	100.0%
During the first quarter of 2024, Retail decreased by 3.0% compared to the prior year but continued to be our largest vertical with $24.6 million, or 30.9% of our total revenues. On a year-over-year basis, we witnessed a slight decrease in Retail revenues from our European clients offset by the US based customers.
The Technology, Media and Telecom (“TMT”) vertical with $24.0 million of revenues decreased by 10.4% on a year-over-year basis. We saw growth in our largest customer in TMT vertical which was offset by a decrease from a few of our technology customers.
Our CPG and Manufacturing vertical, representing 12.0% of our revenues for the three months ended March 31, 2024, showed decrease of 24.4% compared to the three months ended March 31, 2023. The key reasons for the decline were a combination of macro-related uncertainty resulting in a more cautionary outlook towards spending and customer specific factors at some of our larger customers.
The Healthcare and Pharma vertical remained flat with $3.0 million, or 3.8% of total revenues during the three months ended March 31, 2024 compared to $3.2 million, or 3.9% of total revenues a year ago.
Our Finance and Other verticals, representing 12.8% and 10.4% of total revenues, respectively, continued to steadily grow with each increasing by more than 50.0% during the three months ended March 31, 2024. Revenue growth was driven by increased demand from existing as well as new clients.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expenses related to client-serving activities.
During the three months ended March 31, 2024 our cost of revenues was $52.2 million, a slight increase of $0.6 million from $51.5 million in the corresponding period of 2023. Our gross profit decreased 3.2% on a year-over-year basis reaching $27.7 million during the first quarter of 2024. The key reason was the higher cost associated with delivery professionals accompanied by foreign currency headwinds.
Expressed as a percentage of revenues, our gross margin for the first quarter decreased 1.0% to 34.7% from 35.7% in the three months ended March 31, 2023.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
Engineering, research, and development expenses were $4.4 million and $4.2 million during the three months ended March 31, 2024 and 2023, respectively. Expressed as a percentage of revenues, engineering, research, and development expenses were 5.5% during the first quarter of 2024 compared to 5.2% in the corresponding period of 2023.

Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling of our services. These expenses comprise of personnel costs, including performance bonuses and stock-based compensation, marketing events, travel expenses, as well as depreciation and amortization expenses related to such activities.
During the three months ended March 31, 2024, our sales and marketing expenses increased by $1.7 million as compared to the same period of 2023 and reached $7.3 million. Sales and marketing expenses as a percentage of revenue during the first quarter of 2024 increased by 2.1% to 9.1% from 7.0% in the corresponding period of 2023. The changes were largely driven by increases in sales personnel and new sales initiatives.
General and Administrative
General and administrative expenses include costs to support the business and consist primarily of administrative personnel and officers’ salaries, employee benefits including performance bonuses, stock-based compensation, legal and audit expenses, insurance, operating lease expenses of office premises and other facility costs, workforce global mobility initiatives, restructuring and employee relocation cost not directly related to customer projects, and depreciation and amortization expenses related to such activities. General and administrative expenses include a substantial majority of Grid Dynamics’ stock-based compensation costs for the financial periods discussed herein.
General and administrative expenses decreased from $24.7 million in the first quarter of 2023 to $21.5 million in 2024. The year-over-year decline was largely due to lower levels of stock-based compensation expenses. As a result, expressed as a percentage of revenues, our general and administrative expenses decreased by 3.9% to 27.0% during the three months March 31, 2024 compared to 30.9% a year ago.
Other Income/(Expense), Net
Other income/(expense), net represent interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, foreign exchange gains and losses as well as changes in the fair value of contingent considerations and investments in equity securities.
During the three months ended March 31, 2024 other income/(expense), net, was $2.5 million, an increase of $0.8 million or 50.1% compared to $1.7 million recorded during the first quarter of 2023. Main drivers of increase continue to be income generated by our money market funds accompanied by unrealized gain from our marketable equity investments recognized in the first quarter of 2024.
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
During the three months ended March 31, 2024 we recognized a provision for income tax of $0.9 million compared to $3.7 million in the same period of 2023. The difference in the tax provision was attributable mainly to Section 162(m) compensation deduction limitations, foreign rate differential, and foreign inclusion adjustments.
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
Grid Dynamics defines and calculates its non-GAAP financial measures as follows:
•Non-GAAP EBITDA: Net income/(loss) before interest income/(expense), provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of goodwill and other income/(expense), net (which includes mainly interest income and expense, foreign exchange gains and losses, fair value adjustments, potential loss contingencies, and other miscellaneous expenses), and restructuring costs.

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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
GAAP net loss	$(3,948)	$(7,970)
Adjusted for:
Depreciation and amortization	2,914	1,645
Provision for income taxes	931	3,660
Stock-based compensation	11,339	13,257
Transaction and transformation-related costs (1)	454	788
Geographic reorganization (2)	501	691
Restructuring costs (3)	626	443
Other (income)/expense, net (4)	(2,525)	(1,682)
Non-GAAP EBITDA	$10,292	$10,832
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

(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprises of severance charges and respective taxes, and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statements of loss and comprehensive loss.
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
The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its consolidated net loss for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
GAAP net loss	$(3,948)	$(7,970)
Adjusted for:
Stock-based compensation	11,339	13,257
Transaction and transformation-related costs (1)	454	788
Geographic reorganization (2)	501	691
Restructuring costs (3)	626	443
Other (income)/expense, net (4)	(2,525)	(1,682)
Tax impact of non-GAAP adjustments (5)	(1,209)	996
Non-GAAP net income	$5,238	$6,523
Number of shares used in the GAAP diluted EPS	76,151	74,459
GAAP diluted EPS	$(0.05)	$(0.11)
Number of shares used in the Non-GAAP diluted EPS	78,374	77,129
Non-GAAP diluted EPS	$0.07	$0.08
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
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprises of severance charges and respective taxes, and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statements of loss and comprehensive loss.
(4)Other (income)/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses as well as other income consists primarily of interest on cash held at banks and returns on investments in money-market funds.
(5)Reflects the estimated tax impact of the non-GAAP adjustments presented in the table.
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations, and other commitments with cash flows from operations and other sources of funding. Our current liquidity needs relate mainly to compensation and benefits of our employees and contractors and capital investments to support our growth and geographical expansion. Our ability to expand and grow our business will depend on many factors including our capital expenditure needs and the evolution of our operating cash flows. We may need more cash resources due to changed business conditions or other developments, including investments or acquisitions.
Our principal source of liquidity continues to be cash generated from our operations. Additionally, on March 15, 2022, we entered into an agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as an administrative agent for the lenders. The revolving credit facility provides us with $30.0 million of available borrowing capacity. See Note 7 “Debt” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for information regarding our debt.
As of March 31, 2024, Grid Dynamics had cash and cash equivalents amounting to $249.4 million compared to $257.2 million at December 31, 2023. Of this amount, $22.1 million and $21.2 million, respectively, was held outside the United States, and included among others the U.K., Netherlands, Switzerland, Poland, India, Mexico, Armenia and other countries. We did not have any debt outstanding under the revolving credit facility at any balance sheet date presented. We believe that our cash and cash equivalents balance and cash generated from operating activities will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 9 “Leases” and Note 14 “Commitments and contingencies” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$3,240	$11,674
Net cash used in investing activities	$(3,936)	$(1,589)
Net cash used in financing activities	$(6,998)	$(8,941)
Effect of exchange rate changes on cash and cash equivalents	$(96)	$495
Net (decrease)/increase in cash and cash equivalents	$(7,790)	$1,639
Cash, cash equivalents (beginning of period)	$257,227	$256,729
Cash, cash equivalents (end of period)	$249,437	$258,368
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2024 decreased by $8.4 million to $3.2 million from $11.7 million provided in the same period of 2023, driven by changes in timing of the employee-related compensations in some of the offshore locations and timing of some customers’ payments.
Investing Activities. Net cash used in investing activities during the first quarter of 2024 primarily reflects our сapital expenditures that increased from $1.6 million during the three months ended March 31, 2023 to $3.2 million in the current year quarter.
Financing Activities. Net cash used in financing activities in the three months ended March 31, 2024 was $7.0 million and reflected the tax withholding obligations due to issuance of shares in connection with vested awards that was $1.4 million lower compared to 2023. We also benefited from proceeds from exercise of stock options that increased by $0.6 million compared to the first quarter of 2023.
Off-Balance Sheet Arrangements and Commitments
We do not have any material off-balance sheet commitments or contractual arrangements other than those disclosed in Note 9 “Leases” and Note 14 “Commitments and contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report.

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
Recently Adopted and Issued Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 1 to Grid Dynamics’ condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report.
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
Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupees. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated creating natural hedge. In future periods, Grid Dynamics may also become materially exposed to changes in the value of Serbian dinars and Moldovan leu against the U.S. dollar, due to continuous expansion of operations in these countries.
In the three months ended March 31, 2024, approximately 39.1% of Grid Dynamics’ $85.4 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 34.9% of Grid Dynamics’ $86.1 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended March 31, 2023.
In the three months ended March 31, 2024:
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

Grid Dynamics analyzes sensitivity to the zloty and pesos separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the first quarter of 2024.
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
Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our revenues have historically been highly dependent on a limited number of clients and industries, and any decrease in demand for outsourced services in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
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
~~•~~Social and ethical issues relating to the use of artificial intelligence (“AI”) in our offerings may result in reputational harm or liability.

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
Our revenues have historically been highly dependent on a limited number of clients. In the first quarter of 2024 and 2023, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 55.3% and 60.4% of our revenue from our 10 largest clients during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023 we had one client in each of the periods, respectively, that accounted for greater than 10% of our revenues for the periods indicated. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top four industry verticals: technology, retail, finance and CPG/manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent periods, including net losses of $3.9 million for the three months ended March 31, 2024 and $8.0 million for the three months ended 2023. We may continue to incur significant losses in the future for a number of reasons, including unforeseen and high-levels of operating expenses, expansion into higher-cost geographies, increased costs due to wage inflation, and costs related to the Russian invasion of Ukraine.
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

On February 24, 2022, Russian forces launched significant military action against Ukraine. The conflict has impacted our business and may continue to pose risks to our business. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the United States, European Union, the United Kingdom, Canada. and other countries against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, in response to increased sanctions, Russia could attempt to take control of assets in Ukraine of companies registered in the United States, such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
We are actively monitoring the security of our personnel and the stability of our infrastructure, including communications and internet availability. We have adapted to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure. We are actively working with our personnel and with our customers to meet their needs and to ensure smooth delivery of services.
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
•mergers and acquisitions or significant corporate restructuring; and
•changes in the macro-economic environment resulting in weak demand at our customers’ business.
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
Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us. Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting and have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. In the future, if we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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
We have acquired and expanded operations in Moldova, Mexico and India respectively. The laws and regulations in Mexico and India to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. In Mexico, as a result of amendments in May 2019 to the Mexican Federal Labor Law (Ley Federal del Trabajo) and other related regulations, among other things, new labor authorities and courts were created, new bargaining procedures were implemented and provisions related to employees’ freedom of association and organization, collective bargaining agreements, and rules against labor discrimination were issued or amended. We cannot assure you that these changes will not lead to an increase in litigation, labor activism or increasingly contentious labor relations, which in turn may adversely affect our business, financial condition, results of operations and prospects, particularly in Mexico. These and any other policies, laws and regulations which are further adopted could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency is the U.S. dollar. That said, the company’s revenues and costs are exposed to a number of currencies that include EURO, British pounds, Mexican pesos, Polish zloty, and Indian rupees. As we do not hedge our foreign currency, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three months ended March 31, 2024 and 2023, approximately 39.1% and 34.9% of our combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the three months ended March 31, 2024 and 2023, Grid Dynamics recorded $11.3 million and $13.3 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted and our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
We continuously review and consider strategic acquisitions of businesses, products or technologies. For example, in December 2022 we acquired Mutual Mobile, and in April 2023 we acquired NextSphere Technologies. In the future we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition.
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
As of March 31, 2024, approximately 26.1 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities
None.

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
No director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2024.
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

Grid Dynamics Holdings, Inc.

Date: May 2, 2024	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)