Form 10-Q
period 2024-06-30
GRID DYNAMICS HOLDINGS, INC.
filed 2024-08-01
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of July 26, 2024, there were 76,667,007 shares of registrant’s common stock issued and outstanding.

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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$256,042	$257,227
Accounts receivable, net of allowance of $1,940 and $1,363 as of June 30, 2024 and December 31, 2023, respectively	50,663	49,824
Unbilled receivables	5,075	3,735
Prepaid income taxes	8,264	3,998
Prepaid expenses and other current assets	10,368	9,196
Total current assets	330,412	323,980
Property and equipment, net	13,093	11,358
Operating lease right-of-use assets, net	10,618	10,446
Intangible assets, net	24,517	26,546
Goodwill	53,868	53,868
Deferred tax assets	7,489	6,418
Other noncurrent assets	3,625	2,549
Total assets	$443,622	$435,165

Liabilities and equity
Current liabilities
Accounts payable	$2,786	$3,621
Accrued compensation and benefits	21,118	19,263
Accrued income taxes	12,076	8,828
Operating lease liabilities, current	4,443	4,235
Accrued expenses and other current liabilities	5,844	6,276
Total current liabilities	46,267	42,223
Deferred tax liabilities	3,166	3,274
Operating lease liabilities, noncurrent	5,740	6,761
Total liabilities	55,173	52,258

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 76,658,080 and 75,887,475 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	408,123	397,511
Accumulated deficit	(20,651)	(15,886)
Accumulated other comprehensive income/(loss)	969	1,274
Total stockholders’ equity	388,449	382,907
Total liabilities and stockholders’ equity	$443,622	$435,165
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND
COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$83,037	$77,342	$162,854	$157,422
Cost of revenue	53,474	49,037	105,626	100,542
Gross profit	29,563	28,305	57,228	56,880

Operating expenses
Engineering, research, and development	4,127	3,273	8,499	7,476
Sales and marketing	7,286	5,963	14,578	11,597
General and administrative	18,110	17,735	39,653	42,465
Total operating expenses	29,523	26,971	62,730	61,538

Income/(loss) from operations	40	1,334	(5,502)	(4,658)
Other income/(expense), net	2,665	3,008	5,190	4,690
Income/(loss) before income taxes	2,705	4,342	(312)	32
Provision for income taxes	3,522	1,715	4,453	5,375
Net income/(loss)	$(817)	$2,627	$(4,765)	$(5,343)

Foreign currency translation adjustment	(127)	1,403	(305)	1,898
Comprehensive income/(loss)	$(944)	$4,030	$(5,070)	$(3,445)

Income/(loss) per share
Basic	$(0.01)	$0.03	$(0.06)	$(0.07)
Diluted	$(0.01)	$0.03	$(0.06)	$(0.07)

Weighted average shares outstanding
Basic	76,604	75,145	76,377	74,804
Diluted	76,604	76,850	76,377	74,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	75,887	$8	$397,511	$(15,886)	$1,274	$382,907
Net loss	—	—	—	(3,948)	—	(3,948)
Stock-based compensation	—	—	11,339	—	—	11,339
Exercise of stock options	69	—	260	—	—	260
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	565	—	(7,569)	—	—	(7,569)
Foreign currency translation adjustment	—	—	—	—	(178)	(178)
Balance at March 31, 2024	76,521	$8	$401,541	$(19,834)	$1,096	$382,811
Net loss	—	—	—	(817)	—	(817)
Stock-based compensation	—	—	7,491	—	—	7,491
Exercise of stock options	12	—	55	—	—	55
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	125	—	(964)	—	—	(964)
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Balance at June 30, 2024	76,658	$8	$408,123	$(20,651)	$969	$388,449

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	74,156	$7	$378,006	$(14,121)	$(848)	$363,044
Net loss	—	—	—	(7,970)	—	(7,970)
Stock-based compensation	—	—	13,257	—	—	13,257
Exercise of stock options	1	—	10	—	—	10
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	739	—	(8,951)	—	—	(8,951)
Foreign currency translation adjustment	—	—	—	—	495	495
Balance at March 31, 2023	74,896	$7	$382,322	$(22,091)	$(353)	$359,885
Net income	—	—	—	2,627	—	2,627
Stock-based compensation	—	—	7,153	—	—	7,153
Exercise of stock options, net of shares withheld	13	—	(66)	—	—	(66)
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	425	—	(4,440)	—	—	(4,440)
Foreign currency translation adjustment	—	—	—	—	1,403	1,403
Balance at June 30, 2023	75,334	$7	$384,969	$(19,464)	$1,050	$366,562
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,765)	$(5,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,155	3,777
Operating lease right-of-use assets amortization expense	2,113	1,419
Bad debt expense	641	113
Deferred income taxes	(1,179)	(1,203)
Change in fair value of contingent consideration	—	(2,554)
Stock-based compensation	18,830	20,410
Other (income)/expenses, net	(413)	45
Changes in assets and liabilities:
Accounts receivable	(1,480)	1,418
Unbilled receivables	(1,340)	(1,826)
Prepaid income taxes	(4,266)	(4,791)
Prepaid expenses and other current assets	(1,108)	(755)
Accounts payable	(844)	1,187
Accrued compensation and benefits	1,855	6,829
Operating lease liabilities	(3,098)	(1,279)
Accrued income taxes	3,248	3,116
Accrued expenses and other current liabilities	(432)	2,016
Net cash provided by operating activities	13,917	22,579
Cash flows from investing activities
Purchase of property and equipment	(5,848)	(3,753)
Acquisition of business, net of cash acquired	—	(17,830)
Other investing activities, net	(995)	—
Net cash used in investing activities	(6,843)	(21,583)
Cash flows from financing activities
Proceeds from exercises of stock options, net of shares withheld for taxes	623	(56)
Payments of tax obligations resulted from net share settlement of vested stock awards	(8,533)	(13,391)
Net cash used in financing activities	(7,910)	(13,447)
Effect of exchange rate changes on cash and cash equivalents	(349)	1,898
Net decrease in cash and cash equivalents	(1,185)	(10,553)
Cash and cash equivalents, beginning of period	257,227	256,729
Cash and cash equivalents, end of period	$256,042	$246,176

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,239	$8,142
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$—	$932
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on February 29, 2024.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in this subcontractor (“Affiliate”) as of June 30, 2024. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the three and six months ended June 30, 2024.
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

Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. As of June 30, 2024 and December 31, 2023 the Company recorded $1.9 million and $1.4 million of allowance for credit losses, respectively.
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
Prior period reclassifications
The Company presented and analyzed its revenues by customer locations attributing revenues based upon billed customer location. Effective December 31, 2023, the Company attributes revenues to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. The Company believes this change allows it to more effectively analyze its geographies and associated risks. This change did not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2021. Comparative information for the three and six months ended June 30, 2023 is presented in the following table:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	As reported	Reclassified	As reported	Reclassified
Customer Location	(in thousands)
North America	$61,944	$58,388	$125,893	$118,525
Europe	15,251	15,756	31,145	31,664
Other	147	3,198	384	7,233
Total Revenues	$77,342	$77,342	$157,422	$157,422
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
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes as of June 30, 2024 are as follows:

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

Note 3 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities, are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of June 30, 2024 and December 31, 2023 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2024
Financial Assets:
Cash equivalents:
Money market funds	$206,436	$206,436	$206,436	$—	$—
Short-term investments:
Time deposits	$995	$995	$—	$995	$—
Long-term investments:
Marketable equity securities	$879	$879	$879	$—	$—
Non-marketable equity securities(1)	$1,250

December 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$204,388	$204,388	$204,388	$—	$—
Long-term investments:
Marketable equity securities	$421	$421	$421	$—	$—
Non-marketable equity securities(1)	$1,250
__________________________
(1)Equity securities that do not have readily determinable fair value and are measured at cost
Investments in equity securities
The Company holds investments in public and privately-held entities. As the Company does not have either controlling interest or significant influence over these entities investments are accounted using two different methods depending on the type of equity investments:
•Equity investments in public entities are measured and carried at fair value with any changes recognized in Other income/(expense), net in the condensed consolidated statements of income/(loss) and comprehensive income/(loss).
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
Investment in non-marketable equity securities held by the Company as of June 30, 2024 and December 31, 2023 represents investment in its related party, a company affiliated with the member of the Company’s Board of Directors, that does not have readily determinable fair values.
Note 4 — Property and equipment, net

Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		June 30, 2024	December 31, 2023
	(in years)	(in thousands)
Computers and equipment	2-6	$14,736	$13,837
Furniture and fixtures	3-10	1,534	1,732
Leasehold improvements	2-8	1,308	1,343
Software	3-5	1,217	1,236
Machinery and automobiles	4-6	587	570
		$19,382	$18,718
Less: Accumulated depreciation and amortization		(13,571)	(12,441)
		$5,811	$6,277

Capitalized software development costs	2	$13,493	$9,050
Less: Accumulated amortization		(6,211)	(3,969)
		$7,282	$5,081
Property and equipment, net		$13,093	$11,358

Note 5 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		June 30, 2024	December 31, 2023
	(in years)	(in thousands)
Customer relationships	8-12	$27,839	$27,839
Tradenames	2-10	5,324	5,324
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$34,742	$34,742
Less: Accumulated amortization		(10,225)	(8,196)
Intangible assets, net		$24,517	$26,546
Based on the carrying value of the Company’s existing intangible assets as of June 30, 2024, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2024 (excluding six months ended June 30, 2024)	2,023
2025	3,623
2026	3,168
2027	3,130
2028	3,107
Thereafter	9,466
Total	$24,517

Note 6 — Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Accrued expenses	$3,608	$2,943
Customer deposits	708	756
Deferred revenue	631	577
Value added tax payable	360	993
Other liabilities	537	1,007
Total accrued expenses and other current liabilities	$5,844	$6,276
As of December 31, 2023 the Company had payable to its related party, a company affiliated with the member of the Company’s Board of Directors, in the amount of $0.6 million that was classified as Other current liabilities in unaudited condensed consolidated balance sheet. The Company fully settled this payable during the first quarter of 2024. There were no payables to related parties as of June 30, 2024.
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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of June 30, 2024, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
As of June 30, 2024 and December 31, 2023, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement.

Note 8 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three and six months ended June 30, 2024 and 2023.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer Location	(in thousands)
North America	$69,339	$58,388	$133,079	$118,525
Europe	11,606	15,756	25,008	31,664
Other	2,092	3,198	4,767	7,233
Total Revenues	$83,037	$77,342	$162,854	$157,422
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Vertical	(in thousands)
Retail	$26,779	$26,032	$51,408	$51,428
Technology, Media and Telecom	23,228	24,096	47,261	50,907
Finance	12,566	6,748	22,809	13,263
CPG/Manufacturing(1)	9,843	10,872	19,402	23,518
Healthcare and Pharma	3,158	3,706	6,167	6,858
Other	7,463	5,888	15,807	11,448
Total Revenues	$83,037	$77,342	$162,854	$157,422
__________________________
(1)CPG stands for Consumer Packaged Goods
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contract Type	(in thousands)
Time-and-material	$78,206	$69,143	$153,026	$139,669
Fixed-fee	4,246	7,731	8,658	17,285
Other revenues	585	468	1,170	468
Total Revenues	$83,037	$77,342	$162,854	$157,422
Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized. As of June 30, 2024 and

December 31, 2023 the Company did not have contract assets recorded in its unaudited condensed consolidated balance sheet. Contract liabilities were $0.6 million as of both June 30, 2024 and December 31, 2023. These balances were classified as Accrued and other current liabilities in the unaudited condensed consolidated balance sheets.
During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.4 million of revenues, respectively, that were included in Accrued and other current liabilities at December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized $0.5 million and $0.9 million of revenues, respectively, that were included in Accrued and other current liabilities at December 31, 2022.
Remaining performance obligations
As of June 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $8.3 million. Our remaining performance obligations represent commitments for future services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize approximately 45.7% of its remaining performance obligations as revenues during 6 months of the fiscal year 2024, and an additional 54.3% in 2025. Remaining performance obligations include currently recorded contract liability as well as amounts that will be invoiced in future periods and excludes the contracts that meet at least one of the following criteria under ASC Topic 606 “Revenue from Contracts with Customers”:
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
Many of the Company’s contracts met one or more of these exemptions as of June 30, 2024.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer 1	16.7%	14.0%	16.7%	13.9%
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	June 30, 2024	December 31, 2023
Accounts receivable	1	1
Unbilled receivable	3	2
Transactions with related parties
During the six months ended June 30, 2024 and 2023, the Company conducted transaction with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, during the three and six months ended June 30, 2024, the Company recorded revenues from its related parties of $4.5 million and $7.3 million, respectively. During the same periods of 2023, the Company recorded revenues from its related parties of $2.3 million and $4.0 million, respectively. As of June 30, 2024 and December 31, 2023 accounts receivable from related parties were $3.1 million and $0.9 million, respectively. Unbilled receivables from related parties as of June 30, 2024 were $0.2 million. The Company did not have unbilled receivables from related parties as of December 31, 2023.

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
The Company’s leases have remaining lease terms ranging from 0.1 to 5.9 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of June 30, 2024 and December 31, 2023, the Company had no finance leases.
Operating lease expense is recorded on a straight-line basis over the lease term. During the six months ended June 30, 2024 and 2023 lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$1,307	$939	$2,500	$1,720
Variable lease cost	155	68	231	262
Short-term lease cost	122	98	176	196
Total lease cost	$1,584	$1,105	$2,907	$2,178
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Lease liability payments	$1,175	$913	$2,343	$1,640
Lease assets obtained in exchange for liabilities	$1,686	$3,614	$2,539	$4,636
Non-cash net change in lease assets due to lease modifications	$(92)	$26	$(52)	$26
Non-cash net change in lease liability due to lease modifications	$92	$(26)	$52	$(26)
Weighted average remaining lease term and discount rate as of June 30, 2024 and December 31, 2023 is as follows:

	As of
	June 30, 2024	December 31, 2023
Weighted average remaining lease term, in years	3.1	3.4
Weighted average discount rate	7.5%	7.0%
As of June 30, 2024, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2024 (excluding six months ended June 30, 2024)	$2,365
2025	3,879
2026	2,471
2027	2,083
2028	361
Thereafter	380
Total lease payments	11,539
Less: imputed interest	(1,356)
Total	$10,183
There were no material lease agreements signed with related parties as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, the Company had committed to payments of $3.4 million related to operating lease agreements that had not yet commenced as of June 30, 2024. These operating leases will commence on various dates in 2024 with the lease term ranging from 1.7 to 4.7 years. The Company does not have finance lease agreements that had not yet commenced.
Note 10 — Income taxes
The Company recorded income tax expense of $3.5 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was 130.2% and 39.5% for the second quarter of 2024 and 2023, respectively. On a year-to-date basis, the Company recorded income tax expense of $4.5 million and $5.4 million for 2024 and 2023, respectively. The Company’s effective tax rate was not meaningful during the six months ended June 30, 2024 and 2023 due to immaterial income/(loss) before tax compared to the income tax expense recorded.
The change in the effective tax rate for the three and six months ended June 30, 2024, as compared to the same period in 2023, was attributable mainly to Section 162(m) compensation deduction limitations, state tax expense, and foreign inclusion adjustments.
For the three and six months ended June 30, 2024, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through June 30, 2024, the Company determined that small changes in the estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision.
As of June 30, 2024, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2024 due to the inability to reliably or accurately forecast 2024 operating expenses. Similarly, for the three and six months ended June 30, 2024, due to uncertainties created by geopolitical risks, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 11 — Stock-based compensation
Employee stock-based compensation cost recognized in the condensed consolidated statements of loss and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$510	$520	$992	$980
Engineering, research, and development	803	1,020	2,091	2,673
Sales and marketing	1,321	823	2,998	1,878
General and administrative	4,857	4,790	12,749	14,879
Total stock-based compensation	$7,491	$7,153	$18,830	$20,410

Stock Options
2018 Plan
Stock option activity under the Company’s 2018 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2023	1,486,428	$3.54	$14,552
Options exercised	(75,441)	$3.54
Options outstanding as of June 30, 2024	1,410,987	$3.54	$9,835	4.5

Options vested and exercisable as of June 30, 2024	1,410,987	$3.54	$9,835	4.5
As of June 30, 2024, the Company fully recognized stock-based compensation costs related to 2018 Plan options.
2020 Plan
As of June 30, 2024, 2.0 million shares were available for grant under 2020 Incentive Stock Plan (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2023	3,165,715	$12.79	$7,197
Options granted	25,000	$12.65
Options exercised	(6,087)	$7.91
Options forfeited	(88,570)	$14.31
Options expired	(48,447)	$17.87
Options outstanding as of June 30, 2024	3,047,611	$12.68	$2,585	7.0

Options vested and exercisable as of June 30, 2024	1,991,078	$11.85	$2,543	6.3
The Company elected the policy to account for forfeitures upon occurrence. The total unrecognized compensation expenses related to 2020 Stock Plan options as of June 30, 2024 was $6.5 million to be expensed on a straight-line basis over the remaining 2.3 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2023	729,213	$11.99
Awards granted	1,488,350	$13.16
Awards vested and released	(526,449)	$12.02
Awards forfeited	(12,750)	$13.05
Unvested awards as of June 30, 2024	1,678,364	$13.01
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of June 30, 2024 was $18.1 million to be expensed on a straight-line basis over 2.5 years.

Performance Stock Units
The following table summarizes activity of the Company’s PSUs for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2023(1)	822,895	$11.97
Awards granted (2)	1,626,600	$14.51
Performance achievement adjustment (3)	210,288	$14.21
Awards vested and released	(822,895)	$11.97
Awards forfeited	(9,000)	$14.51
Unvested awards as of June 30, 2024	1,827,888	$14.48
__________________________
(1)Reported at the certified performance achievement of 170% of the target shares granted.
(2)Reported of 100% of the target shares granted.
(3)Reported at the estimate performance achievement of 139% for the first tranche of the target shares granted in 2024.
The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of June 30, 2024 was $18.9 million to be expensed over 1.7 years.
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
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator for basic and diluted loss per share
Net income/(loss)	(817)	2,627	(4,765)	(5,343)

Denominator:
Weighted-average shares outstanding – basic	76,604	75,145	76,377	74,804
Net effect of dilutive stock options and restricted stock units	—	1,705	—	—
Weighted-average shares outstanding – diluted	76,604	76,850	76,377	74,804

Net income/(loss) per share
Basic	$(0.01)	$0.03	$(0.06)	$(0.07)
Diluted	$(0.01)	$0.03	$(0.06)	$(0.07)

The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock options to purchase common stock	4,500	2,118	4,558	4,827
Restricted stock units	1,737	138	1,849	1,942
Performance stock units	1,832	—	2,061	957
Total	8,069	2,256	8,468	7,726
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
Geographic Information
The following table presents revenues by customer location for the three and six months ended June 30, 2024 and 2023. The Company attributes customers to respective countries based upon location of the customer served. It differs from the prior period definition that was based upon location of the customer billed. Refer to Note 1 for more details on reclassifications.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
United States	$68,968	$58,188	$132,477	$117,949
United Kingdom	4,201	9,133	9,710	18,128
Netherlands	2,435	3,214	4,935	6,687
Other	7,433	6,807	15,732	14,658
Total Revenues	$83,037	$77,342	$162,854	$157,422
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
United States	$2,596	$2,174
Serbia	2,529	2,457
Ukraine	2,465	2,437
Poland	2,125	1,522
Other	3,378	2,768
Total	$13,093	$11,358

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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through August 1, 2024, the date these unaudited condensed consolidated financial statements were issued.

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
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(in thousands, except per share data and percentages)
Revenues	$83,037	100.0%	$77,342	100.0%	$162,854	100.0%	$157,422	100.0%
Gross profit	29,563	35.6%	$28,305	36.6%	$57,228	35.1%	$56,880	36.1%
Income/(loss) from operations	40	—%	$1,334	1.7%	$(5,502)	(3.4)%	$(4,658)	(3.0)%
Net income/(loss)	(817)	(1.0)%	$2,627	3.4%	$(4,765)	(2.9)%	$(5,343)	(3.4)%
Diluted income/(loss) per share	$(0.01)	n/a	$0.03	n/a	$(0.06)	n/a	$(0.07)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	11,734	14.1%	11,985	15.5%	22,026	13.5%	22,817	14.5%
Non-GAAP net income(1)	6,030	7.3%	6,996	9.0%	11,268	6.9%	13,519	8.6%
Non-GAAP diluted EPS(1)	$0.08	n/a	$0.09	n/a	$0.14	n/a	$0.18	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

Quarterly Highlights
Our key metrics for the three months ended June 30, 2024 are presented below:
•We recorded revenues of $83.0 million that grew 7.4% compared to the corresponding period of 2023.
•Our GAAP gross profit margins during the second quarters of 2024 and 2023 were 35.6% and 36.6%, respectively. GAAP gross profit margins during the six months of 2024 and 2023 were 35.1% and 36.1%, respectively. The decline in gross profit margins, both on the quarterly and year-to-date basis was driven mainly by increased employee-related costs.
•We ended the quarter with a net loss of $0.8 million compared to net income of $2.6 million recorded in 2023. The main drivers of the change are increased operating expenses and provision for income taxes.
•We ended the second quarter of 2024 with Non-GAAP EBITDA of $11.7 million, or 14.1% of revenues compared to $12.0 million, or 15.5% of revenues in the corresponding period of 2023. The decline was largely due to increased operating expenses, excluding stock-based compensation.
•Operating cash inflows remained flat in the second quarter of 2024 reaching $10.7 million.
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
The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of June 30,
	2024	2023
Americas(1)	547	520
Europe(2)	2,761	2,792
Rest of the world(3)	653	550
Total	3,961	3,862
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. The total number of customers for the six months ended June 30, 2024 was 220 down from 247 for the six months ended June 30, 2023. Grid Dynamics’ procurement of new customers has a direct impact on its ability to diversify its sources of revenue and replace customers that may no longer require its services. Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward decreasing those levels. During the three and six months ended June 30, 2024 and 2023, one customer accounted for 10% or more of Grid Dynamics’ revenues in each of the periods indicated. We expect to continue our focus on maintaining our long-term relationships with customers while diversifying our customer base.

The following table presents revenues concentration by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,
	2024		2023
	(in thousands, except percentages)
Top one customer	$13,871	16.7%	$10,793	14.0%
Top five customers	$31,985	38.5%	$29,043	37.6%
Top ten customers	$47,328	57.0%	$43,768	56.6%
Top twenty customers	$59,781	72.0%	$53,198	68.8%
Customers below top twenty	$23,256	28.0%	$24,144	31.2%

	Six Months Ended June 30,
	2024		2023
	(in thousands, except percentages)
Top one customer	$27,184	16.7%	$21,950	13.9%
Top five customers	$63,568	39.0%	$61,364	39.0%
Top ten customers	$90,255	55.4%	$91,513	58.1%
Top twenty customers	$114,024	70.0%	$110,036	69.9%
Customers below top twenty	$48,830	30.0%	$47,386	30.1%
Results of Operations
The three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$83,037	$77,342	$5,695	7.4%
Cost of revenues	53,474	49,037	4,437	9.0%
Gross profit	29,563	28,305	1,258	4.4%
Engineering, research, and development	4,127	3,273	854	26.1%
Sales and marketing	7,286	5,963	1,323	22.2%
General and administrative	18,110	17,735	375	2.1%
Total operating expense	29,523	26,971	2,552	9.5%
Income from operations	40	1,334	(1,294)	(97.0)%
Other income/(expense), net	2,665	3,008	(343)	(11.4)%
Income before income taxes	2,705	4,342	(1,637)	(37.7)%
Provision for income taxes	3,522	1,715	1,807	105.4%
Net income/(loss)	$(817)	$2,627	$(3,444)	(131.1)%

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$162,854	$157,422	$5,432	3.5%
Cost of revenues	105,626	100,542	5,084	5.1%
Gross profit	57,228	56,880	348	0.6%
Engineering, research, and development	8,499	7,476	1,023	13.7%
Sales and marketing	14,578	11,597	2,981	25.7%
General and administrative	39,653	42,465	(2,812)	(6.6)%
Total operating expense	62,730	61,538	1,192	1.9%
Loss from operations	(5,502)	(4,658)	(844)	18.1%
Other income/(expense), net	5,190	4,690	500	10.7%
Income/(loss) before income taxes	(312)	32	(344)	n/m
Provision for income taxes	4,453	5,375	(922)	(17.2)%
Net loss	$(4,765)	$(5,343)	$578	(10.8)%
Revenues
During the three months ended June 30, 2024 our total revenues increased by 7.4% to $83.0 million compared to the corresponding period of 2023. On the year-to-date basis our revenues grew $5.4 million or 3.5%, reaching $162.9 million. The year-over-year increase both on the quarter and six month basis was due to a combination of revenues from existing and new customers.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(in thousands, except percentages of revenues)
Retail	$26,779	32.2%	$26,032	33.7%	$51,408	31.6%	$51,428	32.7%
Technology, Media and Telecom	23,228	28.0%	24,096	31.2%	47,261	29.0%	50,907	32.3%
Finance	12,566	15.1%	6,748	8.7%	22,809	14.0%	13,263	8.4%
CPG/Manufacturing	9,843	11.9%	10,872	14.1%	19,402	11.9%	23,518	14.9%
Healthcare and Pharma	3,158	3.8%	3,706	4.8%	6,167	3.8%	6,858	4.4%
Other	7,463	9.0%	5,888	7.5%	15,807	9.7%	11,448	7.3%
Total	$83,037	100.0%	$77,342	100.0%	$162,854	100.0%	$157,422	100.0%
During the three and six months ended June 30, 2024 Retail continued to be our largest vertical reaching $26.8 million and $51.4 million, respectively. Main contributors to Retail vertical revenues both on the quarterly and year-to-date basis are coming from a variety of retail customers that include specialty retail, home improvement and department stores clients.
During the three and six months ended June 30, 2024 our second largest vertical, Technology, Media and Telecom (“TMT”), decreased by $0.9 million or 3.6% and $3.6 million or 7.2%, respectively, compared to the corresponding periods of 2023. We continued to witness growth from our largest technology customer offset by decline at some of our telecom and smaller customers.
Our Finance vertical, representing 15.1% and 14.0% during the three and six months ended June 30, 2024, respectively, almost doubled reaching $12.6 million and $22.8 million compared to $6.7 million and $13.3 million in the corresponding periods of

2023. Revenue growth was driven by increased demand across a wide range of customers that included fintech and insurance customers.
Our CPG and Manufacturing vertical decreased 9.5% from $10.9 million during the second quarter of 2023 to $9.8 million during the three months ended June 30, 2024. On a year-to-date basis, the decline of $4.1 million or 17.5% was largely driven by a combination of macro-related uncertainty resulting in a more cautionary outlook towards spending and customer specific factors at some of our larger customers.
The Healthcare and Pharma vertical showed a slight decrease during the three and six months ended June 30, 2024 of $0.5 million and $0.7 million, respectively, reaching $3.2 million, or 3.8% of total revenues during the second quarter of 2024 and $6.2 million, or 3.8% or total revenues during the six months ended June 30, 2024.
Our Other vertical continued to steadily grow both on the quarterly and year-to-date basis. Revenues for the second quarter of 2024 grew 26.7% compared to the corresponding period of 2023 and reached $7.5 million. Revenues for the six months ended June 30, 2024 grew 38.1% compared to the corresponding period of 2023 and reached $15.8 million. Revenue increase was driven by increased demand from our existing and new customers.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expenses related to client-serving activities.
During the three months ended June 30, 2024 our cost of revenues was $53.5 million, an increase of $4.4 million or 9.0% from $49.0 million in the corresponding period of 2023. On the year-to-date basis our cost of revenues grew $5.1 million or 5.1%, reaching $105.6 million for the six months ended June 30, 2024. The increase in our cost of revenues was due to a combination of increased headcount and higher compensation for some relocated employees.
Beginning the second quarter of 2024, we witnessed positive trends in our gross profit which increased $1.3 million or 4.4% on the year-over-year basis reaching $29.6 million during the three months ended June 30, 2024. Gross profit for the six months ended June 30, 2024 remained on relatively the same level reaching $57.2 million compared to $56.9 million in the corresponding period of 2023. Gross profit on the quarterly and year-to-date basis benefited mainly from revenue growth.
Expressed as a percentage of revenues, our gross margins for the three and six months ended June 30, 2024 were 35.6% and 35.1%, respectively, a decrease of 1.0% in each of the periods compared to the three and six months ended June 30, 2023.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
In the the three months ended June 30, 2024, our engineering, research, and development expenses were $4.1 million, an increase of $0.9 million from $3.3 million in the corresponding period of the prior year. During the six months ended June 30, 2024, engineering, research, and development expenses grew by $1.0 million and reached $8.5 million. The increase during the first half of 2024 was largely due to investments in customer delivery operations and internally developed software.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling of our services. These expenses comprise of personnel costs, including performance bonuses and stock-based compensation, marketing events, travel expenses, as well as depreciation and amortization expenses related to such activities.
During the three and six months ended June 30, 2024, our sales and marketing expenses increased by $1.3 million and $3.0 million, respectively, as compared to the same periods in 2023 and reached $7.3 million and $14.6 million. Expressed as a percentage of revenues, our sales and marketing expenses increased by 1.1% and 1.6%, respectively, in the periods indicated above. The changes were largely driven by our investments in our sales and marketing organization including investments in sales personnel and new sales initiatives.

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
General and administrative expenses remained relatively on the same level during the three months ended June 30, 2024 reaching $18.1 million in 2024 compared to $17.7 million in the year ago quarter. During the six months ended June 30, 2024, our general and administrative expenses decreased to $39.7 million, representing a decline of $2.8 million or 6.6% as compared to $42.5 million reported in the corresponding period of last year. The decrease in the first half of 2024 was largely due to lower levels of stock-based compensation expenses. As a result, expressed as a percentage of revenues, our general and administrative expenses decreased by 1.1% and 2.7% to 21.8% and 24.3% during the three and six months June 30, 2024, respectively, compared to 22.9% and 27.0% in the year ago periods.
Other Income/(Expense), Net
Other income/(expense), net represent interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, foreign exchange gains and losses as well as changes in the fair value of contingent considerations and investments in equity securities.
During the three and six months ended June 30, 2024, we generated $2.7 million and $5.2 million of other income, respectively, compared to $3.0 million and $4.7 million recorded during the corresponding periods of 2023. During 2024 on the quarterly and year-to-date basis, other income benefited mainly from increased gain from money market funds and foreign currency tailwinds. During the second quarter of 2023, other income was favorably affected by changes in fair value of contingent consideration related to Mutual Mobile acquisition.
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
During the three months ended June 30, 2024 we recognized a provision for income tax of $3.5 million compared to $1.7 million in the same period of 2023. During the first half of 2024, we recognized a provision for income tax of $4.5 million compared to $5.4 million during the six months ended June 30, 2023. The difference in the tax provision was attributable mainly to Section 162(m) compensation deduction limitations and foreign inclusion adjustments.
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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
GAAP net income/(loss)	$(817)	$2,627	$(4,765)	$(5,343)
Adjusted for:
Depreciation and amortization	3,241	2,132	6,155	3,777
Provision for income taxes	3,522	1,715	4,453	5,375
Stock-based compensation	7,491	7,153	18,830	20,410
Transaction and transformation-related costs (1)	213	295	667	1,083
Geographic reorganization (2)	445	531	946	1,222
Restructuring costs (3)	304	540	930	983
Other (income)/expense, net (4)	(2,665)	(3,008)	(5,190)	(4,690)
Non-GAAP EBITDA	$11,734	$11,985	$22,026	$22,817
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

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its consolidated net loss for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
GAAP net income/(loss)	$(817)	$2,627	$(4,765)	$(5,343)
Adjusted for:
Stock-based compensation	7,491	7,153	18,830	20,410
Transaction and transformation-related costs (1)	213	295	667	1,083
Geographic reorganization (2)	445	531	946	1,222
Restructuring costs (3)	304	540	930	983
Other (income)/expense, net (4)	(2,665)	(3,008)	(5,190)	(4,690)
Tax impact of non-GAAP adjustments (5)	1,059	(1,142)	(150)	(146)
Non-GAAP net income	$6,030	$6,996	$11,268	$13,519
Number of shares used in the GAAP diluted EPS	76,604	76,850	76,377	74,804
GAAP diluted EPS	$(0.01)	$0.03	$(0.06)	$(0.07)
Number of shares used in the Non-GAAP diluted EPS	77,899	76,850	78,134	77,046
Non-GAAP diluted EPS	$0.08	$0.09	$0.14	$0.18
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
As of June 30, 2024, Grid Dynamics had cash and cash equivalents amounting to $256.0 million compared to $257.2 million at December 31, 2023. Of this amount, $28.2 million and $21.2 million, respectively, was held outside the United States, and included among others Switzerland, the U.K., Netherlands, India, Armenia, Mexico, Poland and other countries. We did not have any debt outstanding under the revolving credit facility at any balance sheet date presented. We believe that our cash and cash equivalents balance and cash generated from operating activities will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 9 “Leases” and Note 14 “Commitments and contingencies” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$13,917	$22,579
Net cash used in investing activities	$(6,843)	$(21,583)
Net cash used in financing activities	$(7,910)	$(13,447)
Effect of exchange rate changes on cash and cash equivalents	$(349)	$1,898
Net decrease in cash and cash equivalents	$(1,185)	$(10,553)
Cash, cash equivalents (beginning of period)	$257,227	$256,729
Cash, cash equivalents (end of period)	$256,042	$246,176
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2024 decreased by $8.7 million to $13.9 million from $22.6 million provided in the same period of 2023, driven by changes in timing of the employee-related compensations in some of the offshore locations and timing of some customers’ payments.
Investing Activities. Net cash used in investing activities during the first half of 2024 primarily reflects our capital expenditures that increased from $3.8 million during the six months ended June 30, 2023 to $5.8 million in the current year quarter. Net cash used in investing activities during the first half of 2023 was primarily affected by payment of $17.8 million for the acquisition of NextSphere.
Financing Activities. Net cash used in financing activities in the six months ended June 30, 2024 was $7.9 million and reflected the tax withholding obligations due to issuance of shares in connection with vested awards that was $4.9 million lower compared to 2023. We also benefited from proceeds from exercise of stock options that increased by $0.7 million compared to the first half of 2023.
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
In the three months ended June 30, 2024, approximately 41.6% of Grid Dynamics’ $83.0 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 41.4% of Grid Dynamics’ $76.0 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2023.
In the three months ended June 30, 2024:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.6 million decrease in income from operations.
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
In the six months ended June 30, 2024, approximately 40.3% of Grid Dynamics’ $168.4 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 38.0% of Grid Dynamics’ $162.1 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the six months ended June 30, 2023.
In the six months ended June 30, 2024:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $2.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $3.1 million decrease in income from operations.
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
Grid Dynamics analyzes sensitivity to the zloty and pesos separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the three and six months ended June 30, 2024.
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
Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenues have historically been highly dependent on a limited number of clients. During the six months of 2024 and 2023, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 55.4% and 58.1% of our revenue from our 10 largest clients during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023 we had one client in each of the periods, respectively, that accounted for greater than 10% of our revenues for the periods indicated. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top four industry verticals: Technology, Media and Telecom; Retail; Finance; and CPG/Manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred significant net losses in recent periods, including net losses of $4.8 million for the six months ended June 30, 2024 and $5.3 million for the six months ended 2023. We may continue to incur significant losses in the future for a number of reasons, including unforeseen and high-levels of operating expenses, expansion into higher-cost geographies, increased costs due to wage inflation, and costs related to the Russian invasion of Ukraine.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency is the U.S. dollar. That said, the company’s revenues and costs are exposed to a number of currencies that include EURO, British pounds, Mexican pesos, Polish zloty, and Indian rupees. As we do not hedge our foreign currency, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three and six months ended June 30, 2024, approximately 41.6% and 40.3% of our combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Comparatively, approximately 41.4% and 38.0% of our combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, in the three and six months ended June 30, 2023, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the six months ended June 30, 2024 and 2023, Grid Dynamics recorded $18.8 million and $20.4 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted and our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
As of June 30, 2024, approximately 26 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
No director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended June 30, 2024.

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

Grid Dynamics Holdings, Inc.

Date: August 1, 2024	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)