Form 10-Q
period 2024-09-30
GRID DYNAMICS HOLDINGS, INC.
filed 2024-10-31
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of October 25, 2024, there were 76,810,993 shares of registrant’s common stock issued and outstanding.

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
•our ability to expand internationally, including whether we will achieve the expected benefits of our recent acquisitions;
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$231,261	$257,227
Accounts receivable, net of allowance of $1,791 and $1,363 as of September 30, 2024 and December 31, 2023, respectively	64,320	49,824
Unbilled receivables	5,737	3,735
Prepaid income taxes	10,292	3,998
Prepaid expenses and other current assets	11,385	9,196
Total current assets	322,995	323,980
Property and equipment, net	13,965	11,358
Operating lease right-of-use assets, net	12,329	10,446
Intangible assets, net	42,451	26,546
Goodwill	73,875	53,868
Deferred tax assets	7,515	6,418
Other noncurrent assets	4,122	2,549
Total assets	$477,252	$435,165

Liabilities and equity
Current liabilities
Accounts payable	$3,717	$3,621
Accrued compensation and benefits	22,986	19,263
Accrued income taxes	13,191	8,828
Operating lease liabilities, current	5,179	4,235
Accrued expenses and other current liabilities	9,161	6,276
Total current liabilities	54,234	42,223
Deferred tax liabilities	7,621	3,274
Operating lease liabilities, noncurrent	7,649	6,761
Contingent consideration payable, noncurrent	7,501	—
Total liabilities	77,005	52,258

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 76,742,933 and 75,887,475 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	415,425	397,511
Accumulated deficit	(16,369)	(15,886)
Accumulated other comprehensive income/(loss)	1,183	1,274
Total stockholders’ equity	400,247	382,907
Total liabilities and stockholders’ equity	$477,252	$435,165
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND
COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$87,435	$77,419	$250,289	$234,841
Cost of revenues	54,706	49,267	160,332	149,809
Gross profit	32,729	28,152	89,957	85,032

Operating expenses
Engineering, research, and development	4,446	3,402	12,945	10,878
Sales and marketing	6,817	6,132	21,395	17,729
General and administrative	19,330	18,475	58,983	60,940
Total operating expenses	30,593	28,009	93,323	89,547

Income/(loss) from operations	2,136	143	(3,366)	(4,515)
Other income/(expense), net	3,466	3,159	8,656	7,849
Income before income taxes	5,602	3,302	5,290	3,334
Provision for income taxes	1,320	2,626	5,773	8,001
Net income/(loss)	$4,282	$676	$(483)	$(4,667)

Foreign currency translation adjustment	214	(561)	(91)	1,337
Comprehensive income/(loss)	$4,496	$115	$(574)	$(3,330)

Income/(loss) per share
Basic	$0.06	$0.01	$(0.01)	$(0.06)
Diluted	$0.05	$0.01	$(0.01)	$(0.06)

Weighted average shares outstanding
Basic	76,697	75,464	76,485	75,026
Diluted	78,837	77,339	76,485	75,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	75,887	$8	$397,511	$(15,886)	$1,274	$382,907
Net loss	—	—	—	(3,948)	—	(3,948)
Stock-based compensation	—	—	11,339	—	—	11,339
Exercise of stock options	69	—	260	—	—	260
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	565	—	(7,569)	—	—	(7,569)
Foreign currency translation adjustment	—	—	—	—	(178)	(178)
Balance at March 31, 2024	76,521	$8	$401,541	$(19,834)	$1,096	$382,811
Net loss	—	—	—	(817)	—	(817)
Stock-based compensation	—	—	7,491	—	—	7,491
Exercise of stock options	12	—	55	—	—	55
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	125	—	(964)	—	—	(964)
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Balance at June 30, 2024	76,658	$8	$408,123	$(20,651)	$969	$388,449
Net income	—	—	—	4,282	—	4,282
Stock-based compensation	—	—	7,139	—	—	7,139
Exercise of stock options	66	—	265	—	—	265
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	19	—	(102)	—	—	(102)
Foreign currency translation adjustment	—	—	—	—	214	214
Balance at September 30, 2024	76,743	$8	$415,425	$(16,369)	$1,183	$400,247

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	74,156	$7	$378,006	$(14,121)	$(848)	$363,044
Net loss	—	—	—	(7,970)	—	(7,970)
Stock-based compensation	—	—	13,257	—	—	13,257
Exercise of stock options	1	—	10	—	—	10
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	739	—	(8,951)	—	—	(8,951)
Foreign currency translation adjustment	—	—	—	—	495	495
Balance at March 31, 2023	74,896	$7	$382,322	$(22,091)	$(353)	$359,885
Net income	—	—	—	2,627	—	2,627
Stock-based compensation	—	—	7,153	—	—	7,153
Exercise of stock options, net of shares withheld	13	—	(66)	—	—	(66)
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	425	—	(4,440)	—	—	(4,440)
Foreign currency translation adjustment	—	—	—	—	1,403	1,403
Balance at June 30, 2023	75,334	$7	$384,969	$(19,464)	$1,050	$366,562
Net income	—	—	—	676	—	676
Stock-based compensation	—	—	7,267	—	—	7,267
Exercise of stock options, net of shares withheld	97	—	547	—	—	547
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	158	—	(1,567)	—	—	(1,567)
Foreign currency translation adjustment	—	—	—	—	(561)	(561)
Balance at September 30, 2023	75,589	$7	$391,216	$(18,788)	$489	$372,924
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(483)	$(4,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,579	6,255
Operating lease right-of-use assets amortization expense	3,301	2,295
Bad debt expense	1,077	674
Deferred income taxes	(1,516)	(2,451)
Change in fair value of contingent consideration	—	(4,220)
Stock-based compensation	25,969	27,677
Other (income)/expenses, net	(890)	98
Changes in assets and liabilities:
Accounts receivable	(8,649)	3,085
Unbilled receivables	(1,027)	(1,509)
Prepaid income taxes	(5,866)	(5,295)
Prepaid expenses and other current assets	(2,894)	28
Accounts payable	(740)	(471)
Accrued compensation and benefits	3,293	6,554
Operating lease liabilities	(3,352)	(2,119)
Accrued income taxes	4,363	5,638
Accrued expenses and other current liabilities	965	1,965
Net cash provided by operating activities	23,130	33,537
Cash flows from investing activities
Purchase of property and equipment	(9,126)	(5,593)
Acquisition of business, net of cash acquired	(32,144)	(17,830)
Other investing activities, net	(44)	—
Net cash used in investing activities	(41,314)	(23,423)
Cash flows from financing activities
Proceeds from exercises of stock options, net of shares withheld for taxes	867	491
Payments of tax obligations resulting from net share settlement of vested stock awards	(8,635)	(14,958)
Net cash used in financing activities	(7,768)	(14,467)
Effect of exchange rate changes on cash and cash equivalents	(14)	1,337
Net decrease in cash and cash equivalents	(25,966)	(3,016)
Cash and cash equivalents, beginning of period	257,227	256,729
Cash and cash equivalents, end of period	$231,261	$253,713

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,993	$9,936
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$7,480	$932
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K that the Company filed with the SEC on February 29, 2024.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in this subcontractor (“Affiliate”) as of September 30, 2024. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the three and nine months ended September 30, 2024.
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

Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. As of September 30, 2024 and December 31, 2023, the Company recorded $1.8 million and $1.4 million of allowance for credit losses, respectively.
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
Prior period reclassifications
The Company presented and analyzed its revenues by customer locations attributing revenues based upon billed customer location. Effective December 31, 2023, the Company attributes revenues to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. The Company believes this change allows it to more effectively analyze its geographies and associated risks. This change did not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2021. Comparative information for the three and nine months ended September 30, 2023 is presented in the following table:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	As reported	Reclassified	As reported	Reclassified
Customer Location	(in thousands)
North America	$63,276	$59,791	$189,169	$178,316
Europe	14,121	14,910	45,266	46,574
Other	22	2,718	406	9,951
Total Revenues	$77,419	$77,419	$234,841	$234,841
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
Note 2 — Acquisitions
JUXT — On September 26, 2024, the Company acquired 100% of Headrunner Limited and Congreve Computing Ltd., with their wholly owned subsidiary JUXT Ltd. (collectively referred to as “JUXT”). JUXT is a group of UK-based companies specializing in data-intensive information systems for banking and other financial institutions, with a particular focus on risk platforms, structured notes, equity derivatives, and financial reporting. JUXT primary expertise includes full trade life cycle, prime brokerage, structured notes, and risk management. The Company believes that acquisition of JUXT strengthens its go-to-market positioning in Finance vertical and opens new opportunities across the European market.
The total purchase consideration is $47.0 million and consists of cash consideration of $39.5 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $7.5 million. As a result of the acquisition, the Company recorded $54.9 million of total assets, including $7.3 million of cash, $18.9 million of intangible assets, primarily consisting of customer relationships, and $19.9 million of goodwill; as well as $7.9 million of total liabilities. The estimated fair values are provisional and based on the information available as of the acquisition date. The Company expects to finalize the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
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
The total purchase consideration is $25.2 million and consists of cash consideration of $24.3 million paid at closing, and fair value of the contingent consideration at the date of the acquisition of $0.9 million. As a result of NextSphere acquisition, the Company recorded $29.3 million of total assets, including $6.4 million of cash, $9.9 million of intangible assets, primarily consisting of customer relationships, and $9.0 million of goodwill; as well as $4.4 million of total liabilities.
These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisition of JUXT occurred on the assumed date, nor are they necessarily an indication of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenues	$95,444	$84,556	$272,556	$254,717
Net income/(loss)	$5,050	$526	$1,343	$(4,422)

Note 3 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of September 30, 2024 and December 31, 2023 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2024
Financial Assets:
Cash equivalents:
Money market funds	$159,066	$159,066	$159,066	$—	$—
Long-term investments:
Marketable equity securities	$1,379	$1,379	$1,379	$—	$—
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$7,501	$7,501	$—	$—	$7,501

December 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$204,388	$204,388	$204,388	$—	$—
Long-term investments:
Marketable equity securities	$421	$421	$421	$—	$—
Non-marketable equity securities(1)	$1,250
__________________________
(1)Equity securities that do not have readily determinable fair value and are measured at cost.
Contingent consideration payable
The Company measures contingent consideration payable at fair value on a recurring basis using significant inputs that are not observable in the market. Fair value of the contingent consideration liability is based on the Monte-Carlo model which is primarily based on forecasts and discounted cash flow analysis. The Company believes its estimates and assumptions are reasonable; however, there is significant judgment involved. Changes in the fair value of contingent consideration payable primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results.
During the three months ended September 30, 2024, the Company completed the acquisition of JUXT, under which the Company committed to make a cash earnout payment subject to attainment of specific performance targets. The weighted average discount rates used to determine fair value of JUXT contingent consideration payable was 10.5%.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the nine months ended September 30, 2024 is as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2024	$—
Acquisition date fair value of contingent consideration payable — JUXT	7,480
Effect of net foreign currency exchange rate changes	21
Contingent consideration payable as of September 30, 2024	$7,501
Investments in equity securities
The Company holds investments in public and privately-held entities. As the Company does not have either controlling interest or significant influence over these entities, investments are accounted using two different methods depending on the type of equity investments:
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
Investment in non-marketable equity securities held by the Company as of September 30, 2024 and December 31, 2023 represents investment in its related party, a company affiliated with the member of the Company’s Board of Directors, that does not have readily determinable fair values.
Note 4 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		September 30, 2024	December 31, 2023
	(in years)	(in thousands)
Computers and equipment	2-6	$16,021	$13,837
Furniture and fixtures	3-10	1,790	1,732
Leasehold improvements	2-8	1,391	1,343
Software	3-5	1,247	1,236
Machinery and automobiles	4-6	831	570
		$21,280	$18,718
Less: Accumulated depreciation and amortization		(14,965)	(12,441)
		$6,315	$6,277

Capitalized software development costs	2	$15,308	$9,050
Less: Accumulated amortization		(7,658)	(3,969)
		$7,650	$5,081
Property and equipment, net		$13,965	$11,358

Note 5 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		September 30, 2024	December 31, 2023
	(in years)	(in thousands)
Customer relationships	8-12	$45,479	$27,839
Tradenames	2-10	6,632	5,324
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$53,690	$34,742
Less: Accumulated amortization		(11,239)	(8,196)
Intangible assets, net		$42,451	$26,546
Based on the carrying value of the Company’s existing intangible assets as of September 30, 2024, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2024 (excluding nine months ended September 30, 2024)	1,693
2025	6,349
2026	5,896
2027	5,466
2028	5,312
Thereafter	17,735
Total	$42,451

Note 6 — Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Accrued expenses	$6,648	$2,943
Value added tax payable	945	993
Customer deposits	734	756
Deferred revenue	396	577
Other liabilities	438	1,007
Total accrued expenses and other current liabilities	$9,161	$6,276
As of December 31, 2023, the Company had a payable to its related party, a company affiliated with the member of the Company’s Board of Directors, in the amount of $0.6 million that was classified as Other current liabilities in the unaudited condensed consolidated balance sheet. The Company fully settled this payable during the first quarter of 2024. There were no payables to related parties as of September 30, 2024.
Note 7 — Debt
Revolving Credit Facility — On March 15, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”) by and among the Company, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The 2022 Credit Agreement provides for a secured multicurrency revolving loan facility with an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. The Company may increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. The 2022 Credit Agreement matures on March 15, 2025.
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

The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. As of September 30, 2024, the Company was in compliance with all covenants contained in the 2022 Credit Agreement.
As of September 30, 2024 and December 31, 2023, respectively, the Company did not have any outstanding debt under the 2022 Credit Agreement.

Note 8 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three and nine months ended September 30, 2024 and 2023.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer Location	(in thousands)
North America	$73,390	$59,791	$206,469	$178,316
Europe	11,263	14,910	36,271	46,574
Other	2,782	2,718	7,549	9,951
Total Revenues	$87,435	$77,419	$250,289	$234,841
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Vertical	(in thousands)
Retail	$29,825	$26,544	$81,233	$77,972
Technology, Media and Telecom	24,188	23,732	71,449	74,639
Finance	14,158	7,299	36,967	20,562
CPG/Manufacturing(1)	9,807	9,668	29,209	33,186
Healthcare and Pharma	2,510	3,434	8,677	10,292
Other	6,947	6,742	22,754	18,190
Total Revenues	$87,435	$77,419	$250,289	$234,841
__________________________
(1)CPG stands for Consumer Packaged Goods.
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contract Type	(in thousands)
Time-and-material	$82,373	$69,532	$235,399	$209,201
Fixed-fee	4,477	7,303	13,135	24,588
Other revenues	585	584	1,755	1,052
Total Revenues	$87,435	$77,419	$250,289	$234,841
Contract balances

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized. As of September 30, 2024 and

December 31, 2023 the Company did not have contract assets recorded in its unaudited condensed consolidated balance sheet. Contract liabilities were $0.4 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively. These balances were classified as Accrued and other current liabilities in the unaudited condensed consolidated balance sheets.
During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.5 million of revenues, respectively, that were included in Accrued and other current liabilities at December 31, 2023. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $1.0 million of revenues, respectively, that were included in Accrued and other current liabilities at December 31, 2022.
Remaining performance obligations
As of September 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $6.5 million. Our remaining performance obligations represent commitments for future services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize approximately 31.0% of its remaining performance obligations as revenues during 3 months of the fiscal year 2024, and an additional 69.0% in 2025. Remaining performance obligations include currently recorded contract liability as well as amounts that will be invoiced in future periods and excludes the contracts that meet at least one of the following criteria under ASC Topic 606 “Revenue from Contracts with Customers”:
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
Many of the Company’s contracts met one or more of these exemptions as of September 30, 2024.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer 1	17.1%	14.3%	16.8%	14.1%
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	September 30, 2024	December 31, 2023
Accounts receivable	1	1
Unbilled receivable	3	2
Transactions with related parties
During the nine months ended September 30, 2024 and 2023, the Company conducted transactions with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, during the three and nine months ended September 30, 2024, the Company recorded revenues from related parties of $5.6 million and $12.9 million, respectively. During the same periods of 2023, the Company recorded revenues from its related parties of $2.0 million and $6.0 million, respectively. As of September 30, 2024 and December 31, 2023, accounts receivable from related parties were $4.0 million and $0.9 million, respectively. Unbilled receivables from related parties as of September 30, 2024 were $0.1 million. The Company did not have unbilled receivables from related parties as of December 31, 2023.

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
The Company’s leases have remaining lease terms ranging from 0.1 to 5.7 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of September 30, 2024 and December 31, 2023, the Company had no finance leases.
Operating lease expense is recorded on a straight-line basis over the lease term. During the three and nine months ended September 30, 2024 and 2023, lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$1,415	$1,065	$3,915	$2,785
Variable lease cost	141	56	372	318
Short-term lease cost	131	92	307	288
Total lease cost	$1,687	$1,213	$4,594	$3,391
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Lease liability payments	$1,307	$1,024	$3,650	$2,664
Lease assets obtained in exchange for liabilities	$2,756	$369	$5,295	$5,005
Non-cash net change in lease assets due to lease modifications	$150	$(8)	$98	$18
Non-cash net change in lease liability due to lease modifications	$(791)	$8	$(739)	$(18)
Weighted average remaining lease term and discount rate as of September 30, 2024 and December 31, 2023 is as follows:

	As of
	September 30, 2024	December 31, 2023
Weighted average remaining lease term, in years	3.2	3.4
Weighted average discount rate	7.8%	7.0%
As of September 30, 2024, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2024 (excluding nine months ended September 30, 2024)	$1,404
2025	4,973
2026	3,693
2027	2,932
2028	1,114
Thereafter	569
Total lease payments	14,685
Less: imputed interest	(1,857)
Total	$12,828
There were no material lease agreements signed with related parties as of September 30, 2024 and December 31, 2023.
Note 10 — Income taxes
The Company recorded income tax expense of $1.3 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was 23.6% and 79.5% for the third quarter of 2024 and 2023, respectively. The Company recorded income tax expense of $5.8 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was not meaningful during the nine months ended September 30, 2024 and 2023 due to immaterial income/(loss) before tax compared to the income tax expense recorded.
The change in the effective tax rate for the three and nine months ended September 30, 2024, as compared to the same period in 2023, was attributable mainly to Section 162(m) compensation deduction limitations, state tax expense, and foreign inclusion adjustments.
For the three and nine months ended September 30, 2024, the Company used a discrete effective tax rate method to calculate income taxes due to sensitivity of the forecast. Through September 30, 2024, the Company determined that small changes in the estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate causing material distortion in the year-to-date tax provision.
As of September 30, 2024, the Company is unable to produce a reliable estimate of ordinary income for the quarter and year ending 2024 due to the inability to reliably or accurately forecast 2024 operating expenses. Similarly, for the three and nine months ended September 30, 2024, due to uncertainties created by geopolitical risks, the Company’s estimated annual effective tax rate method would not provide a reliable estimate and therefore was not used.
Note 11 — Stock-based compensation
Employee stock-based compensation cost recognized in the condensed consolidated statements of loss and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenues	$525	$502	$1,517	$1,482
Engineering, research, and development	751	1,005	2,842	3,678
Sales and marketing	1,248	854	4,246	2,732
General and administrative	4,615	4,906	17,364	19,785
Total stock-based compensation	$7,139	$7,267	$25,969	$27,677
Stock Options
2018 Plan
Stock option activity under the Company’s 2018 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2023	1,486,428	$3.54	$14,552
Options exercised	(115,148)	$3.54
Options expired	(2,795)	$3.54
Options outstanding as of September 30, 2024	1,368,485	$3.54	$14,314	4.3

Options vested and exercisable as of September 30, 2024	1,368,485	$3.54	$14,314	4.3
As of September 30, 2024, the Company fully recognized stock-based compensation costs related to 2018 Plan options.
2020 Plan
As of September 30, 2024, 2.1 million shares were available for grant under 2020 Incentive Stock Plan (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of December 31, 2023	3,165,715	$12.79	$7,197
Options granted	25,000	$12.65
Options exercised	(56,292)	$8.79
Options forfeited	(130,467)	$13.91
Options expired	(78,294)	$17.34
Options outstanding as of September 30, 2024	2,925,662	$12.70	$8,139	6.7

Options vested and exercisable as of September 30, 2024	2,038,984	$12.03	$6,909	6.2
The Company elected the policy to account for forfeitures upon occurrence. The total unrecognized compensation expenses related to 2020 Stock Plan options as of September 30, 2024 were $5.5 million to be expensed on a straight-line basis over the remaining 2.1 years.
Restricted Stock Units
RSUs granted do not participate in earnings or dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2023	729,213	$11.99
Awards granted	1,599,350	$13.13
Awards vested and released	(553,133)	$11.97
Awards forfeited	(68,200)	$11.98
Unvested awards as of September 30, 2024	1,707,230	$13.06
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of September 30, 2024 were $17.0 million to be expensed on a straight-line basis over 2.4 years.
Performance Stock Units

The following table summarizes activity of the Company’s PSUs for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of December 31, 2023(1)	822,895	$11.97
Awards granted (2)	1,626,600	$14.51
Performance achievement adjustment (3)	284,186	$14.21
Awards vested and released	(822,895)	$11.97
Awards forfeited	(18,000)	$14.51
Unvested awards as of September 30, 2024	1,892,786	$14.46
__________________________
(1)Reported at the certified performance achievement of 170% of the target shares granted.
(2)Reported of 100% of the target shares granted.
(3)Reported at the estimate performance achievement of 153% for the first tranche of the target shares granted in 2024.
The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of September 30, 2024 were $15.3 million to be expensed over 1.4 years.
Note 12 — Earnings (loss) per share
Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, restricted stock units, and performance stock units. The dilutive effect of potentially dilutive securities is reflected in diluted EPS in order of dilution and by application of the treasury stock method and the if-converted method for stock-based compensation and convertible preferred securities, respectively.
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator for basic and diluted loss per share
Net income/(loss)	$4,282	$676	$(483)	$(4,667)

Denominator:
Weighted-average shares outstanding – basic	76,697	75,464	76,485	75,026
Net effect of dilutive stock options and restricted stock units	2,140	1,875	—	—
Weighted-average shares outstanding – diluted	78,837	77,339	76,485	75,026

Net income/(loss) per share
Basic	$0.06	$0.01	$(0.01)	$(0.06)
Diluted	$0.05	$0.01	$(0.01)	$(0.06)

The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock options to purchase common stock	1,865	2,167	4,497	4,845
Restricted stock units	4	20	1,790	1,686
Performance stock units	—	—	2,056	904
Total	1,869	2,187	8,343	7,435
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
Geographic Information
The following table presents revenues by customer location for the three and nine months ended September 30, 2024 and 2023. The Company attributes customers to respective countries based upon location of the customer served. It differs from the prior period definition that was based upon location of the customer billed. Refer to Note 1 for more details on reclassifications.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
United States	$72,953	$59,657	$205,430	$177,606
United Kingdom	4,052	7,976	13,762	26,104
Netherlands	2,414	2,894	7,349	9,581
Other	8,016	6,892	23,748	21,550
Total Revenues	$87,435	$77,419	$250,289	$234,841
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Poland	$2,663	$1,522
Serbia	2,516	2,457
United States	2,394	2,174
Ukraine	2,304	2,437
Other	4,088	2,768
Total	$13,965	$11,358

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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through October 31, 2024, the date these unaudited condensed consolidated financial statements were issued.
On October 4, 2024, the Company acquired Mobile Computing S.A. (“Mobile Computing”), which is based in Argentina and offers a comprehensive suite of solutions spanning industries including manufacturing, CPG, and financial services. The Company paid approximately $13.3 million at closing. The Company is currently in the process of finalizing the accounting for this transaction and expects to complete its preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the fourth quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of Grid Dynamics Holdings, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2023 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2023.
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
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in thousands, except per share data and percentages)
Revenues	$87,435	100.0%	$77,419	100.0%	$250,289	100.0%	$234,841	100.0%
Gross profit	32,729	37.4%	$28,152	36.4%	$89,957	35.9%	$85,032	36.2%
Income/(loss) from operations	2,136	2.4%	$143	0.2%	$(3,366)	(1.3)%	$(4,515)	(1.9)%
Net income/(loss)	4,282	4.9%	$676	0.9%	$(483)	(0.2)%	$(4,667)	(2.0)%
Diluted income/(loss) per share	$0.05	n/a	$0.01	n/a	$(0.01)	n/a	$(0.06)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	14,813	16.9%	10,733	13.9%	36,839	14.7%	33,550	14.3%
Non-GAAP net income(1)	8,087	9.2%	5,861	7.6%	19,355	7.7%	19,380	8.3%
Non-GAAP diluted EPS(1)	$0.10	n/a	$0.08	n/a	$0.25	n/a	$0.25	n/a
__________________________

(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
Our key metrics for the three months ended September 30, 2024 are presented below:
•We recorded a record quarter revenues of $87.4 million, up 12.9% on a year-over-year basis.
•Our GAAP gross profit margins during the third quarter of 2024 improved 1.0% compared to the prior year quarter and reached 37.4%. The increase was largely due to higher revenues.
•We recorded net income of $4.3 million compared to $0.7 million in 2023, due primarily to increased revenues.
•We had Non-GAAP EBITDA of $14.8 million, or 16.9% of revenues, compared to $10.7 million, or 13.9% of revenues, in the corresponding period of 2023.
•Operating cash inflows reached $9.2 million. We invested $39.5 million in the acquisition of JUXT.
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
In April 2022, Grid Dynamics also announced it would cease remaining operations in the Russian Federation. We have worked towards the safe and expedient relocation of willing employees and ongoing management of projects to eliminate delivery impact to clients. As of May 2023, our former subsidiary in Russia was liquidated, and we are not performing any client services from Russia.
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
The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of September 30,
	2024	2023
Americas(1)	543	532
Europe(2)	3,042	2,744
Rest of the world(3)	713	547
Total	4,298	3,823
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. New customers have a direct impact on Company’s ability to diversify sources of revenue and replace customers that may no longer require its services. At the same time, the Company continuously works towards rationalization of its portfolio of non-strategic customers. This work resulted in a decrease in the total number of customers from 265 for the nine months ended September 30, 2023 to 229 during the same period a year ago.
Grid Dynamics has a relatively high level of revenue concentration with certain customers and works toward decreasing those levels. During the three and nine months ended September 30, 2024 and 2023, one customer accounted for 10% or more of Grid

Dynamics’ revenues in each of the periods indicated. We expect to continue our focus on maintaining our long-term relationships with customers while diversifying our customer base.
The following table presents revenue concentration by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,
	2024		2023
	(in thousands, except percentages)
Top one customer	$14,973	17.1%	$11,082	14.3%
Top five customers	$34,825	39.8%	$28,499	36.8%
Top ten customers	$51,797	59.2%	$41,829	54.0%
Top twenty customers	$64,448	73.7%	$52,610	68.0%
Customers below top twenty	$22,987	26.3%	$24,809	32.0%

	Nine Months Ended September 30,
	2024		2023
	(in thousands, except percentages)
Top one customer	$42,157	16.8%	$33,031	14.1%
Top five customers	$98,213	39.2%	$87,531	37.3%
Top ten customers	$141,616	56.6%	$133,342	56.8%
Top twenty customers	$177,954	71.1%	$161,689	68.9%
Customers below top twenty	$72,335	28.9%	$73,152	31.1%
Results of Operations
The three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$87,435	$77,419	$10,016	12.9%
Cost of revenues	54,706	49,267	5,439	11.0%
Gross profit	32,729	28,152	4,577	16.3%
Engineering, research, and development	4,446	3,402	1,044	30.7%
Sales and marketing	6,817	6,132	685	11.2%
General and administrative	19,330	18,475	855	4.6%
Total operating expense	30,593	28,009	2,584	9.2%
Income from operations	2,136	143	1,993	n/m
Other income/(expense), net	3,466	3,159	307	9.7%
Income before income taxes	5,602	3,302	2,300	69.7%
Provision for income taxes	1,320	2,626	(1,306)	(49.7)%
Net income	$4,282	$676	$3,606	n/m

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$250,289	$234,841	$15,448	6.6%
Cost of revenues	160,332	149,809	10,523	7.0%
Gross profit	89,957	85,032	4,925	5.8%
Engineering, research, and development	12,945	10,878	2,067	19.0%
Sales and marketing	21,395	17,729	3,666	20.7%
General and administrative	58,983	60,940	(1,957)	(3.2)%
Total operating expense	93,323	89,547	3,776	4.2%
Loss from operations	(3,366)	(4,515)	1,149	(25.4)%
Other income/(expense), net	8,656	7,849	807	10.3%
Income before income taxes	5,290	3,334	1,956	58.7%
Provision for income taxes	5,773	8,001	(2,228)	(27.8)%
Net income/(loss)	$(483)	$(4,667)	$4,184	(89.7)%
Revenues
For the three and nine months September 30, 2024, our total revenues showed significant growth compared to the same period of 2023. Our revenues for the third quarter of 2024 increased by 12.9% to $87.4 million, compared to $77.4 million in the prior-year period, while revenues for the nine months grew 6.6% to $250.3 million, up from $234.8 million in the comparable period of 2023. This growth was driven by strong performance across multiple verticals, with notable contributions from Finance and Retail.
Revenues by Verticals. We assign our customers into one of our five main vertical markets or a group of various industries where we seek to increase our presence, which we label as “Verticals”. In the first quarter of 2024, we disaggregated Healthcare and Pharma as a separate vertical due to its growing importance and materiality to the Company. The following table presents our revenues by vertical and revenues as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in thousands, except percentages of revenues)
Retail	$29,825	34.1%	$26,544	34.3%	$81,233	32.5%	$77,972	33.2%
Technology, Media and Telecom	24,188	27.7%	23,732	30.7%	71,449	28.5%	74,639	31.8%
Finance	14,158	16.2%	7,299	9.4%	36,967	14.8%	20,562	8.8%
CPG/Manufacturing	9,807	11.2%	9,668	12.5%	29,209	11.7%	33,186	14.1%
Healthcare and Pharma	2,510	2.9%	3,434	4.4%	8,677	3.5%	10,292	4.4%
Other	6,947	7.9%	6,742	8.7%	22,754	9.0%	18,190	7.7%
Total	$87,435	100.0%	$77,419	100.0%	$250,289	100.0%	$234,841	100.0%
Retail continues to be our largest vertical, contributing 34.1% of total revenues in the third quarter of 2024 and 32.5% over the nine-month period. During the three months ended September 30, 2024, Retail revenues increased 12.4% from $26.5 million in the third quarter of 2023 to $29.8 million in 2024. Over the nine-month period, Retail revenues increased 4.2%, reaching $81.2 million, compared to $78.0 million for the same period in 2023. The steady demand from our specialty retail, home improvement space, and department stores clients supported this growth.
Technology, Media and Telecom (“TMT”), our second largest vertical, saw a modest increase of 1.9% in the third quarter, with revenues growing from $23.7 million in the third quarter of 2023 to $24.2 million during the three months ended September 30, 2024. Over the nine-month period, revenues from the TMT vertical declined 4.3% compared to the corresponding period of 2023, reaching $71.4 million. We continued to witness growth from our largest technology customer, on both a sequential and year-over-year basis. TMT continues to be a strong revenue contributor, accounting for 27.7% and 28.5% of total revenues during the three and nine months ended September 30, 2024, respectively, although its percentage of total revenues has declined compared to last year, due to stronger growth in other verticals.
Our Finance vertical showed the most significant growth on both a quarterly and nine-month basis, reflecting our strategic focus on expanding this market. During the three and nine months ended September 30, 2024, Finance revenues almost doubled, reaching $14.2 million and $37.0 million, respectively, compared to $7.3 million and $20.6 million in the corresponding periods of 2023. Revenue growth was driven by increased demand across fintech and insurance customers. As a result, the Finance vertical represented 16.2% and 14.8% of total revenues during the three and nine months ended September 30, 2024, respectively, compared to 9.4% and 8.8% in the prior-year periods.
Our CPG and Manufacturing vertical remained relatively stable, with a slight increase of 1.4% from $9.7 million during the third quarter of 2023 to $9.8 million during the three months ended September 30, 2024. Over the corresponding nine-month periods, the decline of $4.0 million, or 12.0%, was largely driven by a more cautionary outlook towards spending and customer-specific factors at some of our larger customers.
The Healthcare and Pharma vertical showed a small decrease during the three and nine months ended September 30, 2024 of $0.9 million and $1.6 million, respectively, reaching $2.5 million, or 2.9% of total revenues, in the third quarter of 2024 and $8.7 million, or 3.5% or total revenues, during the nine months ended September 30, 2024.
Lastly, our Other vertical continued to grow on a year-over-year basis. Revenues for the third quarter of 2024 grew 3.0% compared to the corresponding period of 2023 and reached $6.9 million. Revenues for the nine months ended September 30, 2024 grew 25.1% compared to the corresponding period of 2023 and reached $22.8 million. The increase was driven by increased demand from both existing and new customers. The Other vertical contributed 7.9% and 9.0% of total revenues for the three and nine months ended September 30, 2024, compared to 8.7% and 7.7%, respectively, in the prior year.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expenses related to client-serving activities.
During the three months ended September 30, 2024, our cost of revenues was $54.7 million, an increase of $5.4 million, or 11.0%, from $49.3 million in the corresponding period of 2023. Our cost of revenues grew $10.5 million, or 7.0%, reaching $160.3 million for the nine months ended September 30, 2024, as compared to the prior year period. The increase in our cost of revenues was due to a combination of increased headcount and higher compensation for some relocated employees.
During the three and nine months ended September 30, 2024, our gross profit increased 16.3% and 5.8%, respectively, reaching $32.7 million in the third quarter of 2024 and $90.0 million for the nine-month period. Our gross profits benefited mainly from higher levels of revenue as well as better utilization of engineering resources in the quarter. Expressed as a percentage of revenues, our gross margins improved slightly for the three months ended September 30, 2024 from 36.4% in 2023 to 37.4%, but remained relatively stable for the nine months, reflecting a balance between revenue growth and cost control.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
Our engineering, research, and development expenses saw significant growth of 30.7% and 19.0% for the three and nine months ended September 30, 2024, respectively, and reached $4.4 million in the third quarter of 2024 and $12.9 million for the nine-month period. Growth of our engineering, research, and development expenses primarily reflects our continued investments in customer delivery operations and internally developed software.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling our services. These expenses are comprised of personnel costs, including performance bonuses and stock-based compensation, marketing events, travel expenses, as well as depreciation and amortization expenses related to such activities.
During the three and nine months ended September 30, 2024, our sales and marketing expenses increased 11.2% and 20.7% over the prior year periods, reaching $6.8 million and $21.4 million, respectively. Our sales and marketing expenses were $6.1 million and $17.7 million during the three and nine months ended September 30, 2023, respectively. Expressed as a percentage of revenues, our sales and marketing expenses remained almost unchanged, reaching 7.8% and 8.5% for the three and nine months ended September 30, 2024, as compared to the prior year periods. The increases in our sales and marketing expenses were largely driven by our investments in our sales and marketing organization including investments in sales personnel and new sales initiatives.
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
General and administrative expenses increased 4.6% during the three months ended September 30, 2024, reaching $19.3 million in 2024 from $18.5 million in the prior year period. During the nine months ended September 30, 2024, general and administrative expenses decreased to $59.0 million, a decline of $2.0 million, or 3.2%, as compared to $60.9 million in the corresponding period of last year. The decrease in the nine-month period of 2024 was largely due to lower levels of stock-based compensation expenses. As a result, expressed as a percentage of revenues, our general and administrative expenses decreased by 1.8% and 2.3% to 22.1% and 23.6% during the three and nine months September 30, 2024, respectively, compared to 23.9% and 25.9% in the year ago periods.
Other Income/(Expense), Net
Other income/(expense), net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, and foreign exchange gains and losses as well as changes in the fair value of contingent consideration and investments in equity securities.
During the three and nine months ended September 30, 2024, other income reached $3.5 million and $8.7 million, respectively. During 2024 on a quarterly and nine-month basis, other income benefited mainly from increased gains from money market funds and an increase in the fair value of our investments in marketable equity securities.
Provision for Income Tax
Grid Dynamics follows the asset and liability method of accounting for income taxes. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions, all affect the overall effective tax rate.
During the three months ended September 30, 2024, we recognized a provision for income tax of $1.3 million compared to $2.6 million in the same period of 2023. During the nine months of 2024, we recognized a provision for income tax of $5.8 million compared to $8.0 million during the same period of 2023. The difference in the tax provision was attributable mainly to Section 162(m) compensation deduction limitations and foreign inclusion adjustments.
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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its consolidated net income (loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
GAAP net income/(loss)	$4,282	$676	$(483)	$(4,667)
Adjusted for:
Depreciation and amortization	3,424	2,478	9,579	6,255
Provision for income taxes	1,320	2,626	5,773	8,001
Stock-based compensation	7,139	7,267	25,969	27,677
Transaction and transformation-related costs (1)	1,571	436	2,238	1,519
Geographic reorganization (2)	316	306	1,262	1,528
Restructuring costs (3)	227	103	1,157	1,086
Other (income)/expense, net (4)	(3,466)	(3,159)	(8,656)	(7,849)
Non-GAAP EBITDA	$14,813	$10,733	$36,839	$33,550
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
(2)Geographic reorganization includes expenses connected with military actions of Russia against Ukraine and the exit plan announced by the Company and includes travel and relocation-related expenses of employees from the aforementioned countries, severance payments, and allowances as well as legal and professional fees related to geographic repositioning in various locations. These expenses are incremental to those expenses incurred prior to the crisis, clearly separable from normal operations, and not expected to recur once the crisis has subsided and operations return to normal.
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs are comprised of severance charges and respective taxes, and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

(4)Other (income)/expense, net consists primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses as well as other income consisting primarily of interest on cash held at banks and returns on investments in money-market funds.
The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its consolidated net income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
GAAP net income/(loss)	$4,282	$676	$(483)	$(4,667)
Adjusted for:
Stock-based compensation	7,139	7,267	25,969	27,677
Transaction and transformation-related costs (1)	1,571	436	2,238	1,519
Geographic reorganization (2)	316	306	1,262	1,528
Restructuring costs (3)	227	103	1,157	1,086
Other (income)/expense, net (4)	(3,466)	(3,159)	(8,656)	(7,849)
Tax impact of non-GAAP adjustments (5)	(1,982)	232	(2,132)	86
Non-GAAP net income	$8,087	$5,861	$19,355	$19,380
Number of shares used in the GAAP diluted EPS	78,837	77,339	76,485	75,026
GAAP diluted EPS	$0.05	$0.01	$(0.01)	$(0.06)
Number of shares used in the Non-GAAP diluted EPS	78,837	77,339	78,301	77,298
Non-GAAP diluted EPS	$0.10	$0.08	$0.25	$0.25
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
(2)Geographic reorganization includes expenses connected with military actions of Russia against Ukraine and the exit plan announced by the Company and includes travel and relocation-related expenses of employees from the aforementioned countries, severance payments, and allowances as well as legal and professional fees related to geographic repositioning in various locations. These expenses are incremental to those expenses incurred prior to the crisis, clearly separable from normal operations, and not expected to recur once the crisis has subsided and operations return to normal.
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs are comprised of severance charges and respective taxes, and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).
(4)Other (income)/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating expenses as well as other income consisting primarily of interest on cash held at banks and returns on investments in money-market funds.
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
As of September 30, 2024, Grid Dynamics had cash and cash equivalents amounting to $231.3 million compared to $257.2 million at December 31, 2023. Of this amount, $38.7 million and $21.2 million, respectively, was held outside the United States, and included among others Switzerland, the U.K., Netherlands, India, Armenia, Mexico, Poland and other countries. We did not have any debt outstanding under the revolving credit facility at any balance sheet date presented. We believe that our cash and cash equivalents balance and cash generated from operating activities will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 9 “Leases” and Note 14 “Commitments and contingencies” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$23,130	$33,537
Net cash used in investing activities	$(41,314)	$(23,423)
Net cash used in financing activities	$(7,768)	$(14,467)
Effect of exchange rate changes on cash and cash equivalents	$(14)	$1,337
Net decrease in cash and cash equivalents	$(25,966)	$(3,016)
Cash and cash equivalents (beginning of period)	$257,227	$256,729
Cash and cash equivalents (end of period)	$231,261	$253,713
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2024 decreased by $10.4 million to $23.1 million from $33.5 million provided in the same period of 2023, driven by changes in working capital, including timing of some customers’ payments.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2024 primarily reflects the acquisition of JUXT that resulted in the payment of $32.1 million, net of cash acquired. Additionally, our capital expenditures grew by more than 50% and reached $9.1 million during the nine months ended September 30, 2024 compared to $5.6 million in the prior year period. Net cash used in investing activities during the nine months ended September 30, 2023 was primarily affected by payment of $17.8 million, net of cash acquired, for the acquisition of NextSphere.
Financing Activities. Net cash used in financing activities in the nine months ended September 30, 2024 was $7.8 million, $6.7 million lower than during the same period in 2023, and reflected the tax withholding obligations due to issuance of shares in connection with vested awards.
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
Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. Grid Dynamics’ functional currency apart from the U.S. dollar includes EURO, British pounds, Mexican pesos, Moldovan leu and Indian rupees. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated, creating a natural hedge. In future periods, Grid Dynamics may also become materially exposed to changes in the value of Serbian dinars and Moldovan leu against the U.S. dollar, due to expansion of operations in these countries.
In the three months ended September 30, 2024, approximately 43.0% of Grid Dynamics’ $85.3 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 38.0% of Grid Dynamics’ $77.3 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended September 30, 2023.
In the three months ended September 30, 2024:
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
In the nine months ended September 30, 2024, approximately 41.2% of Grid Dynamics’ $253.7 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 38.0% of Grid Dynamics’ $239.4 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the nine months ended September 30, 2023.
In the nine months ended September 30, 2024:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $4.0 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $4.9 million decrease in income from operations.

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
Grid Dynamics analyzes sensitivity to the zloty and pesos separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results.
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
Changes in Internal Control Over Financial Reporting
Our management, including the CEO and CFO, confirmed there have been no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We may be unable to effectively manage our growth or achieve anticipated growth, particularly as we expand into new geographies and consummate additional acquisitions, which could place significant strain on our management personnel, systems and resources.
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
•Acquisitions (including our recent acquisitions of JUXT and Mobile Computing) could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations, we may not achieve the financial and strategic goals that were contemplated at the time of a transaction, and we may be exposed to claims, liabilities and disputes as a result of the transaction that may adversely impact our business, operating results and financial condition.
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
Our revenues have historically been highly dependent on a limited number of clients. During the nine months ended September 30, 2024 and 2023, we generated a significant portion of our revenues from our largest clients. For example, we generated approximately 56.6% and 56.8% of our revenue from our 10 largest clients during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, we had one client in each of the periods, respectively, that accounted for 16.8% and 14.1% of our revenues for the periods indicated, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, a significant portion of our revenues is concentrated in our top four industry verticals: Technology, Media and Telecom; Retail; Finance; and CPG/Manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource the type of services we provide.
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
We have incurred net losses in recent years, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred net losses in recent periods, including net losses of $0.5 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. We may continue to incur significant losses in the future for a number of reasons, including unforeseen and high-levels of operating expenses, expansion into higher-cost geographies, increased costs due to wage inflation, and costs related to the Russian invasion of Ukraine.
We anticipate that our operating expenses will increase in the foreseeable future as we invest in our business for growth. This includes, but is not limited to acquisition-related integration costs, costs associated with maintaining compliance as a public company, and increased spending related to sales, marketing, and R&D. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our growth strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
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
The legal systems of Ukraine, Poland, Serbia, India, Mexico, Moldova, Romania, Argentina and other countries are often beset by legal ambiguities as well as inconsistencies and anomalies due to the relatively recent enactment of many laws that may not always coincide with market developments. Furthermore, legal and bureaucratic obstacles and corruption exist to varying degrees in each of these countries. In such environments, our competitors may receive preferential treatment from governments, potentially giving them a competitive advantage. Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in such countries. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services or to which we are a party. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in these and other countries will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.
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

We have acquired and expanded operations in Moldova, Mexico, India and Argentina. The laws and regulations in Mexico, India and Argentina to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. In Mexico, as a result of amendments in May 2019 to the Mexican Federal Labor Law (Ley Federal del Trabajo) and other related regulations, among other things, new labor authorities and courts were created, new bargaining procedures were implemented and provisions related to employees’ freedom of association and organization, collective bargaining agreements, and rules against labor discrimination were issued or amended. We cannot assure you that these changes will not lead to an increase in litigation, labor activism or increasingly contentious labor relations, which in turn may adversely affect our business, financial condition, results of operations and prospects, particularly in Mexico. These and any other policies, laws and regulations which are further adopted could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Grid Dynamics is exposed to foreign currency exchange rate risk and its profit margins are subject to volatility between periods due to changes in foreign currency exchange rates relative to the U.S. dollar. Grid Dynamics’ functional currency is the U.S. dollar. That said, the company’s revenues and costs are exposed to a number of currencies that include EURO, British pounds, Mexican pesos, Polish zloty, and Indian rupees. As we do not hedge our foreign currency, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In the three and nine months ended September 30, 2024, approximately 43.0% and 41.2% of our combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, respectively. Comparatively, approximately 38.0% of our combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar, in each of the periods ended September 30, 2023, respectively. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations. In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See the section titled, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in our most recent annual report on Form 10-K and this quarterly report on Form 10-Q for more information about our exposure to foreign currency exchange rates.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the nine months ended September 30, 2024 and 2023, Grid Dynamics recorded $26.0 million and $27.7 million, respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted and our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution to stockholders.
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
On March 15, 2022, we entered into a Credit Agreement (the “2022 Credit Agreement”), by and among us, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The 2022 Credit Agreement provides for a three-year secured multicurrency revolving loan facility in an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. We may increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. The 2022 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2022 Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the 2022 Credit Agreement. Our obligations under the 2022 Credit Agreement are required to be guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the 2022 Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the personal property of our and our subsidiary guarantors.

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
We continuously review and consider strategic acquisitions of businesses, products or technologies. For example, in December 2022 we acquired Mutual Mobile, in April 2023 we acquired NextSphere Technologies, in September 2024 we acquired JUXT and in October 2024 we acquired Mobile Computing. In the future we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition.
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
Our operations are subject to laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control (“OFAC”) or other international economic sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Additionally, the United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. For example, as mentioned above, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus as well as certain Russian nationals which required us to terminate certain business relationships. As of May 2023, our former subsidiary in Russia was liquidated and is not performing any client services from Russia. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions and take other actions in the future that could further impact our business.
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
Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Changes to the U.S. administration’s fiscal, political, regulatory and other policies may adversely affect our business, financial condition and results of operations.
Changes to the U.S. administration's fiscal, political, regulatory and other policies, including new policies and other changes following the upcoming U.S. Presidential election, may adversely affect our business, financial condition and results of operations. In particular, due to recent events, among other things, there is substantial regulatory uncertainty regarding international trade and trade policy. U.S. policies have called for substantial changes to trade agreements, have increased tariffs on certain goods imported into the U.S. and have raised the possibility of imposing significant, additional tariff increases. In the past, unilateral tariffs on imported products by the U.S. have triggered retaliatory actions from certain foreign governments, including China and may trigger retaliatory actions by other foreign governments, potentially resulting in a “trade war.” While we cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, a “trade war” of this nature or other governmental action related to tariffs or international trade agreements could have an adverse impact on demand for our services, sales and clients and affect the economies of the U.S. and various countries, having an adverse effect on our business, financial condition and results of operations.

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
As of September 30, 2024, approximately 25 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors. The concentration of ownership provides such persons with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and future resales of our common stock held by such persons may cause the market price of our common stock to drop significantly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Purchases of Equity Securities
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Except as described below, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended September 30, 2024.
On August 5, 2024, Leonard Livschitz, our Chief Executive Officer and a Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 879,650 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Securities Exchange Act. Shares may be sold pursuant to the plan until December 22, 2025, or earlier if all sales under the plan were completed.
On August 7, 2024, Anil Doradla, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 78,090 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Securities Exchange Act. Shares may be sold pursuant to the plan until November 7, 2025, or earlier if all sales under the plan were completed.

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

Grid Dynamics Holdings, Inc.

Date: October 31, 2024	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)