Form 10-K
period 2024-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2025-02-27
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $596.2 million based on the closing price of the registrant’s common stock on June 30, 2024 of $10.51 per share, as reported by the Nasdaq Capital Market (the “Nasdaq”). Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 17, 2025, there were 83,838,356 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•our ability to maintain our competitive technological advantages against new entrants and existing companies in our industry;
•our ability to timely and effectively scale and adapt our existing technology;
•our ability to innovate new products and services and bring them to market in a timely manner;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our use of artificial intelligence;
•our cyber security systems and protocols;
•our ability to capitalize on changing market conditions;
•our ability to develop strategic partnerships;
•benefits associated with the use of our services;
•our ability to expand internationally and to integrate companies that we acquire;
•our ability to raise financing in the future;
•operating expenses, including changes in research and development, sales and marketing, and general administrative expenses;
•the effects of seasonal trends on our results of operations;
•our ability to grow and manage growth profitably and retain our key employees;
•our ability to realize the expected benefits and effects of strategic acquisitions of business, products or technologies;
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
iii

PART I
ITEM 1. BUSINESS
Business Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) is a leading provider of technology consulting, platform and product engineering, and advanced analytics services. Fusing technical vision with business acumen, we enable positive business outcomes for enterprise companies undergoing business transformation by solving their most pressing technical challenges.
A key differentiator for Grid Dynamics is our 8+ years of experience and leadership in enterprise artificial intelligence (“AI”), supported by profound expertise and ongoing investment in cloud, data, advanced analytics, and customer experience.
Additional market differentiators include:
•a culture of engineering excellence, R&D investment, and innovation in groundbreaking technologies before they become ubiquitous;
•a co-innovation model with continuous knowledge-sharing throughout delivery that reduces implementation risk and time-to-value, and enables enterprises to build in-house capabilities, retain control of proprietary technology and data, and benefit from the adoption of new technologies; and
•a global footprint, and a “Follow-the-Sun” delivery model, bolstered by engineering talent driven by innovation and technical mastery, resulting in transformational business outcomes.
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
Grid Dynamics has offices across the U.S., Mexico, Argentina, Jamaica, the U.K., other European countries, and India. During the last four years, Grid Dynamics acquired Mobile Computing S.A. (“Mobile Computing”), JUXT Ltd. (“JUXT”), NextSphere Technologies Inc. (“NextSphere”), Mutual Mobile Inc. (“Mutual Mobile”), and Tacit Knowledge Inc. (“Tacit”). These acquisitions diversified our geographical presence, client base, and industry vertical presence.
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
Sophisticated and scalable software platforms developed and continuously adapted to enterprise needs propelled many of today's most successful companies. Their unique business approaches and ability to move fast in adapting to changing market conditions allowed them to develop strong market positions and maintain defense against competitors. Grid Dynamics is well-placed as a strategic partner of choice for these opportunities. Our focus on the foundation of excellence in platform and software engineering enables the level of collaboration that only a few can offer.
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
Strategies and Strengths
Grid Dynamics’ objective is to become a global leader in enabling digital transformation at Fortune 1000 companies. Grid Dynamics’ strategy to achieve such objective is based on leveraging the following core strengths:
•Proprietary Processes Optimized for Innovation
Grid Dynamics recognizes the changing dynamics of the IT services space. Increasingly, corporations expect their service providers to participate in and help shape innovation programs. This leads to the development of next-level capabilities that traditional service models, used by the traditional outsourcing providers, fail to address effectively. Grid Dynamics melds technical consulting, platform and product engineering, and analytics competencies into unified, cross-functional digital teams that are designed to respond and adapt to changes in a client’s business. The effectiveness of such teams is further increased by close collaboration with a client’s technology and business leadership teams and active inquiry into a client’s business priorities on all levels.
•Culture-First Approach to Talent Development
The ever-increasing role of digital transformation leads to the emergence of a new kind of business leader who combines a vision of business transformation with a deep understanding of possibilities brought together by modern digital technology. Earning the trust of these leaders is one of the pillars of Grid Dynamics’ success. Grid Dynamics selects, trains, and promotes its leadership based on the following cultural principles:
•Global integration. Demands of modern businesses transcend cultural and language boundaries. Grid Dynamics builds teams that are transparently distributed across countries, time zones, and reporting lines.
•Partnership with client. Grid Dynamics demands accountability and ownership of a client’s success, whether or not such success is a contractual matter. Understanding the goals of Grid Dynamics’ clients and the ability to manage such goals across reporting lines are a must for any leadership role within Grid Dynamics.
•Technological innovation. Understanding digital transformation and successfully delivering strategic programs are impossible without a strong understanding of emerging technology. Deep knowledge of how new technology, such as cloud, big data, and AI, transforms the way corporations develop their businesses is a prerequisite for leadership roles in Grid Dynamics.
•Education. Grid Dynamics believes that technology changes rapidly, and Grid Dynamics' employees must adapt even more rapidly. Grid Dynamics offers many formal and informal training programs, such as Grid University, an online education platform with thousands of hours of training videos, to ensure that professionals can expand and enhance their capabilities.
•Technical Expertise and Scalable Engineering
Grid Dynamics believes in great engineering underpinning mission-critical services. From its inception, Grid Dynamics has built its engineering DNA with a focus on emerging technologies, leading with AI and generative AI, data engineering, cloud and microservices, DevOps and AIOps, modern front-end technologies, and QA automation. By making advanced technology accessible to clients through experience and know-how, industry solutions, and accelerators, Grid Dynamics strengthens its position as a strategic technology partner with existing clients and attracts new clients.
Services
In today’s engineering and IT services market, customers are increasingly looking for service providers that can be co-innovation partners rather than an implementation agency or a cost-saving measure. Grid Dynamics addresses this need by focusing on four high-value, high-impact service areas:
•Cloud Platform and Product Engineering
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
•AI/ Machine Learning and Data Platform Engineering
Our AI/Machine Learning and Data Platform Engineering practice offers specialized services that empower businesses to unlock the full potential of their structured and unstructured data. Our team of experts builds robust, scalable platforms that facilitate batch and streaming data ingestion, quality, governance, orchestration, semantic modeling, observability, and analysis at scale. By applying advanced artificial intelligence, machine learning algorithms, and analytics, we help companies derive actionable insights, predict trends, accelerate operations, and make data-driven decisions in the areas of pricing, promotions, customer experience, risk management, and supply chain that drive competitive advantage. Our approach to data engineering and advanced analytics ensures that our customers have a solid technology foundation to support their evolving data needs and democratize it across the enterprise — enabling them to leverage their data assets for maximum impact.
•Digital Engagement
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
•Supply Chain, IoT, and Advanced Manufacturing
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
•Retail
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
•Technology, Media and Telecom
Grid Dynamics has a strong presence in the digital technology sector, particularly among analytics, SaaS, and platform vendors that are driven by a constant need for innovation. Grid Dynamics’ expertise in complex open-source technology and in building massively scalable distributed systems, the company-wide culture of agile co-creation and deep understanding of digital commerce have enabled Grid Dynamics to build strong business relationships with leading players in this sector. For example, Grid Dynamics has been providing software engineering, continuous delivery and deployment automation, machine learning, internal tool development, and quality engineering services to one of the largest cloud services providers, becoming one of their key technological services partners.
•Finance
With expertise in capital markets, banking, and wealth management, Grid Dynamics crafts technology solutions to help financial institutions drive innovation, accelerate digital transformation, and maximize the value of client interactions. For example, we helped a core banking and payments provider modernize its security frameworks, enabling a shift to cloud-native architectures and DevOps. In wealth and asset management, we use AI to build platforms that provide advisors with access to financial data, improving decision-making and client engagement. These AI-driven solutions use digital assistants and analytics to synthesize client profiles, analyze investments, and deliver wealth management strategies.
•Consumer Packaged Goods and Manufacturing
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
•Healthcare and Pharma
Leading companies leverage our cloud, app modernization, data science, and digital commerce solutions to accelerate drug discovery, product development, and time-to-market, optimize marketing and sales operations, and personalize customer experiences with valuable data insights and automation.
The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	For the year ended December 31,
	2024		2023		2022
	(in thousands, except % of revenue)
Retail	$113,957	32.5%	$102,551	32.8%	$99,681	32.1%
Technology, Media and Telecom	95,048	27.1%	98,830	31.6%	98,334	31.7%
Finance	60,157	17.2%	28,842	9.2%	21,893	7.1%
CPG/Manufacturing	40,468	11.5%	42,861	13.7%	61,216	19.7%
Healthcare and Pharma	11,109	3.2%	13,653	4.4%	7,711	2.5%
Other	29,832	8.5%	26,173	8.3%	21,647	6.9%
Total	$350,571	100.0%	$312,910	100.0%	$310,482	100.0%

Delivery Model and Operating Structure
Our service delivery model involves using an efficient mix of on-site, off-site and offshore staffing. We believe that the combination of our delivery model optimized for co-innovation and the placement of our technology leaders at clients’ premises creates a key competitive advantage that enables us to better understand and meet a client’s diverse needs.
Grid Dynamics has engineering personnel located within Grid Dynamics’ engineering centers across Europe, India, and the Americas to support our “Follow-the-Sun” strategy. As of December 31, 2024, Grid Dynamics had 4,730 full-time and part-time personnel and delivered services from engineering centers located in the following countries: the United States, Mexico, Argentina, Jamaica, the United Kingdom, Switzerland, Netherlands, Poland, Serbia, Romania, Ukraine, Moldova, Armenia, and India.
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
Customers
Grid Dynamics’ client base primarily consists of Fortune 1000 corporations based in North America. With the acquisitions during recent years, we have gained customers in the U.K., North and Latin America, as well as Continental Europe and Asia.
Grid Dynamics has a high level of revenue concentration with certain clients. We generated approximately 55.7% and 56.1% of our revenues from our 10 largest clients during the years ended December 31, 2024 and 2023, respectively. During each of the years ended December 31, 2024 and 2023, we had one customer that accounted for 16.0% and 14.4% of our revenues, respectively.
Grid Dynamics typically enters into a master services agreement with its clients, which provides a framework for services that is then supplemented by statements of work, which specify the particulars of each individual engagement.
Competition
Grid Dynamics faces competition from both global IT services providers as well as those based in Central and Eastern European (“CEE”), Latin America and India. Grid Dynamics believes that the principal competitive factors in its business include technical expertise and industry knowledge, culture, reputation and track record for high-quality and on-time delivery of work, effective employee recruiting, training and retention, responsiveness to clients’ business needs and financial stability. In addition, companies may prefer to keep business in-house, rather than to outsource it.
Grid Dynamics faces competition primarily from:
•emerging small to mid-cap digital services companies, such as Globant S.A., Endava plc, and Thoughtworks Holding Inc.;
•large global consulting and outsourcing firms, such as Accenture plc, EPAM Systems, Inc., and Capgemini SE;
•India-based technology outsourcing IT services providers, such as Cognizant Technology Solutions Corporation, Infosys Technologies, and Wipro;
•in-house IT departments of Grid Dynamics’ clients and potential clients.
Given Grid Dynamics’ focus on complex digital transformation programs, technical employee base and the development and continuous improvement in new software technology, Grid Dynamics believes that it is well positioned to compete effectively.
Human Capital and Employees
People are critical to the success of Grid Dynamics. Accordingly, attracting and retaining personnel is a key factor in Grid Dynamics’ ability to grow revenues and meet its clients’ needs. As of December 31, 2024, Grid Dynamics had 4,730 personnel across 14 countries (the U.S., Mexico, Argentina, Jamaica, Armenia, India, the Netherlands, the U.K., Poland, Romania, Serbia, Switzerland, Moldova, and Ukraine).
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
Regulations
Due to the industry and geographic diversity of Grid Dynamics’ operations and services, Grid Dynamics’ operations are subject to a variety of laws and regulations in the United States and the foreign jurisdictions in which we operate. See Item 1A, “Risk Factors—Risks Related to Regulations, Legislation and Legal Proceedings.”
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
Risks Related to Our Business, Operations and Industry
•We operate in a rapidly evolving industry, which makes it difficult to evaluate future prospects and increases the risk that we will not continue to be successful and may adversely impact our stock price, financial condition and results of operations.
•Our revenues have historically been highly dependent on a limited number of clients and industries and any decrease in demand for outsourced services by these clients or in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
•We have incurred net losses in recent years; accordingly, we may incur losses, even significant, in the future and we may not be able to generate sufficient revenue to maintain profitability.
•The impact of the military action in Ukraine has affected and may continue to affect our business.
•Macroeconomic conditions, inflationary pressures, economic downturns, and market volatility could adversely affect our operating results and growth prospects.
•Our revenues are highly dependent on clients primarily located in the U.S.

•We face intense competition and damage to our reputation may adversely impact our ability to generate and retain business.
Risks Related to Our Acquisition Strategy
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
Risks Related to Our Use of Technology and Artificial Intelligence
•Failure to adapt to changing technologies, methodologies, and evolving industry standards may have a material adverse effect on our business, financial condition, and results of operations.
•Social and ethical issues relating to the use of artificial intelligence (“AI”) technologies in our offerings may result in reputational harm or liability.
•Security breaches and incidents, system failures or errors, and other disruptions to our networks and systems, could result in unauthorized access to, or the disclosure or other processing of, confidential information and expose us to liability, which would cause our business and reputation to suffer.
•Undetected software design defects, errors or failures may result in loss of business or in liabilities that could have a material adverse effect on our reputation, business and results of operations.
Risks Related to Our Personnel
•Our failure to successfully attract, hire, develop, motivate and retain highly skilled personnel in the relevant regions could have a significant adverse effect on our business, financial condition, and results of operations.
•Our business operations may be severely disrupted if we lose the services of our senior executives and key employees.
Risks Related to Our Clients and Our Client Agreements
•We do not have long-term commitments from our clients, and our clients may terminate contracts before completion or choose not to renew contracts.
•If we are unable to accurately estimate the cost of service or if we fail to maintain favorable pricing for our services, our contracts may be unprofitable.
•We face risks associated with the long selling and implementation cycle for our services that require significant resource commitments prior to realizing revenues for those services.
•Failure to obtain engagements for and effectively manage increasingly large and complex projects may have an adverse effect on our business, financial condition and results of operations.
Risks Related to Regulations, Legislation and Legal Proceedings
•We are exposed to various risks related to the global regulatory environment as well as legal proceedings, claims and the like.
•Our global business, especially in Commonwealth of Independent States (“CIS”) and Central and Eastern European (“CEE”) countries, exposes us to significant legal, economic, tax and political risks.
•Regulatory issues relating to the use of AI may adversely affect our business, financial condition, and results of operations.
•Negative publicity about offshore outsourcing or anti-outsourcing legislation and changes to immigration rules and regulations may have an adverse effect on our business.
•We are subject to governmental export controls and trade and economic sanctions that could impair our ability to compete in international markets and subject us to liability if we are found to violate these controls.
Risks Related to Our Tax Treatment

•Our effective tax rate could be adversely affected by several factors.
Risks Related to Our Financial Condition
•Failure to collect receivables from, or bill for unbilled services to, clients may have a material adverse effect on our results of operations and cash flows.
•We may need additional capital and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
•Our debt service obligations may adversely affect our financial condition and cash flows from operations.
Risks Related to Intellectual Property
•We may not be able to prevent unauthorized use of our intellectual property, and our intellectual property rights may not be adequate to protect our business, financial condition and results of operations.
•We may face intellectual property infringement claims that could be time-consuming and costly to defend and failure to defend against such claims may have a material adverse effect on our reputation, business, financial condition and results of operations.
•Our use of open source software and our failure to comply with the terms of the underlying open source software licenses could negatively affect sales and create potential liability.
Risks Related to Our Common Stock
•Our bylaws limit the forum in which stockholders may bring a suit for substantially all disputes between us and our stockholder.
•The price of our common stock may be volatile.
Risks Related to Our Business, Operations and Industry
We operate in a rapidly evolving industry, which makes it difficult to evaluate future prospects and increases the risk that we will not continue to be successful and may adversely impact our stock price, financial condition and results of operations.
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
While many Fortune 1000 enterprises, including our clients, have been willing to devote significant resources to incorporate emerging technologies and related market trends into their business models, they may not continue to spend any significant portion of their budgets on services like those provided by us. Neither our past financial performance nor the past financial performance of any other company in the technology services industry is indicative of how we will fare financially in the future. Our future profits may vary substantially from our past profits and those of other companies, making an investment in us risky and speculative. If clients’ demand for our services declines as a result of economic conditions, market factors, shifts in the technology industry, competition or otherwise, our business, financial condition and results of operations would be adversely affected.
Our stock performance is highly dependent on our ability to successfully execute and grow the business. Consequently, our stock price may be adversely impacted by our inability to execute our plan, to meet or exceed financial and other forecasts, and to achieve our stated short-term and long-term goals.
We may be unable to effectively manage our growth or achieve anticipated growth, particularly as we expand into new geographies, which could place significant strain on our management personnel, systems and resources.
Continued growth and expansion increase challenges we face in recruiting, training and retaining sufficiently skilled professionals and management personnel, maintaining effective oversight of personnel and delivery centers, developing financial and management controls, coordinating effectively across geographies and business units, and preserving our culture and values. Failure to manage growth effectively could have a material adverse effect on the quality of the execution of our engagements, and our ability to attract and retain IT professionals, as well as on our business, financial condition and results of operations.
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
These risks are heightened as we continue to expand geographically, including through acquisitions, such as our recent acquisitions of JUXT in the U.K. and Mobile Computing in Argentina. As we grow, we continue to explore other geographies for expansion. This may result in higher costs, such as increased overhead related to compliance with new regulatory frameworks, affecting our profitability levels. Furthermore, as we expand to new geographies, we may not be able to sustain the level of competitiveness, including the high quality and low cost, of our workforce that has contributed to our success. Additionally, we do not have a long history of operating our business, including recruiting, training and retaining employees, in these new geographies, and our competitiveness may decline if we are not able to effectively manage these risks.
Our revenues have historically been highly dependent on a limited number of clients and industries, and any decrease in demand for outsourced services by these clients or in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
Our revenues have historically been highly dependent on a limited number of clients. For example, we generated approximately 55.7% and 56.1% of our revenues from our 10 largest clients during the years ended December 31, 2024 and 2023, respectively. During each of the years ended December 31, 2024 and 2023, we had one customer that accounted for 16.0% and 14.4% of our revenues, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, substantially all of our revenues is concentrated in our top four industry verticals: Retail; Technology, Media and Telecom; Finance; and CPG/Manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target, and trends in these industries to outsource the type of services we provide.
Our business is also subject to seasonal trends that impact our revenues and profitability between quarters, driven by the timing of holidays in the countries in which we operate and the U.S. retail cycle, which drives the behavior of several of our retail customers.
A reduction in demand for our services and solutions caused by seasonal trends, downturns in any of our targeted industries, a slowdown or reversal of the trend to outsource IT services in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing IT services may result in a decrease in the demand for our services and could have a material adverse effect on our business, financial condition and results of operations.
We have incurred net losses in recent years; accordingly, we may incur losses, even significant, in the future and we may not be able to generate sufficient revenue to maintain profitability.
Although we had net income of $4.0 million for the year ended December 31, 2024, we incurred net losses of $1.8 million and $29.2 million for the years ended December 31, 2023 and 2022, respectively. We may incur losses, even significant, in the future for a number of reasons, including, unforeseen and high levels of operating expenses, expansion into higher-cost geographies, and increased personnel costs due to wage inflation, or otherwise.
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
Macroeconomic conditions, inflationary pressures, economic downturns, and market volatility could adversely affect our operating results and growth prospects.
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. Our operations have been, and could be, affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, tax rates, economic downturns and uncertainty, market volatility, fluctuations in consumer spending, political instability, changes in laws and global trade policies, tariffs and sanctions. Further, a federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Such economic volatility could adversely affect our clients’ business, as well as our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Because of our concentration on our clients’ capital-intensive digital transformation programs, our clients, and therefore our business, may be particularly sensitive to rising interest rates. Geopolitical destabilization could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the technology spending of our clients and potential clients.
Changes by the new U.S. administration to fiscal, political, regulatory and other policies may adversely affect our business, financial condition and results of operations.
Changes by the new U.S. administration to fiscal, political, regulatory and other policies, including new policies and other changes, may adversely affect our business, financial condition and results of operations. In particular, there is substantial regulatory uncertainty regarding international trade and trade policy. In the past, unilateral tariffs on imported products by the U.S. have triggered retaliatory actions from certain foreign governments, including China and, similar policy changes, if adopted in the future, may trigger retaliatory actions by other foreign governments, potentially resulting in a “trade war.”
While we cannot predict the future policy positions of the U.S. or other countries, the adoption of policies that amount to or create restrictions upon the import or export of our work product and services in the future could have an adverse impact on demand for our services and sales, and affect the macroeconomic climate in the U.S. and elsewhere, which could have an adverse effect on our business, financial condition and results of operations.
Current and future geopolitical instability, in particular in geographies where we have personnel, such as Ukraine, could adversely affect our business, results of operations and financial condition.
We face risks related to geopolitical events, international hostilities, epidemics, outbreaks, and other macroeconomic events that are outside of our control. Any material adverse effect from conflicts, political instability or unrest, administration or regime changes, coups or other geopolitical events may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or in projects involving certain customers in the region. For example, the significant military action against Ukraine launched by Russia and the conflicts involving Israel and others in the Middle East have affected and will further affect our business and have resulted in disruptions in the broader global economic and geopolitical environment, which may further affect our business. Further, actions implemented by governments in response to any geopolitical instability, such as sanctions, tariffs, trade embargos or otherwise, could impact our ability to deliver services, execute our operational strategy and have an adverse impact on our results of operations.
Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, coups, climate change, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease. Such events and conflicts may cause clients to delay their decisions on spending for the services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.
The impact of the military action in Ukraine has affected and may continue to affect our business.

The ongoing Russian military conflict with Ukraine has impacted our business and may continue to pose risks to our business. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the United

States, European Union, the United Kingdom, Canada and other countries against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
The IT services industry is particularly sensitive to the economic environment and tends to decline during general economic downturns. We derive the majority of our revenues from clients in the U.S. In the event of an economic downturn in the U.S. or in other parts of the world, including Europe, our existing and prospective clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and may have a material adverse effect on our business, financial condition and results of operations. In addition, if a disruption in the credit markets were to occur, it could pose a risk to our business if clients or vendors are unable to obtain financing to meet payment or delivery obligations to us or if we are unable to obtain necessary financing. Any downturn in our clients’ business or industries could result in their decision to forego, delay or otherwise reduce digital transformation programs, and thereby reduce our clients’ need for our services.
We face intense competition.
The market for technology and IT services is highly competitive and subject to rapid change and evolving industry standards, particularly around the use and development of AI solutions, and we expect competition to persist and intensify. We face competition from offshore IT services providers in outsourcing destinations with low wage costs such as India, China, CEE countries and Latin America, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Typically, clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which could reduce our revenues to the extent that our clients obtain services from competing companies. Industry clients may prefer IT services providers that have more locations or that are based in countries that are more cost competitive, stable and/or secure than some of the emerging markets in which we operate. Companies may decide to retain work internally rather than out-source it to us.
Our primary competitors include global consulting and traditional IT service providers such as Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation, Infosys Technologies, Wipro, and digital transformation providers such as EPAM Systems, Inc., Globant S.A., Endava plc, and Thoughtworks Holding, Inc. Many of our present and potential competitors have substantially greater financial, marketing and technical resources, and name recognition than we do. Therefore, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of technology and IT services. Thus, we may be unable successfully compete and retain our clients against such competitors. Increased competition as well as our inability to compete successfully may have a material adverse effect on our business, prospects, financial condition and results of operations.
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

Our brand name and reputation are potentially susceptible to damage by factors beyond our control, including actions or statements made by current or former clients and employees, competitors, vendors, adversaries in legal proceedings, government regulators and the media. There is a risk that negative information about us, even if untrue, could adversely affect our business. Any damage to our reputation could be challenging to repair, could make potential or existing clients reluctant to select us for new engagements, could adversely affect our recruitment and retention efforts, and could reduce investor confidence.
If we are not able to maintain an effective system of internal control over financial reporting, particularly as we grow and expand into new geographies, investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price. We cannot provide assurances that material weaknesses, or significant deficiencies, will not occur in the future.
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
If any material weaknesses or significant deficiencies in our internal control over financial reporting are discovered in the future, they may adversely affect our ability to record and report financial information in a timely and accurate manner and, as a result, our financial statements may contain material misstatements or omissions. Our reputation, operations, and financial condition may be adversely impacted if we are required to restate our financial statements in the future due to any misstatement or omissions contained in our financial statements.
Risks Related to Our Acquisition Strategy
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
We continuously review and consider strategic acquisitions of businesses, products or technologies. For example, in December 2022 we acquired Mutual Mobile, in April 2023 we acquired NextSphere, in September 2024 we acquired JUXT and in October 2024 we acquired Mobile Computing. We seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition.
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
We face risks associated with integrating acquired businesses that, if realized, may adversely impact our business, operating results and financial condition.
We face risks in successfully integrating an acquired business and effectively managing the combined business following the acquisition. We face additional costs and risks associated with implementing procedures and policies, such as those related to financial reporting, disclosure controls and procedures, and cyber and information security, as well as assumed litigation and other liabilities of the acquired company. Some of the additional risks associated with acquiring a business include, but are not limited to:
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
•unanticipated costs or liabilities associated with the strategic transactions and incurrence of transaction-related costs;
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
We may not realize the expected benefits from a strategic transaction. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
If any of these circumstances occur, individually or in the aggregate, they may have a material adverse impact on our business, operating results and financial condition.
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
Risks Related to Our Use of Technology and Artificial Intelligence
Failure to adapt to changing technologies, methodologies, and evolving industry standards may have a material adverse effect on our business, financial condition, and results of operations.
We operate in an industry characterized by rapidly changing technologies, and methodologies, including generative AI, and evolving industry standards related to such technologies. Our future success depends in part upon our ability to anticipate developments in our industry, enhance our existing services and to develop and introduce new services to keep pace with such changes and developments and to meet changing client needs.
Development and introduction of new services and products, including generative AI, is expected to become increasingly complex and expensive, involve a significant commitment of time and resources, and are subject to a number of risks challenges, and/or associated costs, including with respect to:
•updating services, applications, tools and software and developing new services quickly enough to meet clients’ needs;
•making software features work effectively and securely over the internet or with new or changed operating systems;
•updating software and services to keep pace with evolving industry standards, methodologies, regulatory and other developments in the industries where our clients operate; and
•maintaining a high level of quality and reliability as we implement new technologies and methodologies.
We may not be successful in anticipating or responding to relevant technological developments, in a timely manner, and even if we do so, the services, technologies or methodologies we develop or implement may not be successful in the marketplace. Clients may decide to use AI and other new tools and technologies themselves, rather than engaging us. Furthermore, services, technologies or methodologies that are developed by competitors may render our services noncompetitive or obsolete. Our failure to adapt and enhance our existing services and to develop and introduce new services to promptly address the needs of our clients may have a material adverse effect on our business, financial condition and results of operations.
Social and ethical issues relating to the use of AI in our offerings may result in reputational harm or liability.
Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, particularly where the AI outputs may not align with our or our customers’ expectations, may result in reputational harm and liability, and may cause us to incur additional research and development or other costs to resolve such issues. We are increasingly building AI into many of our offerings, including demand forecasting, and price, promotional, and supply chain optimization; we also use generative AI-based knowledge assistant and similar tools. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. The use of AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on consumers or society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI, in the use of AI within our industry, and slow adoption of AI in our services.
Security breaches and incidents, system failures or errors, and other disruptions to our networks and systems could result in unauthorized access to, or the disclosure or other processing of, confidential information and expose us to liability, which would cause our business and reputation to suffer.
We often have access to, or are required to collect, use, transmit, store, or otherwise process, sensitive or confidential client and customer data, including intellectual property, proprietary business information of the Company and our clients, and personal information of our clients, customers, employees, contractors, service providers and others. We use our data centers and networks, and certain networks and other facilities and equipment of our third-party contractors and service providers, for these purposes. Despite our implementation of security measures and protocols, which we believe to be reasonable, our information technology systems and infrastructure, or those on which we rely, may be vulnerable to attacks and disruptions by hackers or other third parties, the introduction of ransomware or other malicious code, or otherwise may be breached or subject to security incidents or compromises due to human error, denial of service incidents, phishing attacks, social engineering, insider threats, zero-day vulnerabilities, malfeasance or other disruptions. Because of increases in the number of our personnel and our contractors’ and service providers’ personnel working remotely, we face increased risks of such attacks and disruptions that may affect our systems and networks or those of our clients, contractors and service providers. Increased risks of such attacks and disruptions, including a heightened risk of potential cyberattacks by state actors and state affiliated actors, such as China, among others, also exist because of geopolitical events such as Russia’s significant military action against Ukraine. Such risks could increase as we expand our geographic footprint. Further, cyberattacks are becoming increasingly sophisticated, including as a result of the proliferation of artificial intelligence and machine learning tools.
Any resulting breach, incident or disruption could compromise the availability or integrity of our data centers, networks and other equipment and the sensitive, confidential, proprietary, and other business information stored or processed there could be accessed, disclosed, altered, misappropriated, lost, stolen, rendered unavailable, or otherwise processed without authorization. In addition, any failure or security breach or incident in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition, disclosure, or other processing of our sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if our and our contractors’ and service providers’ networks and other facilities and equipment were not compromised. Although we maintain industry standard information security controls, including supply chain security verification, anti-phishing training and testing, and vulnerability management consistent with our ISO27001 certification, no safeguard or combination of safeguards can prevent all incidents from happening.
Our contractors and service providers face similar risks with respect to their facilities and networks used by us, and they also may suffer outages, disruptions, and security incidents and breaches.
While we have not experienced any material cybersecurity incidents, we cannot guarantee that our or our third-party vendors and service providers’ systems and networks have prevented, or will in the future prevent, all exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Breaches and security incidents suffered by us and our contractors and service providers may remain undetected for an extended period. Any such breach, disruption or other circumstance leading to loss, alteration, misappropriation, or unauthorized use, access, acquisition, disclosure, destruction, or other processing of sensitive, proprietary, or confidential client or customer data, including personal information, suffered by us or our contractors or service providers, or the perception that any may have occurred, could expose us to claims, litigation, and liability, regulatory investigations and proceedings, cause us to lose clients and revenue, disrupt our operations and the services provided to clients, damage our reputation, cause a loss of confidence in our services, require us to expend significant resources to remediate harms, protect against further similar breaches or incidents and to rectify problems caused by these events, which may result in significant operational impacts and/or financial and other potential losses.
Although we maintain insurance for liabilities incurred as a result of certain security-related damages, our coverage may not be adequate for liabilities actually incurred, insurance may not continue to be available to us on economically reasonable terms, or at all, or any insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations, and reputation.
Undetected software design defects, errors or failures may result in loss of business or in liabilities that could have a material adverse effect on our reputation, business and results of operations.
Our services involve developing software solutions for our clients and we may be required to make certain representations and warranties to our clients regarding the quality and functionality of our software. Given that our software solutions have a high degree of technological complexity, they could contain design defects or errors that are difficult to detect or correct. We cannot provide assurances that, despite testing by us, errors or defects will not be found in our software solutions, and further, that any such errors will not contribute or lead to a cyber security incident. Any such errors or defects could result in litigation, or other claims for damages against us, and/or the loss of current clients, revenues, and market share, and could hinder our ability to attract new clients or achieve market acceptance, and divert resources, and thus could have a material adverse effect on our reputation, business, financial condition and results of operations.
We rely on software, hardware and SaaS technologies from third parties that may be difficult to replace or that may cause errors or defects in, or failures of, our services or solutions.
We rely on software and hardware from various third parties as well as hosted Software as a Service (“SaaS”) applications from third parties to deliver our services and solutions. If any of these software, hardware or SaaS applications become unavailable due to loss of license, extended outages, interruptions, or because they are no longer available on commercially reasonable terms, there may be delays in the provisioning of our services until equivalent technology is either developed by us, or, is identified, obtained and integrated, which could increase our expenses. Furthermore, any errors or defects in or failures of third-

party software, hardware or SaaS applications could result in errors or defects in or failures of our services and solutions, which could be costly to correct and have an adverse effect on our reputation, financial condition and results of operations.
Risks Related to Our Personnel
Our failure to successfully attract, hire, develop, motivate and retain highly skilled personnel in the relevant regions could have a significant adverse effect on our business, financial condition, and results of operations.
Our continued growth, success and operational efficiency is dependent on our ability to attract, hire, develop, motivate and retain highly skilled personnel, including IT engineers and other technical personnel, in the geographically diverse locations in which we operate and into which we are expanding. Competition for highly skilled IT professionals is intense and as a consequence, we may witness increasing challenges around employee retention, talent shortages, and attrition rates. The significant market demand for highly skilled IT personnel and competitors’ activities may induce our qualified personnel to leave and make it more difficult for us to recruit new employees with suitable knowledge, experience and professional qualifications. High attrition rates of IT personnel would increase our operating costs, including hiring and training costs, and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business. Failure to attract, hire, develop, motivate and retain personnel in the locations and with the skills necessary to serve our clients could decrease our ability to meet and develop ongoing and future business and could materially adversely affect our business, financial condition and results of operations.
Our business operations may be severely disrupted if we lose the services of our senior executives and key employees.
Our success depends substantially upon the continued services of our senior executives and other key employees. If we lose the services of one or more of such senior executives or key employees, our business operations may be disrupted, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain such personnel or attract and retain such personnel in the future, in which case our business may be severely disrupted.
Increases in compensation expenses, including stock-based compensation expenses, could lower our profitability, and dilute our existing stockholders.
Wages and other compensation costs in the countries in which we maintain significant operations and delivery centers are lower than comparable wage costs in more developed countries. However, wages in the technology industry in these countries may increase at a faster rate than in the past, which may make us less competitive unless we are able to increase the efficiency and productivity of our people. If we increase operations and hiring in more developed economies, our compensation expenses will increase because of the higher wages demanded by technology professionals in those markets. Wage inflation, whether driven by competition for talent, ordinary course pay increases or otherwise, could increase our cost of services as well as selling, general and administrative expenses and reduce our profitability if we are not able to pass those costs on to our customers or charge premium prices when justified by market demand.
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the years ended December 31, 2024, 2023, and 2022 we recorded $34.2 million, $35.5 million, and $61.0 million respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted and our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution of our common stock.
Risks Related to Our Clients and Our Client Agreements
Failing to successfully deliver contracted services or causing disruptions to clients’ businesses may have a material adverse effect on our reputation, business, financial condition and results of operations.
Our business is dependent on our ability to successfully deliver contracted services in a timely manner. Any failure of our equipment or systems, or any major disruption to basic infrastructure, such as power and telecommunications in the locations in which we operate, could impede our ability to provide contracted services to our clients. In addition, if our professionals make errors in the course of delivering services to our clients or fail to consistently meet the service requirements of a client, these errors or failures could disrupt the client’s business. Any failure to successfully deliver contracted services, or any resulting disruptions to a client’s business, including the occurrence of any failure in a client’s system or breach of security relating to the services provided by us, may expose us to substantial liabilities and have a material adverse effect on our reputation, business, financial condition and results of operations.
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
Our clients are generally not obligated for any long-term commitments to us. Although a substantial majority of our revenues are generated from repeated business, which we define as revenues from a client that also contributed to our revenues during the prior year, our engagements with our clients are typically for projects that are singular in nature. In addition, our clients can terminate many of our master services agreements and work orders with or without cause, and in most cases without any cancellation charge. Therefore, we must continually seek to obtain new engagements with existing clients and secure new clients to expand our business.
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
•mergers, acquisitions and significant corporate restructurings; and
•changes in the macroeconomic environment resulting in weak demand at our customers’ business.
Failure to perform or observe any contractual obligations could result in cancellation or nonrenewal of a contract, which could cause us to experience a higher than expected number of unassigned employees and an increase in our cost of revenues as a percentage of revenues, until we are able to reduce or reallocate our headcount. The ability of our clients to terminate agreements makes our future revenues uncertain. We may not be able to replace any client that elects to terminate or not renew its contract with us, which could materially adversely affect our revenues and our results of operations.
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
If we are unable to accurately estimate the cost of service or if we fail to maintain favorable pricing for our services, our contracts may be unprofitable.
In order for our contracts to be profitable, we must be able to accurately estimate our costs to provide the services required by the applicable contract and appropriately price our contracts. Such estimates and pricing structures used by us for our contracts are highly dependent on internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange volatility) and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Due to the inherent uncertainties that are beyond our control, we may underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In select cases, we also offer volume discounts once a client reaches certain contractual spend thresholds, which may lower the reference price for a client or result in a loss of profits if we do not accurately estimate the number of discounts to be provided. We may not be able to recognize revenues from fixed-fee contracts in the period in which our services are performed, which may cause our margins to fluctuate. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, we encounter in connection with the performance of our contracts, including those caused by factors outside our control, could make these contracts less profitable or unprofitable.
We face risks associated with the long selling and implementation cycle for our services that require significant resource commitments prior to realizing revenues for those services.
We have a long selling cycle for our services, which requires us to expend substantial time and resources to educate clients on the value of our services and our ability to meet their requirements. In certain cases, we may begin work and incur costs prior to executing a contract. Our selling cycle is subject to many risks and delays over which we have little or no control, including clients’ decisions to choose alternatives to our services (such as other IT services providers or in-house resources) and the timing of clients’ budget cycles and approval processes. Therefore, selling cycles for new clients can be especially unpredictable and we may fail to close sales with prospective clients to whom we have devoted significant time and resources. Any significant failure to generate revenue or delay in recognizing revenues after incurring costs related to sales processes could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Regulations, Legislation and Legal Proceedings
We are exposed to various risks related to the global regulatory environment as well as legal proceedings, claims and the like.
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
From time to time we are involved in legal proceedings or claims regarding a variety of legal or regulatory matters or receive governmental or third-party requests for information regarding compliance or regulatory matters. Legal proceedings, claims, and such requests for information, regardless of merit, may be time-consuming and expensive; divert management’s attention and other resources; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our business. There can be no assurance regarding the outcome of any legal proceedings, claims or the like.
Regulatory issues relating to the use of AI may adversely affect our business, financial condition, and results of operations.
As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the legal regulatory regime relating to AI, may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, including to implement policies and procedures to balance the benefits of such technologies against potential harms to consumers, the extent and nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws expressly governing AI, while other regulatory authorities have applied existing law to AI uses-cases. Other jurisdictions may decide to adopt similar or more restrictive legislation that may complicate our compliance efforts and may render the use of such technologies more challenging. These obligations may make it harder for us to conduct our business, lead to regulatory fines or penalties, require us to change our business practices or otherwise implement and maintain potentially onerous new policies or procedures, or prevent or limit our use of AI or our customers’ demand for AI solutions. If we cannot use AI or our customers’ demand for AI solutions decreases, our business may be less efficient, or we may struggle to attract or retain customers. Any of these factors could adversely affect our business, financial condition, and results of operations.
Negative publicity about offshore outsourcing or anti-outsourcing legislation may have an adverse effect on our business.
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
Restriction on immigration and the ability to obtain visas to travel may have an adverse effect on our business.
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
•bureaucratic obstacles and corruption;
•compliance with a wide variety of foreign laws and regulations, including those relating to privacy, data protection and cybersecurity;
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

Governments may also revise existing contract rules and regulations or adopt new ones at any time and for any reason, and government officials may apply contradictory or ambiguous laws and regulations in ways that could materially adversely affect our business and operations. Any of these changes could impair our ability to operate in a given country, obtain new contracts, or renew or enforce existing contracts to which we are a party. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations. We cannot guarantee that regulators, judicial authorities or third parties in these and other countries will not challenge our (including our subsidiaries’) compliance with applicable laws, decrees and regulations. In addition to the foregoing, selective or arbitrary government actions may include withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions, all of which could have a material adverse effect on our business, financial condition and results of operations.
The banking and other financial systems in certain CIS and CEE countries where we operate remain subject to periodic instability and generally do not meet the banking standards of more developed markets. Armed conflict, or the threat of armed conflict, including the significant military action against Ukraine launched by Russia, as well as sanctions targeting banks in the region in response to such military action, could contribute to banking challenges or a banking crisis in these countries. Such events, or a financial crisis or the bankruptcy or insolvency of banks through which we receive, or with which we hold, funds may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business and financial condition.
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
We have recently acquired and expanded operations in Argentina and the United Kingdom, in addition to our expanded operations in India and Mexico, among others. The laws and regulations in Mexico, India and Argentina to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. Any policies, laws and regulations which are adopted in the jurisdictions in which we operate could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.
Failure to comply with laws and regulations relating to privacy, data protection, and cybersecurity could lead to government enforcement actions, private litigation and adverse publicity.
We receive, store and process personal information from and about customers, employees and contractors. Our handling of such information is subject to a variety of laws and regulations, including regulation by various government agencies and various state, local and foreign agencies, as well as contractual obligations and certain industry standards with which we undertake to comply. The privacy, data protection, and cybersecurity regulatory landscape is evolving rapidly, creating potentially conflicting legal obligations across jurisdictions; this may result in ever-increasing regulatory and public scrutiny and potentially escalating levels of enforcement and sanctions for failures to comply with applicable requirements.
For example, the European Union’s General Data Protection Regulation (“GDPR”) has a significant impact on how businesses can collect, process, use and transfer the personal data of individuals in the European Economic Area (“EEA”), and it imposes significant penalties for non-compliance (up to the greater of €20 million or 4% of global annual turnover). We rely upon the European Union-approved standard contractual clauses (“EU SCCs”) to legitimize transfers of EEA personal data to third countries, including the United States; however, the EU SCCs have been the subject of ongoing legal challenges and may in the future be modified or invalidated as a result of such challenges. In that event we may be unsuccessful in maintaining legitimate means for the transfer and receipt of personal data from the EEA, which could adversely impact our business operations and financial condition and potentially subject us to regulatory or other enforcement proceedings. Additionally, the United Kingdom has enacted legislation that substantially implements the GDPR, including similar penalties, and has issued UK-specific standard contractual clauses. We may experience additional costs or other operational challenges (e.g., contract renegotiation) associated with our efforts to comply with these new requirements relating to cross-border data transfers from the EEA, Switzerland, or the United Kingdom to the U.S., or otherwise to comply with GDPR. We may face the risk of enforcement action or other liabilities should our efforts in this regard fail. Any such enforcement action or liability could result in substantial costs and diversion of resources, distract management and technical personnel, require changes to our handling of personal data, and negatively affect our business, operating results, financial condition or reputation.

In the U.S., California and other states have enacted so-called “comprehensive” privacy laws that impose detailed privacy and security obligations of entities handling certain personal information of state residents, including requiring covered companies to provide certain disclosures and to afford consumers certain rights - such as the right to request deletion of their personal information. California’s law came into effect on January 1, 2020, and other states’ laws, including laws in Virginia, Colorado, Utah, and Connecticut, have come into effect since. Numerous other states have enacted similar legislation that is set to become effective in 2024 through 2026. Other states have passed more data- or sector-specific types of privacy legislation. Aspects of these state laws, and their interpretations remain unclear, and their implementation or enforcement uncertain. We cannot fully predict the impact of these laws on our business or operations, but developments regarding these and other privacy and data protection laws and regulations around the world may require us to modify our data collection and processing practices and policies and to incur substantial additional costs and expenses in an effort to maintain compliance on an ongoing basis. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data.
We have been undertaking measures in an effort to comply with these and other applicable privacy and data protection laws and regulations, and such efforts may require us to incur substantial operational costs. The costs of our measures designed to comply with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, alter the way we conduct business and/or could otherwise have a material adverse impact on our results of operations. For example, we may find it necessary to establish systems to maintain data originated in certain jurisdictions within those jurisdictions, which may involve substantial expense and distraction from other aspects of our business. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us, may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.
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
We are subject to governmental export controls and trade and economic sanctions that could impair our ability to compete in international markets and subject us to liability if we are found to violate these controls.
Our operations are subject to laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control (“OFAC”) or other international economic sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Additionally, the U.S. and various governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.
Any investigation of any potential violations or violations of such laws by the U.S. or other jurisdictions could also have an adverse impact on our reputation, business, financial condition and results of operations.
We are subject to anti-bribery, anti-corruption laws and anti-money laundering laws, our failure to comply with these and similar laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United Kingdom Bribery Act 2010, as well as other anti-bribery, anti-corruption laws and anti-money laundering laws in countries where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, and other third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

In many parts of the world, local business customs and practices may not strictly conform with anti-corruption laws and regulations to which we are subject. Through our employees, agents, and other third-party intermediaries, we may have direct or indirect interactions with government officials, state-owned or affiliated entities and we may be held liable for their corrupt or other illegal activities even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, or other third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
These laws also require that we keep accurate books, records, and maintain internal controls and compliance procedures designed to prevent any such actions. Our policies and procedures are designated to comply with such laws. Any violations of the FCPA, and other laws, regulations and sanctions, and our compliance policies and procedures by our employees, agents, or other third-party intermediaries may expose us to liability, including administrative, civil or criminal penalties, or fines, which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action may also result in a materially significant diversion of management’s attention and resources, significant defense costs and other professional fees.
Our subsidiaries in CEE countries can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.
We operate in CEE countries primarily through locally organized subsidiaries. Certain provisions of local laws may allow a court to order liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization and during its operations. If a company fails to comply with certain requirements including those relating to minimum net assets, governmental authorities can seek the involuntary liquidation of such company in court, and the company’s creditors will have the right to accelerate their claims or demand early performance of the company’s obligations as well as demand compensation for any damages. If involuntary liquidation of any of our subsidiaries were to occur, such liquidation could materially adversely affect our business, financial condition and results of operations.
Risks Related to Our Tax Treatment
Our effective tax rate could be adversely affected by several factors.
We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by, or allocated to, the various jurisdictions in which we operate that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in multiple jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. In particular, there have been significant changes to the taxation systems in CEE countries in recent years as the authorities have gradually amended or adopted legislation regulating the application of major taxes such as corporate income tax, value-added tax, corporate property tax, personal income taxes and payroll taxes. The Organization for Economic Cooperation and Development (the “OECD”) has made a number of proposals, including implementing a new global minimum effective corporate tax rate of 15% for large multinational companies and rules that would result in the reallocation of certain profits to market jurisdictions where customers and users are located. A number of jurisdictions in which we operate have implemented domestic legislation to give effect to the OECD’s proposals for a global minimum effective corporate tax rate with effect for accounting periods starting on or after December 31, 2023. Furthermore, any significant changes to U.S. tax law could materially adversely affect our effective tax rate.
The determination of our provision for income taxes and other tax liabilities requires estimates, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is subject to review or examination by authorities in various jurisdictions. If a tax authority in any jurisdiction reviews our tax returns and proposes an adjustment, including a determination that the transfer prices and terms we have applied are not appropriate, such an adjustment could have an adverse effect on our business, financial condition and results of operations.
We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business. To the extent tax reforms are implemented in jurisdictions in which we operate, such changes could increase our estimated tax liability, and otherwise affect our financial position, future results of operations, cash flows or effective tax rates and increase the complexity, burden and cost of tax compliance.
There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.
Certain of our personnel are retained as independent contractors. The criteria to determine whether an individual is considered an independent contractor or an employee are typically fact intensive and vary by jurisdiction. If a government authority or court makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs, including for prior periods, for amounts related to tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping in the impacted jurisdiction, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations.
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
We have internal procedures, policies and systems, including an internal mobility program, for monitoring our tax liabilities arising in connection with business travel. However, our operations may be adversely affected by additional tax charges related to the business travel of our employees.
Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an arbitrary or unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.
A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, a tax authority could challenge our allocation of income by tax jurisdiction, and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including methodologies for valuing developed technology and amounts paid with respect to our intellectual property development.
A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than what the applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we are unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.
Risks Related to Our Financial Condition
Our business, financial condition and results of operations may be adversely affected by fluctuations in foreign currency exchange rates.
We are exposed to foreign currency exchange rate risk and are subject to volatility due to changes in foreign currency exchange rates relative to the U.S. dollar. Our functional currency is the U.S. dollar. That said, our revenues and costs are exposed to a number of currencies that include Euro, British pounds, Mexican pesos, Polish zloty, Indian rupees and Argentine pesos. With our recent acquisition of Mobile Computing, and our expectations of further operations, we are particular susceptible to fluctuations of the Argentinian peso, including Argentinian hyper-inflation. As we may not hedge our foreign currency, we are exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In 2024, approximately 43.2% of our combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations.
In some countries, we may be subject to regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. This risk could increase as we continue expanding our global operations, which may include entering emerging markets that may be more likely to impose these types of restrictions. Currency exchange volatility caused by political or economic instability or other factors, could also materially impact our results. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” in this Annual Report on Form 10-K for more information about our exposure to foreign currency exchange rates.

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
There is no guarantee that we will accurately assess the creditworthiness of our clients. If clients suffer financial difficulties, it could cause them to delay payments, request modifications to their payment arrangements, or default on their payment obligations.
In addition, some of our clients may delay payments due to changes in internal payment procedures driven by rules and regulations to which they are subject. Timely collection of client balances also depends on our ability to complete our contractual commitments, bill and collect contracted revenues. If we are unable to meet our contractual requirements, we may experience delays in collection of or inability to collect accounts receivable. If this occurs, our financial condition, results of operations and cash flows could be materially adversely affected.
We may need additional capital and failure to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
We may require additional cash resources due to changed business conditions or other future developments. If existing resources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. Additionally we hold cash deposits in countries where the banking sector remains periodically unstable, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. Such countries in addition to Ukraine include Argentina, Armenia, Moldova, Serbia and Mexico. We place our cash with financial institutions considered stable in the region and conduct ongoing evaluations of the creditworthiness of the financial institutions with which we operate. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our liquidity, business and financial condition.
Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including investors’ perception of, and demand for, securities of IT services companies, conditions in the capital markets in which we may seek to raise funds, our future results of operations and financial condition, and general economic and geopolitical conditions. Financing may not be available on terms acceptable to us, or at all, which could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
Our debt service obligations may adversely affect our financial condition and cash flows from operations.
Our credit agreement provides for a three-year secured multicurrency revolving loan facility in an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. We may increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions. The Company is also required to maintain compliance with a consolidated total leverage ratio. Our obligations under the credit agreement are required to be guaranteed by certain of our domestic subsidiaries. Such obligations, including the guaranties, are secured by substantially all of our and our subsidiary guarantors’ personal property. Our credit agreement expires in March 2025; there can be no assurance that we will be able to extend the credit agreement, or that the terms of any such extension will be favorable to us, or available at all.

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
Risks Related to Intellectual Property
We may not be able to prevent unauthorized use of our intellectual property, and our intellectual property rights may not be adequate to protect our business, financial condition and results of operations.
Our success largely depends on methodologies, practices, tools and technical expertise and other intellectual property that we use in designing, developing, implementing and maintaining our services and solutions. We rely upon a combination of nondisclosure, confidentiality, assignment of invention and other contractual arrangements as well as trade secret, patent, copyright and trademark laws to protect our intellectual property rights. Trade secret, patent, copyright and trademark laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. For example, the intellectual property legal landscape relating to AI (including generative AI) is expected to continue to evolve in many countries in which we operate. As a result, there is uncertainty concerning the scope of intellectual property protection for AI models, software and business methods, which are fields in which we rely on intellectual property laws to protect our rights.
The agreements that we enter into with our employees, independent contractors, vendors and clients in order to protect our proprietary information may not provide sufficient protection against unauthorized use, misappropriation or disclosure for trade secrets, know-how or other proprietary information. We may not be able to deter current and former employees, contractors, vendors, clients and other parties from breaching confidentiality agreements and misappropriating or disclosing our trade secrets, know-how or other proprietary information. If these agreements are breached, we may not have adequate remedies for such breach. It is possible that third parties may copy, reverse engineer, or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringing, misappropriating or violating our intellectual property rights. Further, there can be no assurance that others will not independently develop the know-how and trade secrets or develop better methods than us. Policing unauthorized use of such proprietary information is difficult and expensive. Our inability to protect our intellectual property against unauthorized copying or use could delay sales or the implementation of our work product, impair the functionality of our work product, delay introductions of new work product, result in our substituting less-advanced or more-costly technologies into our work product or harm our reputation. In addition, if we are unsuccessful in defending our intellectual property, we may be required to license additional intellectual property from third parties to develop and market new services, and we cannot assure you that we could license that intellectual property on commercially reasonable terms or at all.
In addition, our current and former employees or contractors could challenge our exclusive rights in the intellectual property they have developed in the course of their employment. In certain countries in which we operate, an employer is deemed to own the copyright in works created by its employees during the course, and within the scope, of their employment, provided certain requirements are met. While we believe that we have complied with all such requirements and have fulfilled the requirements necessary to acquire all rights in intellectual property developed by our employees, contractors and subcontractors, these requirements are often ambiguously defined and enforced.
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
In some cases, legal action may be necessary to enforce our intellectual property rights and contractual rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions.
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
Our customer contracts often require us to indemnify clients who purchase our services and solutions against potential infringement of intellectual property rights, which subjects us to the risk of indemnification claims. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims and are often not subject to liability limits or exclusion of consequential, indirect or punitive damages. If any of these claims succeed, we may be forced to pay damages on behalf of our clients, redesign or cease offering the allegedly infringing services or solutions or obtain licenses for the intellectual property such services or solutions allegedly infringe. If we cannot obtain all necessary licenses on commercially reasonable terms or at all, our clients may be forced to stop using our services or solutions and may seek refunds of amounts they have paid us for such services or solutions.
The holders of patents and other intellectual property rights potentially relevant to our service offerings may make claims that we infringe, misappropriate, or otherwise violate their intellectual property rights. There can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Any intellectual property claim, with or without merit, could be very time-consuming and expensive to settle or litigate, could cause us to incur significant expenses, pay substantial amounts in damages, ongoing royalty or license fees, or other payments, require us to cease making, licensing or using our offerings that incorporate or use the challenged intellectual property, require us to re-engineer all or a portion of our business or require that we comply with other unfavorable terms. The costs of litigation are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, financial condition and results of operations. Third parties making infringement claims may make it difficult for us to enter into royalty or license agreements which may not be available on commercially acceptable terms. Also, we may be unaware of intellectual property registrations or applications relating to our services that may give rise to potential infringement claims against us. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies.
Parties making infringement claims may be able to obtain substantial damages for the infringement and an injunction to prevent us from delivering our services or using technology involving the allegedly infringing intellectual property if, as a result of a successful infringement claim, we are required to develop non-infringing technology or cease making, licensing or using products that have infringed a third party’s intellectual property rights, all of which may be time-consuming and expensive. Protracted litigation could also result in existing or prospective clients deferring or limiting their purchase or use of our services or solutions until resolution of such litigation or could require us to indemnify our clients against infringement claims in certain instances. Any intellectual property claims or litigation, whether or not we ultimately win or lose, could damage our reputation and materially adversely affect our business, financial condition and results of operations.

Our use of open source software, and our failure to comply with the terms of the underlying open source software licenses could negatively affect sales and create potential liability.
We often incorporate software licensed by third parties under so-called “open source” licenses, which generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims, security or the quality of the code. Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our client deliverables to conditions we do not intend, the terms of many open source licenses have not been interpreted by courts in relevant jurisdictions, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on the services developed for our clients. We cannot assure you that our processes for controlling our use of open source software in our products will be effective, and any failure to do so may expose us to claims of non-compliance with the terms of the applicable license.
Some open source licenses require that we make available source code for modifications or derivative works we create based upon the open source software. For such open source licenses, we could be required to release the source code of our proprietary software or software developed for a customer to the public. While we believe we take appropriate measures to control our use of open source software, there is a a risk that a third-party claim may require us to publicly release the affected portions of source code, re-engineer all, or a portion of, the applicable software, or seek license(s) from third parties to continue using the impacted source code. Disclosing our proprietary source code could allow our or our clients’ competitors to create similar products with lower development effort, cost and time.
Additionally if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Any of these events could create liability for us and damage our reputation, or harm our competitive advantage against our peers, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
Our bylaws limit the forum in which stockholders may bring a suit for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following (subject to limited exceptions):
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
However, claims brought to enforce any liability or duty created under the Exchange Act and the Securities Act are not subject to the exclusive forum provisions set forth in our bylaws. Our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any action asserting a claim arising pursuant to the Securities Act.
These exclusive forum provisions may discourage a stockholder from seeking judicial relief and limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees.
The price of our common stock may be volatile.
The price of our common stock may fluctuate due to a variety of factors, including:
•our ability to effectively service any current and future outstanding debt obligations;
•the announcement of the introduction of new products or services, or enhancements thereto, by us or our competitors;
•developments concerning intellectual property rights;
•changes in legal, regulatory and enforcement frameworks impacting our products and services;
•variations in our and our competitors’ results of operations;

•the hiring or departure of key personnel;
•announcements by us or our competitors of acquisitions, investments or strategic alliances;
•actual or perceived cybersecurity incidents or breaches;
•actual or anticipated fluctuations in our quarterly and annual results and those of our competitors;
•the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•any delisting of our common stock from Nasdaq due to any failure to meet listing requirements;
•policy changes, geopolitical instability and military actions in countries in which we operate or in which our employees are located that impact our operations or industry;
•adverse developments from litigation;
•the general state of the securities market, including valuation adjustments and lowering multiples; and
•the military action launched by Russian forces in Ukraine, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, and the effect of these developments on our business and results of operations.
Market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
As of December 31, 2024, approximately 24.1 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors.
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
To the extent that such persons purchase or are awarded additional shares, the percentage of our outstanding common stock held by them will increase, decreasing the percentage of shares that are held by other stockholders.
If any significant stockholder sells large amounts of our common stock in the open market or in privately negotiated transactions, this could increase volatility in the price of our common stock or put significant downward pressure on the price of our common stock.
We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have not paid any cash dividends on our common stock since we became a public company. The payment of any cash dividends is dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends is within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future. Our ability to declare dividends may be limited by the terms of any financing and/or other agreements entered into by us or our subsidiaries from time to time and by requirements under the laws of our subsidiaries’ respective jurisdictions of incorporation to set aside a portion of their net income in each year to legal reserves.
Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Our certificate of incorporation, bylaws and the DGCL contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our certificate of incorporation and bylaws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our certificate of incorporation and bylaws include provisions regarding:
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
•the requirement for the affirmative vote of holders of at least a majority of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or our bylaws, which could delay changes in our board of directors and also may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt;
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
Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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
We conduct regular risk assessments to identify cybersecurity threats. We also conduct assessments as part of our regular process in the event of a material change in our business practices or established procedures that may affect information systems, which are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, attack surface state and threat modeling, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. We regularly perform internal audits of our cybersecurity procedures, review role-based data access rights, conduct system vulnerability scans and prepare incident logs, alerts and threat reviews. We have maintained our ISO 27001 certification since 2014 and are subject to annual ISO 27001 standard compliance monitoring audits and periodic customer security audits. During the year ended December 31, 2024, we completed the transition to the latest version of the standard and added two additional locations to the certification scope.
We incorporate results of these risk assessments to our policies and procedures, to maintain reasonable safeguards on an ongoing basis to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and a dedicated “Grid University” training department. Personnel at all levels and departments are made aware of our cybersecurity policies through multiple channels of communication and training.
Engage Third-Parties on Risk Management
We typically engage third party auditors in connection with our risk assessment processes. These service providers assist us with designing and implementing our cybersecurity policies and procedures, as well as with monitoring and testing our safeguards at different levels. To address and mitigate potential risks associated with our use of such third parties, we require each third-party service provider to ensure that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
Risks from Cybersecurity Threats
We have not experienced any cybersecurity events, including cybersecurity incidents, that have had or which are likely to have any material impact on our business strategy, results of operations or financial position.
For additional information regarding risks related to cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factor entitled “Failure to comply with laws and regulations relating to privacy, data protection, and cybersecurity could lead to government enforcement actions, private litigation and adverse publicity.”
Governance
Board of Directors Oversight
Our board of directors is responsible for monitoring and assessing strategic risk exposure, including cybersecurity risks, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Management’s Role Managing Risk
We devote significant resources, and designate high-level personnel, including our Chief Information Security Officer (“CISO”) and Data Protection Officer (“DPO”), who each report to our Chief Operations Officer (“COO”), to manage cyber-related risk assessment and mitigation processes. Our CISO, who has been leading the team for over a decade, has over 20 years of industry experience, is a Certified Information Systems Security Professional and lead ISO 27001 auditor, and has authored five books on information security auditing strategy, wired and wireless network security, and penetration testing
Our CISO and our management committee on cybersecurity, which includes our Chief Executive Officer (“CEO”), COO and IT Director, are primarily responsible for assessing and managing our material risks from cybersecurity threats. They are assisted by dedicated information security and IT staff, our DPO, HR Director, and legal and finance representatives. Our current management committee on cybersecurity includes dedicated full-time specialists in relevant fields ranging from code, application, system, and network security to computer forensics, data privacy and applied cryptography, physical security, social engineering and red teaming.
Our CISO and management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our formal information security program includes measures to address: risk assessment and management, policy development and implementation, prevention strategies, detection mechanisms, incident response and mitigation, remediation and recovery, reporting and communication, compliance and legal considerations, efforts at continuous improvement, and training and awareness. Through these measures, our CISO and management committee on cybersecurity are informed about and monitor the lifecycle (i.e., prevention, detection, mitigation, and remediation) of cybersecurity threats or incidents.
Reporting to Board of Directors
Our COO reports to our audit committee on a quarterly basis regarding the Company’s current cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, customer escalations and requests, cybersecurity systems testing, relevant threat landscape and activities of third parties, security controls implementation status and the implementation of any new cybersecurity tools. Our audit committee regularly reports its activities, including review of cybersecurity matters, to our board of directors. There is also an annual senior management meeting and report to our CEO and COO that follows our internal information security audit, which is overseen by the CEO.
ITEM 2. PROPERTIES
Facilities
Our principal executive office is located at 5000 Executive Pkwy Suite 520, San Ramon, CA 94583. We currently provide our services through a network of 28 facilities in 14 countries including offices located in Plano, Texas and Tampa, Florida, U.S.; as well as Guadalajara, Mexico; Buenos Aires, Argentina; Yerevan in Armenia; Hyderabad, Chennai and Bangalore in India; Krakow, Gdansk, Warsaw and Wroclaw in Poland; Belgrade and Novi Sad in Serbia; Zug in Switzerland; various cities across Ukraine; Chisinau, Moldova; Amsterdam, the Netherlands; Kingston, Jamaica; London, the United Kingdom and Bucharest and Iasi, Romania. We do not own any real property. We believe that our existing facilities are adequate to support our current operations and that we have ample opportunities to expand office space to sustain expected growth.
ITEM 3. LEGAL PROCEEDINGS
Although we are, from time to time, involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. Future litigation may be necessary, among other things, to defend us or our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the Nasdaq under the symbol “GDYN” since March 6, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of February 17, 2025, there were approximately 12 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Dividend Policy
We have not paid any cash dividends on our common stock since our merger in March 2020. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition from time to time and may be limited by the terms of any financing and/or other agreements entered into by us or our subsidiaries from time to time, including our Credit Agreement dated March 15, 2022, and by requirements under the laws of our subsidiaries’ respective jurisdictions of incorporation to set aside a portion of their net income in each year to legal reserves. The payment of any cash dividends will be within the discretion our board of directors and the board of directors will consider whether or not to institute a dividend policy. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Report.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

None.

Performance Graph
The following chart compares the changes in cumulative total return on our common stock with the changes in cumulative total returns of the S&P 500 and a Peer Group for the period from March 6, 2020 (the date our common stock began trading on the Nasdaq after our merger) through December 31, 2024. The Peer Group includes Accenture Plc (NYSE: ACN), Cognizant Technology Solutions Corp. (NASDAQ: CTSH), Endava plc (NYSE: DAVA), EPAM Systems Inc. (NYSE: EPAM), Globant S.A. (NYSE: GLOB), and Infosys Ltd. (NYSE: INFY). The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 58 MONTH CUMULATIVE TOTAL RETURN*

Among Grid Dynamics Holdings, Inc., the S&P 500 Index,
and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
3/6/20
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Grid Dynamics Holdings, Inc.
S&P 500
Peer Group

*$100 invested on 3/6/20 in stock or 2/28/20 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

Company/Index	Base Period 03/06/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Grid Dynamics Holdings, Inc.	$100.00	$107.60	$324.25	$95.82	$113.83	$189.92
S&P 500	$100.00	$129.07	$166.12	$136.04	$171.80	$214.78
Peer Group	$100.00	$154.70	$237.79	$154.37	$190.69	$198.42

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
Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) is a leading provider of technology consulting, platform and product engineering, and advanced analytics services. As a forefront provider of technology consulting, platform and product engineering services, and bespoke software development, we draw from over eight years of leadership in Enterprise artificial intelligence (“AI”), coupled with profound expertise in cloud, data, and advanced analytics. Our commitment to engineering excellence, R&D leadership, a co-innovation ethos, globally efficient “Follow-the-Sun” delivery model, and an unwavering “whatever it takes” dedication to client success empower us to solve even the most complex enterprise challenges, facilitating profitable business outcomes and future growth.
Founded in 2006, Grid Dynamics is headquartered in Silicon Valley and has a global talent pool of intellectually curious problem solvers in offices across the U.S., Mexico, Jamaica, Argentina, the U.K., Europe, and India.
Fiscal Year Highlights
The following table sets forth a summary of Grid Dynamics’ financial results for the annual periods indicated:

	Year ended December 31,
	2024		2023		2022
		% of revenue		% of revenue		% of revenue
	(in thousands, except percentages and per share data)
Revenues	$350,571	100.0%	$312,910	100.0%	$310,482	100.0%
Gross profit	127,005	36.2%	113,146	36.2%	120,590	38.8%
Loss from operations	(2,105)	(0.6)%	(5,580)	(1.8)%	(21,008)	(6.8)%
Net income/(loss)	4,041	1.2%	(1,765)	(0.6)%	(29,214)	(9.4)%
Diluted income/(loss) per share	$0.05	n/a	$(0.02)	n/a	(0.42)	n/a
Non-GAAP Financial information
Non-GAAP EBITDA(1)	52,474	15.0%	44,246	14.1%	58,213	18.7%
Non-GAAP net income(1)	37,222	10.6%	31,684	10.1%	38,150	12.3%
Non-GAAP diluted EPS(1)	0.47	n/a	0.41	n/a	0.53	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Our key metrics for the year ended December 31, 2024 are:
•We reported record revenues of $350.6 million, an increase of 12.0% from the previous year.
•Our gross profit margins remained steady at 36.2% in both 2024 and 2023.
•We reduced our loss from operations to $2.1 million, compared to $5.6 million in the previous fiscal year. This was a result of higher revenues partially offset by increased operating expenses.
•In 2024, we recorded net income of $4.0 million, a significant turnaround after four consecutive years of net losses.
•Our Non-GAAP EBITDA grew 18.6%, reaching $52.5 million during the year ended December 31, 2024.
•Our diluted GAAP EPS was $0.05 per share, compared to $(0.02) per share in the year ended December 31, 2023.
•Our diluted Non-GAAP EPS increased to $0.47 per share from $0.41 per share in the year ended December 31, 2023.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Recent Acquisitions
On October 4, 2024, we acquired Mobile Computing S.A. (“Mobile Computing”), an Argentina-based company offering a comprehensive suite of solutions spanning industries including manufacturing, CPG, and financial services. The acquisition expanded our client portfolio, adding leading companies from the manufacturing, CPG, and financial services industries, and strengthened our expertise in digital product co-creation and UI/UX services.
On September 26, 2024, we acquired JUXT Ltd. (“JUXT”), a UK-based company specializing in data-intensive information systems for banking and other financial institutions, with a particular focus on risk platforms, structured notes, equity derivatives, and financial reporting. The acquisition strengthens our go-to-market positioning in the Finance vertical and opens new opportunities for us across the European market.
Business Update Regarding Military Action in Ukraine
In February 2022, Russian forces launched a significant military action against Ukraine. The impact on Ukraine, coupled with the actions taken by other countries, including sanctions imposed by the U.S., Canada, the U.K., the European Union, and other countries, companies and organizations against officials, individuals, regions, and industries in Russia and certain regions of Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, Russia could attempt to take control of assets in Ukraine belonging to companies registered in the U.S., such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
We continue to actively monitor the security of our personnel and the stability of our infrastructure, including communications and internet availability. We executed our business continuity plan and have adapted to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure. We continue to actively work with our personnel and with our customers to meet their needs and to ensure smooth delivery of services.
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government responses continue to develop and are beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. For example, if Russia were to invade other countries, such as Moldova, it could adversely affect our business. In addition, the current geopolitical situations in Armenia and separately in Serbia create additional uncertainty in the region, and could adversely affect our business.
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
Employees by Region
Attracting and retaining the right employees in the right regions is critical to the success of Grid Dynamics’ business and is a key factor in Grid Dynamics’ ability to meet customers’ needs and grow its revenue base. Grid Dynamics’ revenue prospects and long-term success depend significantly on its ability to recruit and retain qualified IT professionals. We seek to employ the appropriate professionals globally to support our “Follow-the-Sun” strategy of client service and in locations to optimize our employee costs and expenses. A substantial majority of Grid Dynamics’ personnel is comprised of such IT professionals.

The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of December 31,
	2024	2023	2022
Americas (1)	830	567	521
Europe (2)	3,134	2,806	3,034
Rest of the world (3)	766	547	243
Total	4,730	3,920	3,798
__________________________
(1)Americas includes personnel located in North, Central and South America.
(2)Europe includes personnel located in Western, Central and Eastern Europe.
(3)Rest of the world includes personnel located in India and other countries not included in regions described above.
Attrition
There is competition for IT professionals in the regions in which Grid Dynamics operates, and such competition may adversely impact Grid Dynamics’ business and gross profit margins. Employee retention is one of Grid Dynamics’ main priorities and is a key driver of our operational efficiency. Grid Dynamics seeks to retain top talent by providing the opportunity to work on exciting, cutting-edge projects for high profile clients, a flexible work environment and training and development programs.
Hours and Utilization
As most of Grid Dynamics’ customer projects are performed and invoiced on a time and materials basis, Grid Dynamics’ management tracks and projects billable hours as an indicator of business volume and corresponding resource needs for IT professionals. To maintain its gross profit margins, Grid Dynamics must effectively utilize its IT professionals, which depends on its ability to integrate and train new personnel, to efficiently transition personnel from completed projects to new assignments, to forecast customer demand for services and to attract and deploy personnel in the right regions with appropriate skills and seniority to projects. Grid Dynamics’ management generally tracks utilization with respect to subsets of employees, by location or by project, and calculates the utilization rate for each subset by dividing (x) the aggregate number of billable hours for a period by (y) the aggregate number of total available hours for the same period. Grid Dynamics’ management analyzes and projects utilization to measure the efficiency of its workforce and to inform management’s budget and personnel recruiting decisions.
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. New customers have a direct impact on the Company’s ability to diversify sources of revenue and replace customers that may no longer require its services. At the same time, the Company continuously works towards rationalization of its portfolio of non-strategic customers. This work resulted in a decrease in the total number of customers from 275 in 2023 to 264 in 2024.
Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward decreasing those levels. During the years ended December 31, 2024 and 2023, one customer accounted for 10% or more of our revenues in each of the periods indicated, compared to two customers during the year ended December 31, 2022. We expect to continue our focus on maintaining our long-term relationships with customers while diversifying our customer base.
The following table presents revenues concentration by amount and as a percentage of our revenues for the periods indicated:

	For the years ended December 31,
	2024		2023		2022
	(in thousands, except percentages)

Top one customer	$56,261	16.0%	$44,961	14.4%	$39,084	12.6%
Top five customers	$133,486	38.1%	$115,862	37.0%	$134,955	43.5%
Top ten customers	$195,180	55.7%	$175,588	56.1%	$185,253	59.7%
Top twenty customers	$243,716	69.5%	$213,790	68.3%	$225,303	72.6%
Customers below top twenty	$106,855	30.5%	$99,120	31.7%	$85,180	27.4%
The following table shows the evolution of Grid Dynamics’ customer base where customers are grouped by revenues recognized for each annual period presented:

	For the years ended December 31,
	2024	2023	2022
>$5.0 million	14	10	13
>$2.5 - 5.0 million	14	11	8
>$1.0 - 2.5 million	22	27	27
>$0.5 - 1 million	31	32	21
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
Revenues
Determining the amount of revenue to be recognized requires from us significant estimates and judgments, including whether services specified in the agreements are single or distinct performance obligations, whether obligations are satisfied over time or at a point in time and what is the best method to measure our progress to completion.
We derive our revenues through time and materials and fixed fee contracts. Grid Dynamics recognizes revenues for services over time as hours are incurred by Grid Dynamics’ engineering personnel. For all contracts, the customer derives value from the Company providing daily consulting services, and the value derived corresponds to the labor hours expended. Therefore, the Company measures the progress and recognizes revenue using an effort-based input method.
Revenues related to fixed fee contracts are recorded as work is performed based upon actual labor hours incurred and level of effort expended throughout the duration of the contract. The accuracy of revenues recognized for these contracts during the reporting period largely depends on our ability to correctly estimate the total expected efforts required to fulfill the performance obligation. We constantly evaluate our estimates of total efforts required based on available information and experience.
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
Significant estimates used in the valuation of intangible assets may include, but are not limited to, revenue projections, expected economic life of customer relations and trade names, royalty rates, useful lives and discount rates. The fair value of any contingent consideration is determined using the Monte Carlo model which involves a simulation of future revenues and earnings during the earn-out period using projected financial results adjusted to market risk assumptions, discount rates and probability assumptions with respect to the likelihood of achieving the various earn-out criteria.
We consider our assumptions and estimates used to determine fair values to be reasonable, but any changes due to inherent uncertainty and unpredictability may result in significant differences between actual and estimated results.
Recently Adopted and Issued Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 1 in the notes to our consolidated financial statements in this Annual Report on Form 10-K.

Results of Operations
Year Ended December 31, 2024 compared to Year Ended December 31, 2023
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Year ended December 31,		Change
	2024	2023	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$350,571	$312,910	$37,661	12.0%
Cost of revenue	223,566	199,764	23,802	11.9%
Gross profit	127,005	113,146	13,859	12.2%
Engineering, research, and development	18,347	14,741	3,606	24.5%
Sales and marketing	28,622	24,151	4,471	18.5%
General and administrative	82,141	79,834	2,307	2.9%
Total operating expense	129,110	118,726	10,384	8.7%
Loss from operations	(2,105)	(5,580)	3,475	(62.3)%
Interest and other income, net	13,160	10,418	2,742	26.3%
Income before income taxes	11,055	4,838	6,217	128.5%
Provision for income taxes	7,014	6,603	411	6.2%
Net income/(loss)	$4,041	$(1,765)	$5,806	n.m.
Revenues
During the year ended December 31, 2024, we generated record revenues of $350.6 million, an increase of 12.0% from the previous year. The growth was driven by a combination of customer expansion across industry verticals and revenues from new acquisitions.
Revenues by Vertical. We assign our customers into one of the main vertical markets or a group of various industries where we have or are increasing our presence, labeled as “verticals.” In the first quarter of 2024, we disaggregated Healthcare and Pharma as a separate vertical due to their growing importance to the Company. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year ended December 31,
	2024		2023		2022
		% of revenue		% of revenue		% of revenue
	(in thousands, except percentages)
Retail	$113,957	32.5%	$102,551	32.8%	$99,681	32.1%
Technology, Media and Telecom	95,048	27.1%	98,830	31.6%	98,334	31.7%
Finance	60,157	17.2%	28,842	9.2%	21,893	7.1%
CPG/Manufacturing	40,468	11.5%	42,861	13.7%	61,216	19.7%
Healthcare and Pharma	11,109	3.2%	13,653	4.4%	7,711	2.5%
Other	29,832	8.5%	26,173	8.3%	21,647	6.9%
Total	$350,571	100.0%	$312,910	100.0%	$310,482	100.0%
Retail remained our largest vertical, contributing 32.5% of total revenues during the year ended December 31, 2024. Revenues in this vertical grew by 11.1% over 2023. Growth in the year came from a range of customers operating in the home improvement space, specialty retail, and department stores.
Technology, Media and Telecom (“TMT”), our second largest vertical, experienced a decline of 3.8% over 2023. The year-over-year decline was caused by a more cautious approach to spending and customer-specific factors affecting some of our smaller clients largely offset by growth at some of our largest technology customers, resulting in the TMT vertical accounting for 27.1% of total revenues during the year.
During the year ended December 31, 2024, revenues in the Finance vertical doubled, reaching $60.2 million, compared to $28.8 million in the prior year, making it the largest contributor to the overall revenue growth for the period. The strong performance of our Finance vertical was driven by a combination of increased demand from fintech and insurance customers, as well as our recent acquisitions.
Revenues in the CPG and Manufacturing vertical declined by $2.4 million from $42.9 million during the year ended December 31, 2023 to $40.5 million in 2024. These results were largely affected by a more cautionary outlook towards spending and customer-specific factors at some of our customers throughout the first half of the year. At the same time, during the fourth quarter of 2024, we managed to expand the vertical through both increased volume of services provided to existing customers, and new customers added organically and through acquisitions. As a result, the CPG and Manufacturing vertical represented 11.5% of total revenues during 2024, compared to 13.7% in 2023.
Revenues in the Healthcare and Pharma vertical were $11.1 million, or 3.2% of total revenues, during the year ended December 31, 2024, down compared to $13.7 million, or 4.4%, in the prior year.
Lastly, our Other vertical continued to grow with revenues up 14.0% year-over-year. This growth was driven by increased demand from both existing and new customers. The Other vertical contributed approximately 8.0% of total revenues for each of the years ended December 31, 2024 and 2023.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expense related to client-serving activities.
During the year ended December 31, 2024, our cost of revenues were $223.6 million, an increase of $23.8 million, or 11.9%, from $199.8 million in 2023. The main driver of this increase was higher headcount to support our revenue growth.
Our gross profit increased $13.9 million to $127.0 million in the year ended December 31, 2024 from $113.1 million during the year ended December 31, 2023. Expressed as a percentage of revenues, our gross margin remained flat during the years ended December 31, 2024 and 2023, reaching 36.2% in both periods.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
Our engineering, research, and development expenses increased significantly by 24.5% during the year ended December 31, 2024 and reached $18.3 million, compared to $14.7 million last year. Growth of our engineering, research, and development expenses primarily reflects our continued investments in customer delivery operations and internally developed software to support our growth.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling of our services. These expenses comprise of personnel costs, including performance bonuses and stock-based compensation, marketing events, travel expenses, as well as depreciation and amortization related to such activities.
Our sales and marketing expenses were $28.6 million in the year ended December 31, 2024, an increase of $4.5 million, or 18.5%, from $24.2 million in 2023. Expressed as a percentage of revenues, our sales and marketing expenses were 8.2% and 7.7% during 2024 and 2023, respectively. The increases in our sales and marketing expenses were largely driven by investments in our sales organization including investments in sales personnel and new sales initiatives.
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
General and administrative expenses were $82.1 million in the year ended December 31, 2024, an increase of $2.3 million, or 2.9%, from $79.8 million in the previous year. Growth in general and administrative expenses was mainly caused by increased levels of investments in physical assets and facilities and related depreciation expenses, as well as increased acquisition-related costs and provisions for bad debts, partially offset by lower stock-based compensation costs. Expressed as a percentage of revenues, our general and administrative expenses decreased 2.1 percentage points to 23.4% during 2024, compared to 25.5% in 2023.
Interest and Other Income, Net
Interest and other income, net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, foreign exchange gains and losses as well as changes in the fair value of contingent considerations and marketable equity securities.
During the year ended December 31, 2024, interest and other income, net increased to $13.2 million from $10.4 million in the prior year. The increase was primarily driven by income generated by our money market funds and an increase in the fair value of our investment in marketable equity securities. Interest and other income, net in 2023 benefited mainly due to the write-off of our contingent consideration liability related to Mutual Mobile and NextSphere acquisitions in the amount of $4.2 million.
Provision for Income Taxes
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
Provision for income taxes was $7.0 million in the year ended December 31, 2024 compared to $6.6 million in the year ended December 31, 2023. The effective tax rate decreased between periods from 136.5% in 2023 to 63.4% in 2024. The difference in the tax provision was mainly attributable to an increase in pre-tax book income.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 includes a discussion and analysis of our financial condition and results of operations between the years ended December 31, 2023 and 2022 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is hereby incorporated herein by reference.
Non-GAAP Measures
To supplement our consolidated financial data presented on a basis consistent with U.S. GAAP, this Annual Report contains certain non-GAAP financial measures, including Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted earnings per share, or Non-GAAP diluted EPS. We have included these non-GAAP financial measures because they are financial measures used by our management to evaluate the Company’s core operating performance and trends, to make strategic decisions regarding the allocation of capital and new investments and are among the factors analyzed in making performance-based compensation decisions for key personnel. These measures exclude certain expenses that are required under U.S. GAAP. We exclude these items because they are not part of core operations or, in the case of stock-based compensation, non-cash expenses that are determined based in part on our underlying performance.
We believe these supplemental performance measurements are useful in evaluating operating performance, as they are similar to measures reported by our public industry peers and those regularly used by security analysts, investors and other interested parties in analyzing operating performance and prospects. These non-GAAP financial measures are not intended to be a substitute for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled, used by other companies and therefore should not be used to compare our performance to that of other companies. We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non-GAAP measures to the related GAAP financial measures. We encourage investors and others to review the financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP measures in conjunction with GAAP financial measures.
We define and calculate non-GAAP financial measures as follows:
•Non-GAAP EBITDA: Net income/(loss) before interest income/(expense), provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of long-lived assets, restructuring costs, one-time charges, and non-operating income/(expenses), net (which includes mainly foreign currency transaction gains and losses, fair value adjustments and other miscellaneous expenses).
•Non-GAAP net income: Net income/(loss) adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of long-lived assets, restructuring costs, one-time charges, and non-operating income/(expenses), net (which includes mainly foreign currency transaction gains and losses, fair value adjustments and other miscellaneous expenses), and the tax impacts of these adjustments.
•Non-GAAP diluted EPS: Non-GAAP net income, divided by the diluted weighted-average number of diluted shares outstanding for the period.
The following table presents the reconciliation of Non-GAAP EBITDA to consolidated net income/(loss), the most directly comparable GAAP measure, for the annual periods indicated:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
GAAP net income/(loss)	$4,041	$(1,765)	$(29,214)
Adjusted for:
Depreciation and amortization	14,228	8,926	6,626
Provision for income taxes	7,014	6,603	8,761
Stock-based compensation	34,167	35,516	60,968
Geographic reorganization(1)	1,627	1,858	11,023
Transaction and transformation-related costs(2)	3,144	2,038	604
Restructuring(3)	1,413	1,488	—
Interest and other income, net(4)	(13,160)	(10,418)	(555)
Non-GAAP EBITDA	$52,474	$44,246	$58,213
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
(2)Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenues, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprised of severance charges and respective taxes and are included in General and administrative expenses in the Company’s consolidated statement of net income/(loss) and comprehensive income/(loss). We did not incur any restructuring expenses during the year ended December 31, 2022.
(4)Interest and other income, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, interest on cash held at banks and returns on investments in money-market funds, and other miscellaneous non-operating expenses.

The following table presents a reconciliation of Non-GAAP diluted EPS and Non-GAAP net income to consolidated net income/(loss) for the annual periods indicated:

	Year ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
GAAP net income/(loss)	$4,041	$(1,765)	$(29,214)
Adjusted for:
Stock-based compensation	34,167	35,516	60,968
Geographic reorganization(1)	1,627	1,858	11,023
Transaction and transformation-related costs(2)	3,144	2,038	604
Restructuring(3)	1,413	1,488	—
Other (income)/expense, net(4)	(2,597)	(1,113)	1,591
Tax impact of non-GAAP adjustments(5)	(4,573)	(6,338)	(6,822)
Non-GAAP net income	$37,222	$31,684	$38,150
Number of shares used in GAAP diluted EPS	79,974	75,193	69,197
GAAP diluted EPS	$0.05	$(0.02)	$(0.42)
Number of shares used in non-GAAP diluted EPS	79,974	77,651	72,223
Non-GAAP diluted EPS	$0.47	$0.41	$0.53
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
(2)Transaction and transformation-related costs include, when applicable, external deal costs, transaction-related professional fees, transaction-related retention bonuses, which are allocated proportionally across cost of revenues, engineering, research and development, sales and marketing and general and administrative expenses as well as other transaction-related costs including integration expenses consisting of outside professional and consulting services.
(3)We implemented a restructuring plan during the first quarter of 2023. Our restructuring costs comprised of severance charges and respective taxes and are included in general and administrative expenses in the Company’s consolidated statement of loss and comprehensive income/(loss). We did not incur any restructuring expenses during the year ended December 31, 2022.
(4)Other (income)/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating income and expense. During the year ended December 31, 2024, the Company started to include interest (income)/expense, net in its calculation of non-GAAP net income. As a result, the Company has adjusted previously reported Other (income)/expense, net adjustment to include interest income, net of $9.3 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.
(5)Reflects the estimated tax impact of the non-GAAP adjustments presented in the table.
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements for business operations, including working capital needs, capital expenditures, contractual obligations and other commitments with cash flows from operations and other sources of funding. Our current liquidity needs relate mainly to compensation and benefits of our employees and contractors and capital investments to support our growth and geographical expansion. Our ability to expand and grow our business will depend on many factors including capital expenditure needs and financing sources and our operating cash flows. We may need more cash resources due to changing business conditions or other developments, including investments or acquisitions.
Our principal source of liquidity continues to be cash generated from our operations. From time to time, we seek additional financing by means of follow-on public offerings of our common stock. The latest offering closed on November 14, 2024 and resulted in $107.6 million of net proceeds, after deducting underwriting discounts and commissions. Additionally, on March 15, 2022, we entered into an agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as an administrative agent for the lenders. The revolving credit facility provides us with $30.0 million of available borrowing capacity, of which zero was outstanding as of December 31, 2024. We are seeking to extend the term of this facility, which currently expires on March 15, 2025.
See consolidated statement of changes in stockholders’ equity and Note 7 “Debt” in the notes to our consolidated financial statements in this Annual Report on Form 10-K regarding our follow-on offering and debt details.
As of December 31, 2024, Grid Dynamics had cash and cash equivalents amounting to $334.7 million compared to $257.2 million at December 31, 2023. Of these amounts, $38.6 million and $21.2 million, respectively, were held in countries outside the U.S, and included among others the U.K., Switzerland, the Netherlands, India, Poland, Argentina, Mexico, Armenia, Moldova, Serbia and other countries. We did not have any debt outstanding under the revolving credit facility at any balance sheet date presented. We believe that our cash and cash equivalents balance, cash generated from operating activities and proceeds from our recent public offering will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 8 “Leases” and Note 14 “Commitments and contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the annual periods indicated:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$30,198	$41,093	$31,652
Net cash used in investing activities	(51,301)	(25,950)	(16,323)
Net cash provided by/(used in) financing activities	101,162	(16,321)	97,758
Effect of exchange rate changes on cash and cash equivalents	(2,131)	1,676	(722)
Net increase in cash, cash equivalents and restricted cash	77,928	498	112,365
Cash, cash equivalents and restricted cash (beginning)	257,227	256,729	144,364
Cash, cash equivalents and restricted cash (ending)	$335,155	$257,227	$256,729

Operating Activities. Net cash provided by operating activities during the year ended December 31, 2024 decreased by $10.9 million to $30.2 million from $41.1 million in the prior year, driven by changes in working capital, including the timing of compensation payments to our employees and collections from customers.
Investing Activities. Net cash used in investing activities during the year ended December 31, 2024 almost doubled compared to 2023 and reached $51.3 million. The main driver for the increase in cash spending were closing payments, net of cash acquired, for the JUXT and Mobile Computing acquisitions.
Financing Activities. Net cash provided by financing activities of $101.2 million in the year ended December 31, 2024 was generated by the equity offering in the fourth quarter of 2024, slightly offset by tax withholding obligations due to the issuance of shares in connection with vested stock awards. Cash used in financing activities during the year ended December 31, 2023 was $16.3 million and reflected the tax withholding obligations due to the issuance of shares in connection with vested awards.
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 includes a discussion and analysis of our cash flows between the years ended December 31, 2023 and 2022 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Off-Balance Sheet Arrangements and Commitments
We do not have any material off-balance sheet commitments or contractual arrangements other than those disclosed in Note 8 “Leases” and Note 14 “Commitments and contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K.

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
Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. Grid Dynamics’ material functional currencies apart from the U.S. dollar includes Euro, British pounds, Mexican pesos, Polish zlotys and Indian rupees. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated creating natural hedges. In future periods, Grid Dynamics may also become materially exposed to changes in the value of Serbian dinars and Moldovan leu against the U.S. dollar, due to the recent acquisitions and continuous expansion of operations.
For the year ended December 31, 2024, approximately 43.2% of Grid Dynamics’ $352.7 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 37.9% of Grid Dynamics’ $318.5 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the year ended December 31, 2023.
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
In the year ended December 31, 2024:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $5.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $6.7 million decrease in income from operations.
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
We analyze sensitivity to the zloty and pesos separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the year ended December 31, 2024.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRID DYNAMICS HOLDINGS, INC

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Grid Dynamics Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Grid Dynamics Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income/(loss) and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of customer relationships intangible asset acquired with the JUXT acquisition
As described further in Note 2 to the consolidated financial statements, on September 26, 2024, the Company acquired 100% of a group of UK-based companies, including Headrunner Limited and Congreve Computing Ltd., with their wholly owned subsidiary JUXT Ltd. (collectively referred to as “JUXT”) for approximately $47 million in total consideration. Identifiable intangible assets acquired included customer relationships, which were determined to have a fair value of approximately $18 million. We identified the estimation of fair value of the acquired customer relationships intangible asset as a critical audit matter.
The principal considerations for our determination that the estimation of fair value of the acquired customer relationships intangible asset is a critical audit matter were the high degree of auditor judgment and an increased extent of effort, which included utilizing specialists, to test the significant judgments and key assumptions made in estimating the fair value of the customer relationships. These included prospective revenue forecasts and the associated discount rate.
Our audit procedures related to the estimation of fair value of the acquired customer relationships intangible asset included the following, among others.

•With the assistance of valuation professionals, we evaluated the reasonableness of the discount rate and the appropriateness of the methodologies used by the Company.
•We evaluated the reasonableness of the significant assumptions utilized in the prospective revenue forecasts by comparing to the historical results of the JUXT business and to industry data.
•We tested the operating effectiveness of controls relating to the identification of the acquired customer relationships, including the determination of the fair value.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
San Francisco, California
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Grid Dynamics Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Grid Dynamics Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting (“Management’s Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of JUXT Ltd. (“JUXT”) and Mobile Computing S.A. (“Mobile Computing”), wholly owned subsidiaries, whose financial statements reflect total assets and revenues constituting in aggregate 3.2 and 3.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, JUXT and Mobile Computing were acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of JUXT and Mobile Computing.
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

/s/ GRANT THORNTON LLP
San Francisco, California
February 27, 2025

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$334,655	$257,227
Trade receivable, net of allowance of $2,747, and $1,363 as of December 31, 2024 and December 31, 2023, respectively	69,371	53,559
Prepaid expenses and other current assets	19,278	13,194
Total current assets	423,304	323,980
Property and equipment, net	14,018	11,358
Operating lease right-of-use assets, net	12,108	10,446
Intangible assets, net	47,918	26,546
Goodwill	83,407	53,868
Deferred tax assets	8,774	6,418
Other noncurrent assets	2,663	2,549
Total assets	$592,192	$435,165

Liabilities and equity
Current liabilities
Accounts payable	$4,069	$3,621
Accrued compensation and benefits	21,677	19,263
Operating lease liabilities, current	5,420	4,235
Accrued expenses and other current liabilities	24,378	15,104
Total current liabilities	55,544	42,223
Deferred tax liabilities	8,914	3,274
Operating lease liabilities, noncurrent	7,205	6,761
Contingent consideration payable, noncurrent	2,700	—
Total liabilities	74,363	52,258

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 83,608,819 and 75,887,475 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	532,578	397,511
Accumulated deficit	(11,845)	(15,886)
Accumulated other comprehensive income/(loss)	(2,912)	1,274
Total stockholders’ equity	517,829	382,907
Total liabilities and stockholders’ equity	$592,192	$435,165
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	For the years ended December 31,
	2024	2023	2022
Revenues	$350,571	$312,910	$310,482
Cost of revenues	223,566	199,764	189,892
Gross profit	127,005	113,146	120,590

Operating expenses
Engineering, research, and development	18,347	14,741	15,772
Sales and marketing	28,622	24,151	19,808
General and administrative	82,141	79,834	106,018
Total operating expenses	129,110	118,726	141,598

Loss from operations	(2,105)	(5,580)	(21,008)
Interest and other income, net	13,160	10,418	555
Income/(loss) before income tax	11,055	4,838	(20,453)
Provision for income taxes	7,014	6,603	8,761
Net income/(loss)	$4,041	$(1,765)	$(29,214)

Foreign currency translation adjustments	(4,186)	2,122	(722)
Comprehensive income/(loss)	$(145)	$357	$(29,936)

Net income/(loss) per share
Basic	$0.05	$(0.02)	$(0.42)
Diluted	$0.05	$(0.02)	$(0.42)

Weighted average shares outstanding
Basic	77,465	75,193	69,197
Diluted	79,974	75,193	69,197
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	66,851	$7	$212,077	$15,093	$(126)	$227,051
Net loss	—	—	—	(29,214)	—	(29,214)
Stock-based compensation	—	—	60,968	—	—	60,968
Exercise of stock options	341	—	1,432	—	—	1,432
Issuance of common stock in 2022 Offering, net of transaction costs of $253	6,571	—	109,284	—	—	109,284
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	393	—	(5,755)	—	—	(5,755)
Foreign currency translation adjustment	—	—	—	—	(722)	(722)
Balance at December 31, 2022	74,156	$7	$378,006	$(14,121)	$(848)	$363,044
Net loss	—	—	—	(1,765)	—	(1,765)
Stock-based compensation	—	—	35,516	—	—	35,516
Exercise of stock options	182	—	821	—	—	821
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	1,549	1	(16,832)	—	—	(16,831)
Foreign currency translation adjustment	—	—	—	—	2,122	2,122
Balance at December 31, 2023	75,887	$8	$397,511	$(15,886)	$1,274	$382,907
Net income	—	—	—	4,041	—	4,041
Stock-based compensation	—	—	34,167	—	—	34,167
Exercise of stock options	344	—	1,992	—	—	1,992
Issuance of common stock in 2024 Offering, net of transaction costs of $472	6,612	—	107,605	—	—	107,605
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	766	—	(8,697)	—	—	(8,697)
Foreign currency translation adjustment	—	—	—	—	(4,186)	(4,186)
Balance at December 31, 2024	83,609	$8	$532,578	$(11,845)	$(2,912)	$517,829

The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income/(loss)	$4,041	$(1,765)	$(29,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,228	8,926	6,626
Operating lease right-of-use assets amortization expense	4,509	3,192	3,021
Bad debt expense	2,301	945	132
Stock-based compensation	34,167	35,516	60,968
Deferred income taxes	(4,033)	(4,140)	(3,633)
Other (income)/expenses, net	(3,071)	(3,896)	71
Changes in assets and liabilities:
Trade receivable	(9,485)	2,084	(9,854)
Prepaid expenses and other assets	(8,319)	(511)	(3,371)
Accounts payable	(1,503)	(538)	1,729
Accrued compensation and benefits	(274)	5,260	1,694
Operating lease liabilities	(4,542)	(3,135)	(2,574)
Income taxes, net	415	(1,836)	5,075
Accrued expenses and other current liabilities	1,764	991	982
Net cash provided by operating activities	30,198	41,093	31,652
Cash flows from investing activities
Purchase of property and equipment	(11,766)	(7,870)	(6,069)
Proceeds from sale of equity securities	3,581	—	—
Purchase of equity securities	—	(250)	(1,000)
Acquisition of business, net of cash acquired	(43,072)	(17,830)	(9,254)
Other investing activities, net	(44)	—	—
Net cash used in investing activities	(51,301)	(25,950)	(16,323)
Cash flows from financing activities
Proceeds from common stock offering	108,077	—	109,537
Proceeds from exercises of stock options	2,254	510	1,432
Payments of tax obligations resulted from net share settlement of vested stock awards	(8,697)	(16,831)	(5,755)
Equity issuance costs	(472)	—	(253)
Payment of contingent consideration related to previously acquired businesses	—	—	(6,933)
Proceeds from debt	—	—	5,000
Repayment of debt	—	—	(5,000)
Debt issuance cost	—	—	(270)
Net cash provided by/(used in) financing activities	101,162	(16,321)	97,758
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,131)	1,676	(722)
Net increase in cash, cash equivalents, and restricted cash	77,928	498	112,365
Cash, cash equivalents and restricted cash, beginning of period	257,227	256,729	144,364
Cash, cash equivalents and restricted cash, end of period	$335,155	$257,227	$256,729

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	For the years ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,967	$12,365	$7,474
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$10,180	$932	$3,288
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	For the years ended December 31,
	2024	2023	2022
Balance sheet classification
Cash and cash equivalents	$334,655	$257,227	$256,729
Restricted cash in Prepaid and other current assets	500	—	—
Total cash, cash equivalents and restricted cash	$335,155	$257,227	$256,729

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
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in this subcontractor (“Affiliate”) as of December 31, 2024. During the year ended December 31, 2022, the Company had similar subcontractors that ceased its operations at the beginning of 2022. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the year ended December 31, 2024.
Use of estimates
The preparation of the consolidated financial statements in accordance with the U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis including allowance for credit losses, determination of fair value, useful lives and recoverability of intangible assets and goodwill, valuation of stock-based compensation and contingent consideration payable, determination of provision for income taxes, deferred tax assets and liabilities and uncertain tax positions. The Company builds its estimates on historical data and assumptions as well as forward-looking expectations that the Company believes to be reasonable under current conditions and circumstances. Actual results could differ from these estimates and such differences could be material.
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

Investments in equity securities
The Company holds investments in public and privately-held entities. As the Company does not have either controlling interest or significant influence over these entities, investments are accounted using two different methods depending on the type of equity investments:
•Equity investments in public entities are measured and carried at fair value with any changes recognized in Other income/(expense), net in the consolidated statements of income/(loss) and comprehensive income/(loss).
•Equity investments that do not have readily determinable fair value are accounted for under the fair value measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. All gains and losses on non-marketable securities, whether realized or unrealized, are recognized in Other income/(expense), net in the consolidated statements of income/(loss) and comprehensive income/(loss).
The Company classifies its investments in equity securities in Other noncurrent assets in the Company’s consolidated balance sheets.
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
Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. Movement of allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 is presented in the following table:

	Balance at Beginning of Year	Provision/Adjustment	Write-offs	Net Foreign Currency Exchange Rate Changes	Balance at End of Year
Year ended December 31, 2024	$1,363	$2,301	$(882)	$(35)	$2,747
Year ended December 31, 2023	$443	$945	$(47)	$22	$1,363
Year ended December 31, 2022	$315	$132	$—	$(4)	$443
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
Internally developed software is amortized on a straight-line basis over the useful life of the respective asset, generally two years. Amortization of internally developed software is recorded within Engineering, research, and development and Sales and marketing expenses in the consolidated statements of income/(loss) and comprehensive income/(loss) as the software is developed for purposes of supporting internal R&D, engineering, and marketing activities. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There was no impairment of internally developed software in the years ended December 31, 2024, 2023 and 2022.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Goodwill is not amortized but is to be tested for impairment at least annually, or more frequently if indicators of potential impairment arise. Impairment evaluation is performed at reporting unit level. Based on the internal reporting structure, the Company had one reporting unit as of December 31, 2024 and 2023.
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
For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow method of the income approach and market approach to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. There was no impairment of goodwill in the years ended December 31, 2024, 2023 and 2022.
Intangible assets other than goodwill
Finite-lived intangible assets include assets acquired as a result of a business acquisition and are initially measured at estimated fair values as of the acquisition date. Depending on class of intangible asset the Company may utilize various methods to determine its estimated fair value, including “multi-period excess earnings”, “relief-from-royalty”, or “with and without” methods. After the initial recognition, finite-lived intangible assets are amortized over the asset’s useful lives. Amortization is computed either on the straight-line basis or declining balance method ranging between two and 12 years.
The Company evaluates the estimated useful lives and potential impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. There was no impairment of intangible assets in the years ended December 31, 2024, 2023 and 2022.
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
Government assistance and incentives
The Company is eligible to a range of government incentives, including cash grants and refundable tax credits across various jurisdictions in which it operates. These incentives are generally contingent on meeting specific regulatory requirements, including among others achieving specified employment rates, conducting certain qualified investment, research and development and promotional activities. As U.S. GAAP does not provide authoritative guidance on accounting for government assistance, the Company applies an accounting policy by analogy to International Accounting Standard 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company recognizes benefits from government assistance in Other income/(expense), net or as a reduction to the related Operating expenses in the consolidated statements of income/(loss) and comprehensive income/(loss) when there is reasonable assurance that the terms of the assistance will be met. Funds received before the Company meets the terms of the government assistance are reported as a deferred income classified in the consolidated balance sheets under Accrued expenses and other current liabilities or Other non-current liabilities depending on grant’s maturity. During each of the years ended December 31, 2024 and 2023, the Company recognized $1.3 million related to government assistance, which are included in Cost of revenues and

Operating expenses in the consolidated statements of income/(loss) and comprehensive income/(loss). There was no material government assistance received during the year ended December 31, 2022.
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
Advertising and promotional expenses
Advertising and promotional costs are expensed in the period in which they are incurred and are included in Sales and marketing expenses. For the years ended December 31, 2024, 2023 and 2022, advertising and promotional expenses totaled $0.9 million, $1.0 million and $0.9 million, respectively.
Stock-based compensation
The Company recognizes the cost of its stock-based awards based on the fair value of these awards at the date of grant. The fair value of service-based and performance based awards without market conditions at the date of grant is based on the closing price of the Company’s shares on Nasdaq. For performance awards with market conditions the grant date fair value is measured using the Monte-Carlo model. Grant-date fair value of stock options is estimated using the Black-Scholes-Merton option pricing model. The model requires management to make a number of key assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value its share-based awards on each grant date. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), the Company uses the straight-line attribution method under ASC Topic 718 under which it recognizes compensation cost on a straight-line basis over the total requisite service period for the entire award (i.e., over the requisite service period of the last separately-vesting tranche of the award). For awards with performance conditions the compensation cost recognized is based on the actual or expected achievement of the performance condition based on the graded attribution method. Additionally, the Company applies the “floor” concept so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. That is, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date, the company will increase its recognized expense to at least equal the fair value of the vested amount. The requisite service period, which is the vesting period, of service-based and performance-based awards is typically four years and three years, respectively. However, performance-based awards granted during the years ended December 31, 2023 and 2022 had a requisite service period of one year. The Company made an accounting policy election to account for forfeitures when they occur.
Benefit plans
The Company maintains a 401(k) defined contribution savings and retirement plan for substantially all of its U.S. employees. Subject to ERISA regulations, an employee may elect to contribute an amount up to 90% of compensation during each plan year not to exceed the annual maximum defined by the IRS. The Company is not required to make contributions to the plan but can make discretionary contributions. The Company has not made any contributions to the 401(k) plan for the years ended December 31, 2024, 2023, and 2022.
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
Prior period reclassifications
Certain amounts on the consolidated balance sheet and consolidated statement of cash flows in prior periods have been reclassified to conform with the current period presentation.
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
As of December 31, 2024 and 2023, the Company’s cash held outside the U.S. was $38.6 million and $21.2 million, respectively. This included, among others, Switzerland, the U.K., Netherlands, India, Poland, Argentina, Mexico, Armenia, Moldova, Serbia and other countries. The banking sector of Ukraine, Armenia, Moldova, Serbia, Mexico and Argentina remains periodically unstable, as their banking and other financial systems generally do not meet the financial standards of more developed European and American markets, and bank deposits made by corporate entities are not insured. In addition, the Ukrainian financial system was and continues to be significantly impacted by military action launched by Russia against the country. As of December 31, 2024 and 2023, cash balances held in Ukraine equaled $0.1 million and $4.3 million, respectively. The Company tends to hold cash in Ukraine and other countries with less developed and regulated banking systems where it has operations at levels necessary to cover operating needs of local entities.
Customers

The Company derives its revenues from customers operating in multiple industries located around the world. This fact accompanied by ongoing evaluation of customer financial positions allows the Company to disaggregate and limit its exposure to credit risk. Historically, the Company has not experienced significant credit losses and write-offs of accounts receivable, however, if any of its customers encounter financial difficulties or become insolvent, the Company’s credit losses could increase which would negatively affect its results of operations.
The following table shows the number of customers exceeding 10% of the Company’s billed and unbilled receivable balances at December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Billed receivables	1	1
Unbilled receivables	1	2
The following table shows the percentage of revenue derived from each customer exceeding 10% of the Company’s revenues during the years ended December 31, 2024, 2023 and 2022:

	For the years ended December 31,
	2024	2023	2022
Customer 1	16.0%	14.4%	12.6%
Customer 2	n/a	n/a	10.6%
Foreign currency risks
The Company is exposed to foreign currency exchange rate risk in the ordinary course of business. The Company’s operations are predominantly conducted in U.S. dollars. Other than U.S. dollars, the Company predominantly generates revenues in British pounds and Euro and incur expenditures principally in Polish zlotys, Euro, British pounds, Mexican pesos and Indian rupees. International foreign operations expose the Company to foreign currency exchange rate changes that could impact remeasurement of foreign denominated monetary assets and liabilities into subsidiaries functional currencies with the remeasurement impact recorded in the consolidated statements of income/(loss) and comprehensive income/(loss). The Company has not entered into any foreign exchange forward contracts, derivatives, or similar financial instruments to hedge against the risk of foreign exchange rate fluctuations. During the years ended December 31, 2024, 2023, and 2022, the net loss on foreign currency transactions was $1.0 million, $2.3 million, and $1.5 million, respectively.
Recently adopted accounting pronouncements
Changes to the U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s ASC. The Company will adopt these changes according to the various timetables the FASB specifies.
On November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, that expands disclosures requirements around significant segment expenses and other segment items that are included in reported measure of segment profit or loss. The guidance also requires entities to provide in their interim financial reports all disclosures about a reportable segment’s profit or loss and assets that are currently required only on annual basis. Guidance also obliges entities with a single reportable segment to provide all the disclosures under amended ASC 280 in their interim and annual financial statement. The Company adopted the new guidance for its 2024 annual period with no significant impact on its disclosures. See Note 13 “Segment and geographic information” for further details.
Recently issued accounting pronouncements
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) — Improvements to Income Tax Disclosures, which expands annual disclosure requirements around income taxes primarily related to the rate reconciliation and income taxes paid. The new guidance is effective for annual reporting periods beginning after December 15, 2024 with early adoption permitted. The guidance will be applied on a prospective basis with a retrospective application option. The Company intends to adopt this standard in its Annual Report on Form 10-K for the year ended December 31, 2025 and is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of income. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The new guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027 on a prospective or retrospective basis, with an early adoption permitted. The Company’s annual reporting requirements will be effective for fiscal year 2027. The Company is in the process of analyzing the impact of the ASU on related disclosures.
The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its consolidated financial statements
Note 2 — Acquisitions
Overview of transactions
Mobile Computing — On October 4, 2024, the Company acquired all shares of Mobile Computing S.A. (“Mobile Computing”), an Argentina-based company, for a purchase price of $16.0 million including cash paid at closing of $13.3 million and contingent consideration with an acquisition-date fair value of $2.7 million. The maximum amount of potential contingent cash consideration is $3.0 million, subject to attainment of certain revenue and gross profit metrics within 12 months. The acquisition of Mobile Computing expanded the Company’s client portfolio, strengthened its expertise in digital product co-creation and User Interface (“UI”)/User Experience (“UX”) services and significantly contributes to the “Follow-the-Sun” model to better serve clients.
JUXT — On September 26, 2024, the Company acquired 100% of a group of UK-based companies, including Headrunner Limited and Congreve Computing Ltd., with their wholly owned subsidiary JUXT Ltd. (collectively referred to as “JUXT”). The total purchase consideration was $47.0 million, consisting of cash consideration of $39.5 million paid at closing and fair value of the contingent consideration at the date of the acquisition of $7.5 million. The maximum amount of potential contingent cash consideration is $9.4 million, subject to attainment of certain revenue and gross profit metrics within 12 months. The acquisition of JUXT strengthened the Company’s go-to-market positioning in the Finance vertical and opened new opportunities across the European market.
NextSphere — On April 18, 2023, the Company completed the acquisition of 100% of NextSphere Technologies, Inc. (“NextSphere”) for a purchase consideration of $25.2 million, consisting of $24.3 million of cash paid at closing and contingent consideration with an acquisition-date fair value of $0.9 million. The maximum amount of potential contingent cash consideration was $2.0 million, subject to attainment of certain revenue and gross profit targets within 12 months. The acquisition of NextSphere added two large engineering centers in India’s tech hubs of Hyderabad and Chennai. The Company believes this acquisition supported the Company’s objectives of enhancing its technical capabilities, expanding its global footprint, and increasing its client base.
Mutual Mobile — On December 23, 2022, the Company acquired all shares of Mutual Mobile Inc. (“Mutual Mobile”) for a total purchase price of $16.1 million, consisting of cash consideration of $12.8 million paid at closing and fair value of the contingent consideration at the date of the acquisition of $3.3 million. The maximum amount of potential contingent cash consideration was $5.0 million, subject to attainment of certain revenue and gross profit metrics within 12 months. The acquisition of Mutual Mobile accelerated the Company’s strategic expansion into the India engineering market and further solidified Grid Dynamics’ commitment to global growth.
Assets acquired and liabilities assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed as updated for any changes as of December 31, 2024. The amounts related to JUXT and Mobile Computing acquisitions represent the Company’s provisional fair value estimates and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary provisional amounts for JUXT include certain working capital accounts that are not yet finalized. The primary provisional amounts for Mobile Computing include primarily valuation of intangible assets and related income taxes as well as certain working capital assets and liabilities accounts. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition dates. Fair values of assets acquired and liabilities assumed as a result of NextSphere and Mutual Mobile acquisitions were finalized during the fourth quarter of 2023.

	Mobile Computing	JUXT	NextSphere	Mutual Mobile
	(in thousands)
Cash, cash equivalents and restricted cash	$2,330	$7,344	$6,449	$3,528
Trade receivables(1)	1,496	7,132	2,639	914
Prepaid expenses and other current assets	379	263	620	540
Intangible assets	8,674	18,870	9,906	3,749
Goodwill(2)-(5)	7,615	23,332	9,031	8,879
Property and equipment, and other noncurrent assets	408	231	703	234
Total assets acquired	$20,902	$57,172	$29,348	$17,844

Accounts payable, accrued expenses and other current liabilities	$(1,858)	$(5,451)	$(1,990)	$(1,576)
Deferred taxes	(3,027)	(4,753)	(2,427)	(686)
Other noncurrent liabilities	(59)	—	—	—
Total liabilities assumed	$(4,944)	$(10,204)	$(4,417)	$(2,262)
Purchase price allocation	$15,958	$46,968	$24,931	$15,582
_________________________
(1)The estimated fair values of trade receivables equaled their gross contractual amounts due as of the acquisition dates, all of which were collected by the Company as of December 31, 2024 and December 31, 2023, respectively.
(2)The goodwill recognized as a result of the Mobile Computing is primarily attributed to the value the Company expects to achieve through growth opportunities in Latin America as well as the assembled workforce acquired. The goodwill is not deductible for income tax purposes.
(3)The goodwill recognized as a result of the JUXT acquisition is primarily attributed to synergies expected to be achieved by expanding the Company’s ability to serve customers in Europe and the assembled workforce acquired. The goodwill is not deductible for income tax purposes.
(4)The goodwill recognized as a result of the NextSphere acquisition represents the value the Company expects to achieve through the implementation of operational synergies and growth opportunities as the Company expands its global reach as well as the assembled workforce acquired. The goodwill is not deductible for income tax purposes.
(5)The goodwill recognized as a result of the Mutual Mobile acquisition is primarily attributed to synergies expected to be achieved by combining the businesses of the Company and Mutual Mobile, expected future contracts, the assembled workforce acquired and other factors. The goodwill is not deductible for income tax purposes.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the year ended December 31, 2024 are as follows:

	Mobile Computing		JUXT		NextSphere		Mutual Mobile
	Fair Value	Useful Life	Fair Value	Useful Life	Fair Value	Useful Life	Fair Value	Useful Life
	(values in thousands)
Customer relationships	$8,318	8 years	$17,568	8 years	$8,415	10 years	$3,453	8 years
Acquired software	—		—		995	2.5 years	—
Trade name	356	2 years	1,302	2.5 years	496	2 years	152	4 years
Non-compete agreements	—		—		—		144	2 years
Total identified intangible assets	$8,674		$18,870		$9,906		$3,749
Effect on operating results
During the years ended December 31, 2024, 2023 and 2022, the Company incurred $2.4 million, $1.0 million and $0.6 million, respectively, of transaction-related costs, that were included in General and administrative costs in the consolidated statements of income/(loss) and comprehensive income/(loss).

Revenues generated by above-mentioned acquired companies during the period of one year starting from the acquisition date and included in the consolidated statements of income/(loss) and comprehensive income/(loss) totaled $16.1 million, $15.3 million and $0.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.
These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisition of Mobile Computing and JUXT occurred on the assumed date, nor are they necessarily an indication of future operating results.

	For the years ended December 31
	2024	2023
	(in thousands)
Revenues	$380,768	$349,038
Net income	$5,391	$1,021
Note 3 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of December 31, 2024 and 2023 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$267,206	$267,206	$267,206	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$9,729	$9,729	$—	$—	$9,729

December 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$204,388	$204,388	$204,388	$—	$—
Long-term investments:
Marketable equity securities	$421	$421	$421	$—	$—
Non-marketable equity securities(1)	$1,250
__________________________
(1)Equity securities that do not have readily determinable fair value and are measured at cost.

Investments in equity securities
During the year ended December 31, 2024, the Company sold its marketable equity securities with proceeds of $3.6 million.
Investment in non-marketable equity securities held by the Company as of December 31, 2024 and 2023 represents investment in its related party, a company affiliated with the member of the Company’s board of drectors, that does not have readily determinable fair values.
Contingent consideration payable
The fair value of contingent consideration payable is determined using the Monte-Carlo model which is primarily based on projected financial results of acquired business adjusted to market risk assumptions, probability of achievement of performance targets set in purchase agreements and respective discount rates. Even though there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. Changes in financial projections, discount rates, timing and amount of specific milestone estimates, as well as probability assumptions related to achieving the various performance milestones would result in a change in the fair value of the recorded contingent consideration payable. Such changes, if any, are recorded in Other income/(expense), net in the consolidated statements of income/(loss) and comprehensive income/(loss).
The following table present the weighted average discount rates for risk-free performance targets and time value used to determine fair values of contingent considerations payables for acquisitions completed during the years ended December 31, 2024, 2023 and 2022:

	Mobile Computing	JUXT	NextSphere	Mutual Mobile
Weighted average discount rate for risk-free performance targets	20.1%	10.5%	15.5%	10.3%
Discount rate for credit risk and time value	3.6%	3.8%	7.7%	3.0%
The Company records short-term contingent consideration payable in Accrued expense and other current liabilities in its consolidated balance sheets. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the years ended December 31, 2024, 2023 and 2022 are as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2022	$6,933
Acquisition date fair value of contingent consideration payable — Mutual Mobile	3,288
Payment of contingent consideration — Daxx	(1,933)
Payment of contingent consideration — Tacit	(5,000)
Contingent consideration payable as of December 31, 2022	$3,288
Acquisition date fair value of contingent consideration payable — NextSphere	932
Change in fair value of contingent consideration payable included in Other income/(expense), net — Mutual Mobile	(3,288)
Change in fair value of contingent consideration payable included in Other income/(expense), net — NextSphere	(932)
Contingent consideration payable as of December 31, 2023	$—
Acquisition date fair value of contingent consideration payable — JUXT	7,480
Acquisition date fair value of contingent consideration payable — Mobile Computing	2,700
Effect of net foreign currency exchange rate changes	$(451)
Contingent consideration payable as of December 31, 2024	$9,729
There were no transfers of liabilities among the levels within the fair value hierarchy during the years ended December 31, 2024, 2023 and 2022.

Note 4 — Property and equipment, net
Property and equipment, net consist of the following:

	Estimated Useful Life	As of December 31,
		2024	2023
	(in years)	(in thousands)
Computers and equipment	2 - 6	$16,377	$13,837
Furniture and fixtures	3 - 10	1,741	1,732
Leasehold improvements	2 - 8	1,329	1,343
Software	3 - 5	1,215	1,236
Machinery and automobiles	4 - 6	894	570
		$21,556	$18,718
Less: Accumulated depreciation and amortization		(15,439)	(12,441)
		$6,117	$6,277

Capitalized software development costs	2	$17,177	$9,050
Less: Accumulated amortization		(9,276)	(3,969)
		$7,901	$5,081
Property and equipment, net		$14,018	$11,358
During the years ended December 31, 2024 and 2023, the Company capitalized $8.1 million and $5.9 million of internally developed software costs, respectively.
Property and equipment depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 was $9.2 million, $5.2 million, and $4.2 million, respectively.

Note 5 — Goodwill and intangible assets, net
Goodwill rollforward for the years ended December 31, 2024 and 2023 was as follows:

Amount
(in thousands)
Goodwill as of January 1, 2023	$45,514
Mutual Mobile purchase accounting adjustment	(677)
Acquisition of NextSphere	9,031
Goodwill as of December 31, 2023	$53,868
Acquisition of JUXT	23,332
Acquisition of Mobile Computing	7,615
Effect of net foreign currency exchange rate changes	(1,408)
Goodwill as of December 31, 2024	$83,407
There were no accumulated impairment losses of goodwill recorded as of December 31, 2024 and 2023.
Intangible assets consist of the following:

	Estimated Useful Life	As of December 31,
		2024	2023
	(in years)	(in thousands)
Customer relationships	8 - 12	$52,664	$27,839
Tradenames	2 - 10	6,904	5,324
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$61,147	$34,742
Less: Accumulated amortization		(13,229)	(8,196)
Intangible assets, net		$47,918	$26,546
Intangible assets amortization expense for the years ended December 31, 2024, 2023, and 2022 was $5.0 million, $3.7 million, $2.5 million, respectively. Based on the carrying value of the Company’s existing intangible assets as of December 31, 2024, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2025	$7,390
2026	6,894
2027	6,349
2028	6,210
2029	5,704
Thereafter	15,371
Total	$47,918

Note 6 — Accrued expense and other current liabilities
The components of accrued expense and other current liabilities were as follows:

	As of December 31,
	2024	2023
	(in thousands)
Contingent consideration payable, current	$7,029	$—
Accrued income tax	6,820	8,828
Accrued expenses	5,111	2,943
Deferred revenue	2,690	577
Value added tax payable	1,281	993
Other liabilities	1,447	1,763
Total accrued expense and other current liabilities	$24,378	$15,104
As of December 31, 2023 the Company had payable to its related party, a company affiliated with the member of the Company’s board of directors, in the amount of $0.6 million that was classified as Accrued expense and other current liabilities in the consolidated balance sheet. The Company fully settled this payable during the first quarter of 2024. There were no payables to related parties as of December 31, 2024.
Note 7 — Debt
Revolving Credit Facility — On March 15, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement provided for a secured multicurrency revolving loan facility with an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. The Company could increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. The Credit Agreement matures on March 15, 2025. The Company is currently seeking to extend this term.
At the Company’s option, borrowings under the Credit Agreement accrued interest at a per annum rate based on either (i) the base rate plus a margin ranging from 1.0% to 1.5%, (ii) an adjusted term Secured Overnight Financing Rate (“SOFR”) or adjusted the Euro Interbank Offer Rate (“EURIBOR”) (based on one, three or six-month interest periods) plus a margin ranging from 2.0% to 2.5%, or (iii) an adjusted daily simple SOFR rate (or SONIA rate in the case of loans denominated in pounds sterling, or SARON rate in the case of loans denominated in Swiss francs), plus a margin ranging from 2.0% to 2.5%, in each case, with the applicable margin determined based on the Company’s consolidated total leverage ratio. The Company was also obligated to pay other closing fees, administration fees, commitment fees and letter of credit fees customary for a credit facility of this size and type.
The Company’s obligations under the Credit Agreement were required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the personal property of the Company and the Company’s subsidiary guarantors.
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the Credit Agreement. As of December 31, 2024, the Company was in compliance with all covenants contained in the Credit Agreement.
As of December 31, 2024 and December 31, 2023, respectively, the Company did not have any outstanding debt under the Credit Agreement.
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
The Company’s leases have remaining lease terms ranging from 0.2 to 5.4 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
The Company had no finance leases as of each of December 31, 2024 and 2023. Operating lease expense is recorded on a straight-line basis over the lease term and lease costs were as follows:

	For the years ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$5,365	$3,860	$3,268
Variable lease cost	511	405	43
Short-term lease cost	551	343	513
Total lease cost	$6,427	$4,608	$3,824
Supplemental information related to operating lease transactions is as follows:

	For the years ended December 31,
	2024	2023	2022
	(in thousands)
Lease liability payments	$5,079	$3,692	$2,888
Lease right-of-use assets obtained in exchange for liabilities	$6,938	$5,005	$4,468
Non-cash net decrease in lease assets due to lease modifications	$98	$553	$(1,015)
Non-cash net decrease in lease liability due to lease modifications	$(739)	$(553)	$1,015
Weighted average remaining lease term and discount rate as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term, in years	3.0	3.4
Weighted average discount rate	8.1%	7.0%
As of December 31, 2024, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2025	5,447
2026	4,265
2027	2,982
2028	1,097
2029	452
Thereafter	113
Total lease payments	14,356
Less: imputed interest	(1,731)
Total	$12,625
There were no material lease agreements signed with related parties as of December 31, 2024 and 2023. The Company does not have operating or finance lease agreements that had not yet commenced.

Note 9 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customers by customer location, verticals and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the years ended December 31, 2024, 2023 and 2022.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	For the years ended December 31,
	2024	2023	2022
Customer Location	(in thousands)
North America	$279,212	$238,989	$243,962
Europe	56,323	60,756	53,109
Other	15,036	13,165	13,411
Total Revenues	$350,571	$312,910	$310,482
The following table shows the disaggregation of the Company’s revenues by main vertical markets for the years ended December 31, 2024, 2023 and 2022:

	For the years ended December 31,
	2024	2023	2022
Vertical	(in thousands)
Retail	$113,957	$102,551	$99,681
Technology, Media and Telecom	95,048	98,830	98,334
Finance	60,157	28,842	21,893
CPG/Manufacturing	40,468	42,861	61,216
Healthcare and Pharma	11,109	13,653	7,711
Other	29,832	26,173	21,647
Total Revenues	$350,571	$312,910	$310,482

The following table shows the disaggregation of the Company’s revenues by contract types for the years ended December 31, 2024, 2023 and 2022:

	For the years ended December 31,
	2024	2023	2022
Contract Type	(in thousands)
Time-and-material	$326,771	$281,282	$285,916
Fixed-fee	21,460	29,991	24,566
Other revenues	2,340	1,637	—
Total Revenues	$350,571	$312,910	$310,482
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
The Company’s contract balances as of the below dates were as follows:

	As of December 31,
	2024	2023	2022
	(in thousands)
Trade receivable, net:
Billed receivable	$64,754	$49,824	$48,358
Unbilled receivable	$4,617	$3,735	$5,591
Contract liabilities in Accrued expenses and other current liabilities	$2,690	$577	$1,124
As of December 31, 2024, 2023, and 2022, the Company did not have contract assets recorded in its consolidated balance sheets. Increase in contract liabilities as of December 31, 2024 was largely attributed to the effect of recent acquisitions, and a higher number of invoices issued in advance of satisfying performance obligations.
Revenues recognized during the year ended December 31, 2024 that were included in Accrued and other current liabilities at December 31, 2023 were $0.5 million. Revenues recognized during the year ended December 31, 2023 that were included in Accrued and other current liabilities at December 31, 2022 were $1.1 million. Revenues recognized during the year ended December 31, 2022 that were included in Accrued and other current liabilities at December 31, 2021 were $0.4 million.
Remaining performance obligation
As of December 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $4.5 million. Our remaining performance obligations represent commitments for future services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligations as revenues in fiscal year 2025. Remaining performance obligations include amounts that will be invoiced in future periods and excludes the contracts that meet at least one of the following criteria under ASC Topic 606:
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
Many of our performance obligations met one or more of these exemptions as of December 31, 2024.
Transactions with related parties
During the years ended December 31, 2024, 2023, and 2022, the Company conducted transaction with a number of companies affiliated with the members of the Company’s board of directors. As a result, the Company recorded revenue from its related parties of $18.7 million, $7.6 million and $6.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, accounts receivable from related parties were $3.8 million and $0.9 million, respectively. As of December 31, 2024, unbilled revenues from related parties were $0.1 million. There were no unbilled revenues from related parties as of December 31, 2023.

Note 10 — Income taxes
Income/(loss) before provision for income taxes
The following table showed income/(loss) before provision for income taxes based on geographical location to which such income was attributable for the periods indicated:

	For the years ended December 31,
	2024	2023	2022
	(in thousands)
United States	$(13,393)	$(6,107)	$(23,490)
International	24,448	10,945	3,037
Total income/(loss) before provision for income taxes	$11,055	$4,838	$(20,453)
Provision/(benefit) for income taxes
Provision./(benefit) for the income taxes consisted of the following components:

	For the years ended December 31,
	2024	2023	2022
	(in thousands)
Current
Federal	$4,900	$3,619	$6,951
State	1,051	941	1,774
International	5,096	6,183	3,681
Deferred
Federal	(3,463)	(2,265)	(2,740)
State	(92)	(474)	(315)
International	(478)	(1,401)	(590)
Total tax expense	$7,014	$6,603	$8,761
The Company’s provision for income taxes does not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries.
Deferred income taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets
Stock-based compensation	$5,365	$3,833
R&D capitalization	4,559	3,968
Accrued compensation and benefits	2,502	1,950
Operating lease liabilities	577	636
Other	285	635
Total deferred tax assets	$13,288	$11,022
Deferred tax liabilities
Intangible assets	$(12,751)	$(6,908)
Operating lease right-of-use assets	(546)	(597)
Other	(131)	(373)
Total deferred tax liabilities	(13,428)	(7,878)
Net deferred taxes	$(140)	$3,144
As part of the 2017 Tax Cuts and Jobs Act, Section 174 was amended to require that specified research and experimental (“SR&E”) expenditures be capitalized and amortized but delayed the effective date of this amendment to tax years beginning January 1, 2022 or later. The amortization period is 5 years for domestic research expenditures and 15 years for foreign research expenditures using a half-year convention. The Company evaluated its R&D expenses both in the U.S. and foreign jurisdictions and determined there were approximately $10.2 million of expenses worldwide subject to capitalization and treated as a temporary adjustment.
The Company assessed its ability to realize the benefits of its domestic deferred tax assets (“DTA”) by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, and (4) the length of net operating loss (“NOL”) carryforward periods. The Company determined it is in a 4-year cumulative taxable income position as of December 31, 2024, and expects to continue to be in a taxable income position in the long-term foreseeable future.
After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded it is more likely than not that sufficient future taxable income will be generated to realize the benefits of its DTAs prior to expiration. As a result, the Company determined that no valuation allowance was needed as of December 31, 2024.
Net operating losses and tax credit carryforwards as of December 31, 2024 were as follows:

	Amount	Expiration years
	(in thousands)
Net operating losses, federal	$362	N/A
Net operating losses, state	$7,005	2040

Effective tax rate reconciliation
The effective tax rate of the Company differs from the federal statutory rate as follows:

	For the years ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	8.4	10.1	(7.5)
Permanent and other items	1.7	(9.9)	(1.0)
Stock-based compensation	7.2	39.3	4.4
Tax credits	(30.6)	(120.0)	13.9
Foreign tax rate differential	(4.1)	7.2	(11.9)
Foreign inclusion adjustments	29.4	74.7	(10.8)
Foreign intangible amortization	0.2	10.2	(2.3)
162M limitation	30.2	103.9	(48.6)
Total	63.4%	136.5%	(42.8)%
Unrecognized tax benefits
As of December 31, 2024, the Company has approximately $1.4 million of unrecognized tax benefits. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of beginning to ending amounts of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2024	2023	2022
	(in thousands)
Unrecognized tax benefit as of January 1	$1,162	$1,151	$780
Changes related to prior year tax positions	(35)	(101)	168
Changes related to current year tax positions	244	112	203
Unrecognized tax benefit as of December 31	$1,371	$1,162	$1,151
Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. There was no interest or penalties accrued as of December 31, 2024 and 2023.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. For federal and states, tax years subsequent to 2021 remain open to examination due to the carryover of unused net operating losses or tax credits. With respect to foreign jurisdictions, tax years 2017 and after remain open.

Note 11 — Stock-based compensation
Stock-based compensation expense
Employee stock-based compensation cost recognized in the consolidated statements of income (loss) and comprehensive income/(loss) was as follows:

	Twelve months ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$2,078	$1,959	$1,334
Engineering, research, and development	3,702	4,872	6,530
Sales and marketing	5,743	3,616	4,463
General and administrative	22,644	25,069	48,641
Total stock-based compensation	$34,167	$35,516	$60,968
Equity plans
2018 Stock Plan - Effective November 12, 2018, the Company adopted the 2018 Stock Option Plan. Under the terms of the 2018 Stock Plan, certain options are subject to accelerated vesting in full or by an additional 12 months as a result of business combinations. The Company is no longer issuing any awards under the 2018 Plan. All of the awards issued pursuant to the 2018 Plan expire 10 years from the date of grant.
2020 Equity Incentive Plan - Effective March 5, 2020, the board of directors approved an equity incentive plan (the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 16.3 million Incentive Stock Options, Non-Statutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units (“PSUs”), and Performance Shares (“PSA”) (collectively, the “Awards”) to employees, directors, and consultants of the Company. The board of directors or any committee appointed by the Board has the authority to grant Awards. NSOs and RSUs issued under the 2020 Plan have the following vesting conditions: one-fourth of the NSOs will vest one year after the grant date; and thereafter one-sixteenth of the NSOs will vest each subsequent three-month anniversary.
PSUs granted in 2024 vest one-third annually over three years, capped at 280% maximum payout, and have the following performance goals and additional external modifiers:
1)Year-over-year growth in revenues for the Performance Period, expressed as a percentage increase over the previous fiscal year revenues (“Revenue Growth”), and
2)GAAP gross profit, calculated as a percentage of revenues for the Performance Period (“Contribution Margin”).
Fifty percent (50%) of the target number of performance shares granted will vest (if at all) based on the extent of achievement of the Revenue Growth for the Performance Period, and the remaining fifty percent (50%) of the target number of performance shares granted will vest (if at all) based on the extent of achievement of the Contribution Margin.
The maximum payout for the internal metrics above is capped at 200%.
External performance modifier rTSR is based on how the total shareholder return compares to the return of Russell 2000 index companies and can add up to additional 20% for shares available to vest based on the internal metrics. rCAGR modifier is based on how the compound annual revenue growth compares to the compound annual revenue growth of Russell 2000 companies and can add additional 20% for shares available to vest based on the internal performance metrics independent of rTSR.

As of December 31, 2024, 2.0 million shares of stock remained available for grant under the 2020 Plan. All of the awards issued pursuant to the 2020 Plan expire 10 years from the date of grant.
Stock options
The grant date fair value of each NSO issued under both plans was estimated on the date of grant using the Black-Scholes-Merton option pricing model. The key assumptions for the years ended December 31, 2024, 2023 and 2022 are provided in the following table.

	For the years ended December 31,
	2024	2023	2022
Dividend yield	—%	—%	—%
Expected volatility	50%	48%	45%
Risk-free interest rate	4.27%-4.65%	3.63%-4.84%	1.76%-4.25%
Expected term in years	6.11	6.11	6.11
Grant date fair value of common stock	$9.82-$13.54	$10.07-$11.97	$12.15-$18.88
The Company used a zero percent dividend yield assumption for all Black-Scholes-Merton stock option-pricing calculations. Since the Company’s shares were not publicly traded prior to the closing of our merger in March 2020 and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of peer group entities with publicly traded shares. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield at the date of grant. Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of actual data due to a lack of relevant historical data.
2018 Plan
The following table sets forth the activity for the 2018 Stock Plan for the years ended December 31, 2024, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value, thousands	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2022	1,916,101	$3.54	$65,971
Options exercised	(286,842)	$3.54
Options forfeited	(30,448)	$3.54
Options outstanding as of December 31, 2022	1,598,811	$3.54	$12,279
Options exercised	(112,383)	$3.54
Options outstanding as of December 31, 2023	1,486,428	$3.54	$14,552
Options exercised	(197,703)	$3.54
Options expired	(2,795)	$3.54
Options outstanding as of December 31, 2024	1,285,930	$3.54	$24,047	4.06

Options vested and exercisable as of December 31, 2024	1,285,930	$3.54	$24,047	4.06
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $0.9 million and $3.8 million, respectively.
As of December 31, 2024, the Company fully recognized stock-based compensation costs related to 2018 Plan options.
2020 Plan
The following table summarizes option activity for the years ended December 31, 2024, 2023 and 2022 under the 2020 Plan:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value, thousands	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2022	2,224,687	$12.86	$55,856
Options granted	1,228,700	$14.67
Options exercised	(67,593)	$9.69
Options forfeited	(382,183)	$16.40
Options outstanding as of December 31, 2022	3,003,611	$13.22	$3,883
Options granted	689,500	$11.49
Options exercised	(153,302)	$8.67
Options forfeited	(329,889)	$14.99
Options expired	(44,205)	$19.74
Options outstanding as of December 31, 2023	3,165,715	$12.79	$7,197
Options granted	25,000	$12.65
Options exercised	(186,021)	$10.20
Options forfeited	(164,357)	$13.94
Options expired	(91,946)	$17.12
Options outstanding as of December 31, 2024	2,748,391	$12.75	$26,881	6.59

Options vested and exercisable as of December 31, 2024	2,014,869	$12.25	$20,746	6.16
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $6.74, $5.87 and $6.93, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $1.2 million, $0.5 million and $0.5 million, respectively.
The total unrecognized compensation expenses related to 2020 Stock Plan options as of December 31, 2024 was $4.5 million, net of forfeitures, to be expensed on a straight-line basis over the remaining 1.8 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2022	1,493,915	$8.82
Awards granted	1,414,925	$14.05
Awards vested and released	(662,872)	$9.26
Unvested awards as of December 31, 2022	2,245,968	$11.99
Awards granted	251,955	$11.64
Awards vested and released	(1,663,702)	$11.98
Awards forfeited	(105,008)	$11.25
Unvested awards as of December 31, 2023	729,213	$11.99
Awards granted	1,750,381	$13.46
Awards vested and released	(613,779)	$12.07
Awards forfeited	(69,950)	$12.01
Unvested awards as of December 31, 2024	1,795,865	$13.39

The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of December 31, 2024 was $17.5 million to be expensed on a straight-line basis over 2.3 years.
Performance Stock Units
The following table summarizes activity of the Company’s PSUs for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2022(1)	112,085	$15.69
Awards granted	518,938	$39.41
Awards vested and released	(112,085)	$15.69
Unvested awards as of December 31, 2022(2)	518,938	$39.41
Awards granted	523,938	$11.97
Performance achievement adjustment	1,148,376	$31.31
Awards vested	(1,335,982)	$39.26
Awards forfeited	(32,375)	$11.97
Unvested awards as of December 31, 2023(3)	822,895	$11.97
Awards granted	1,626,600	$14.51
Performance achievement adjustment	319,320	$14.21
Modifier adjustments	255,456	$4.44
Awards vested and released	(822,895)	$11.97
Awards forfeited	(30,000)	$14.51
Unvested awards as of December 31, 2024(4)	2,171,376	$13.28
__________________________
(1)Reported at the certified performance achievement at 271% of the target shares granted
(2)Reported at 100% of the target shares
(3)Reported at the certified performance achievement at 170% of the target shares granted.
(4)Reported at the estimate performance adjustment of 208% for the first tranche granted in 2024 and 100% for the remaining tranches.
The total unrecognized compensation expenses related to PSUs as of December 31, 2024 was $11.4 million to be expensed on over 1.0 years.
The fair value of vested RSUs and PSUs issued under the 2020 Plan (measured at the vesting date) for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the years ended December 31,
	2024	2023	2022
	(in thousands)
RSUs	$7,742	$18,926	$9,982
PSUs	$11,142	$15,993	$1,650

Note 12 — Earnings per share
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	For the years ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Numerator for basic and diluted loss per share
Net income/(loss)	$4,041	$(1,765)	$(29,214)

Denominator:
Weighted-average shares outstanding – basic	77,465	75,193	69,197
Net effect of dilutive stock options and restricted stock units	2,509	—	—
Weighted-average shares outstanding – diluted	79,974	75,193	69,197

Net income/(loss) per share
Basic	$0.05	$(0.02)	$(0.42)
Diluted	$0.05	$(0.02)	$(0.42)
The following potentially dilutive common shares, presented based on weighted average potential shares outstanding during each period were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the years ended December 31,
	2024	2023	2022
	(in thousands)
Stock options to purchase common stock	1,897	4,823	4,396
Restricted stock units	23	1,488	2,112
Performance stock units	1,077	912	1,338
Total	2,997	7,223	7,846

Note 13 — Segment and geographic information
Operating segments are components of the Company for which separate financial information is available and is regularly reviewed and evaluated by the chief operating decision maker (“CODM”) to assess performance of each operating segment and to allocate resources. The Company’s CODM is the Chief Executive Officer (“CEO”).
The Company operates as a single operating segment engaged in delivery of various software development and hosting services to customers across its five main industry-based verticals: TMT, Retail, CPG/Manufacturing, Finance, and Healthcare and Pharma. The Company derives revenues from multiple locations; however, North America continues to be its main sales market.
The Company’s determination that it operates as a single segment is based on the financial information regularly reviewed by the CODM. The CODM assesses core operating performance and allocates operating and capital resources of the Company based on gross profit, income/(loss) from operations and net income/(loss) that are also reported on the consolidated statement of income/(loss) and comprehensive income/(loss). All three metrics are used to analyze budget-to-actual variances on a monthly and quarterly basis and to decide on the allocation of operating and capital resources to a single segment or new acquisitions. Additionally, the CODM reviews operating expenses, including cost of revenues, engineering, research, and development, sales and marketing, general and administrative expenses and trade receivable the consolidated level to manage the Company’s operations. The Company does not generate, analyze and evaluate any discrete financial information for individual verticals or sales markets as of the reporting date. The CODM does not evaluate operating performance using asset or liability information.
Geographic Information

The following table presents revenues by customer location for the years ended December 31, 2024, 2023 and 2022. The Company attributes customers to respective countries based upon location of the customer served.

	For the years ended December 31,
	2024	2023	2022
	(in thousands)
United States	$277,741	$238,155	$242,645
United Kingdom	25,264	31,880	21,888
Netherlands	9,958	12,247	15,894
Other	37,608	30,628	30,055
Total	$350,571	$312,910	$310,482
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of December 31,
	2024	2023
	(in thousands)
Poland	$3,010	$1,522
Serbia	2,350	2,457
United States	2,101	2,174
Ukraine	2,067	2,437
India	1,098	621
Other	3,392	2,147
Total	$14,018	$11,358
Note 14 — Commitments and contingencies
Software subscription services agreement
The Company entered into a software subscription services agreement (the “SSA”) effective as of June 1, 2019. The SSA was non-cancelable for a term of 5 years from the effective date and renewable at the election of the Company. On December 20, 2023, the Company renewed the SSA for an additional term of 5 years starting from June 1, 2024. Payments under the terms of the SSA are due quarterly in advance. Total future minimum payments under the non-cancelable SSA are as follows:

Subscription Payments
(in thousands)
2025	$979
2026	979
2027	979
2028	979
2029	490
Total	$4,406
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

Note 15 — Subsequent events
The Company performed its subsequent event procedures through February 27, 2025, the date these consolidated financial statements were issued.
The Company net withheld and returned to the 2020 Plan pool 0.2 million shares to cover $4.9 million of tax obligations related to the vesting of 0.4 million of RSUs on January 1, 2025.
On February 13, 2025 the board of directors certified vesting of the first tranche of PSUs based on the 2024 results with the performance achievement at 208%. Approximately 1.1 million shares were released on February 18, 2025, with approximately 0.5 million shares net withheld to cover $11.3 million of tax obligations.

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
An evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded JUXT Ltd. (“JUXT”) and Mobile Computing S.A. (“Mobile Computing”) from our evaluation of the internal control over financial reporting. JUXT and Mobile Computing in the aggregate constituted 3.2% of total assets as of December 31, 2024 and 3.1% of total revenues for the year ended December 31, 2024.
Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of fiscal 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Evaluation of disclosure controls and procedures
An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of December 31, 2024. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date.
Internal control over financial reporting
Our management, including the CEO and CFO, confirmed there were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

On November 21, 2024, Yury Gryzlov, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 84,766 shares of our common stock, less shares forfeited for tax withholding. The trading arrangement was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Securities Exchange Act. Shares may be sold pursuant to the plan until March 3, 2026, or earlier if all sales under the plan were completed.
No other Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements were adopted or terminated by our directors or executive officers during the three months ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
Code of Ethics
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
Insider Trading Policy
We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq listing standards. Except under limited circumstances, persons subject to the policy may not engage in any transaction of our securities while aware of material nonpublic information relating to the Company. The insider trading policy also implements quarterly trading blackout periods and allows for special blackout periods to limit the likelihood of trading at times with significant risk of insider trading exposure. In addition, all of our employees are prohibited from engaging in any transaction involving our securities without first obtaining pre-clearance from our compliance officer.
Our insider trading policy also includes Rule 10b5-1 trading plan guidelines that permit our directors and certain employees, including our named executive officers, to adopt Rule 10b5-1 trading plans (“10b5-1 plans”). Under these guidelines, among other restrictions, 10b5-1 plans may only be adopted or modified when the person adopting the trading plan is not aware of any material nonpublic information and there is an open trading window. In addition, the first trade under a 10b5-1 plan may not occur until the completion of a cooling off period in compliance with SEC rules.
Our insider trading policy also prohibits our employees, including officers, and directors from pledging or engaging in hedging or similar transactions in our securities, including but not limited to prepaid variable forwards, equity swaps, collars, exchange funds, puts, calls and short sales. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information, if any, required by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

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
(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38685	3.1	March 9, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38685	3.1	May 6, 2020

4.1	Specimen Common Stock Certificate of the Registrant.	8-K	001-38685	4.1	March 9, 2020

4.2	Description of Securities.	10-K	001-38685	4.2	March 3, 2022

10.1+	Grid Dynamics International, Inc. 2018 Stock Plan and Forms of Agreement.	10-Q	001-38685	10.16	May 11, 2020

10.2+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan.	10-Q	001-38685	10.1	May 11, 2020

10.3+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Stock Option Agreement.	8-K	001-38685	10.2	March 9, 2020

10.4+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Unit Agreement.	8-K	001-38685	10.3	March 9, 2020

10.5+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Agreement.	8-K	001-38685	10.4	March 9, 2020

10.6+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Performance Share Award Agreement.	8-K	001-38685	10.5	March 9, 2020

10.7+	Form of Director and Officer Indemnification Agreement.	8-K	001-38685	10.6	March 9, 2020

10.8+	Outside Director Compensation Policy.	8-K	001-38685	10.1	January 13, 2025

10.9.1+	Employment Agreement between the Registrant and Leonard Livschitz.	8-K	001-38685	10.8	March 9, 2020

10.9.2+	Amendments to Employment Agreement between the Registrant and Leonard Livschitz.	10-Q	001-38685	10.1	August 4, 2022

10.10+	Employment Agreement between the Registrant and Anil Doradla.	8-K	001-38685	10.9	March 9, 2020

10.11+	Executive Employment Agreement between the Registrant and Yury Gryzlov.	10-Q	001-38685	10.2	August 4, 2022

10.12	Form of Tax Indemnification Agreement of the Registrant.	8-K	001-38685	10.15	March 9, 2020

10.13	Amended and Restated Registration Rights Agreement, dated as of March 5, 2020, by and among the Company and certain security holders.	10-Q	001-38685	10.17	May 11, 2020

10.14	Stockholders’ Agreement, dated as of November 13, 2019, by and among the Company and certain security holders.	10-Q	001-38685	10.18	May 11, 2020

10.15	Credit Agreement, dated as of March 15, 2022, by and among Grid Dynamics Holdings, Inc., as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for such lenders.	8-K	001-38685	10.1	March 17, 2022

19.1*	Insider Trading Policy

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy	10-K	001-38685	97.1	February 29, 2024

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________
*    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement.
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

GRID DYNAMICS HOLDINGS, INC.

Date: February 27, 2025	By:	/s/ Leonard Livschitz
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

Signature	Title	Date

/s/ Leonard Livschitz	Chief Executive Officer and Director	February 27, 2025
Leonard Livschitz	(Principal Executive Officer)

/s/ Anil Doradla	Chief Financial Officer	February 27, 2025
Anil Doradla	(Principal Financial and Accounting Officer)

/s/ Lloyd Carney	Chairman of the Board and Director	February 27, 2025
Lloyd Carney

/s/ Eric Benhamou	Director	February 27, 2025
Eric Benhamou

/s/ Marina Levinson	Director	February 27, 2025
Marina Levinson

/s/ Patrick Nicolet	Director	February 27, 2025
Patrick Nicolet

/s/ Michael Southworth	Director	February 27, 2025
Michael Southworth

/s/ Weihang Wang	Director	February 27, 2025
Weihang Wang

/s/ Yueou Wang	Director	February 27, 2025
Yueou Wang

/s/ Shuo Zhang	Director	February 27, 2025
Shuo Zhang