Form 10-K/A
period 2024-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2025-04-29
CIK 1743725

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $596.2 million based on the closing price of the registrant’s common stock on June 28, 2024 of $10.51 per share, as reported by the Nasdaq Capital Market. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 17, 2025, there were 83,838,356 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: GRANT THORNTON LLP Auditor Location: San Francisco, California Auditor Firm ID: 248

Explanatory Note

Reasons for Filing this Amendment

On February 27, 2025, Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Original Filing for the purposes of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

There are currently three directors in Class I, three directors in Class II and three directors in Class III. The term of office of our Class III directors, Eric Benhamou, Patrick Nicolet and Weihang Wang, will expire at this year’s annual meeting of stockholders. The term of office of our Class I directors, Leonard Livschitz, Marina Levinson and Shuo Zhang, will expire at the 2026 annual meeting of stockholders. The term of office of our Class II directors, Lloyd Carney, Michael Southworth and Yueou Wang, will expire at the 2027 annual meeting of stockholders.

Information regarding our directors, including their age as of February 27, 2025, is set forth below.

Name	Class	Age	Position	Director Since
Directors
Leonard Livschitz	I	58	Chief Executive Officer and Director	2006
Marina Levinson (1)	I	66	Director	2020
Shuo Zhang (1)	I	59	Director	2017
Lloyd Carney (2)(3)	II	63	Director and Chairman	2018
Michael Southworth (1)	II	52	Director	2020
Yueou Wang	II	50	Director	2017
Eric Benhamou (1)(2)(3)	III	69	Director	2015
Patrick Nicolet	III	66	Director	2022
Weihang Wang	III	58	Director	2017

(1)Member of our audit committee.

(2)Member of our compensation committee.

(3)	Member of our nominating and corporate governance committee.

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

Marina Levinson.   Ms. Levinson is the founder and CEO of CIO Advisory Group LLC, which was founded in September 2011 and provides technology advice to venture capital and private equity firms and their portfolio companies. Since April 2014, she has also been a partner at venture capital firm BGV. From September 2021 to October 2023, Ms. Levinson was on the board of HomeSmart International, a real estate brokerage company, and was a member of the audit committee and chair of its compensation committee. Additionally, Ms. Levinson was a member of the board of directors of Personal Capital from October 2018 until August 2020 when Personal Capital was acquired by Empower Retirement. She also served on the board of Ellie Mae where she was the chair of the technology and cybersecurity committee and a member of the compensation committee from August 2014 until April 2019 when Ellie Mae was acquired by Thoma Bravo. She was also on the board of Carbonite where she was the chair of the nominating and corporate governance committee and a member of the information security risk committee from May 2017 until January 2020 when Carbonite was acquired by OpenText. From 2005 to 2011, Ms. Levinson served as senior vice president and chief information officer for NetApp, Inc. From 1999 to 2005, she served as vice president and chief information officer of Palm, Inc., having earlier served as senior director of global integration at 3Com. Ms. Levinson holds a B.S. in Computer Science from St. Petersburg Institute of Precision Mechanics and Optics.

We believe Ms. Levinson is qualified to serve on our board of directors due to her extensive operational and management experience in the technology industry as well as her public company governance experience.

Shuo Zhang.   Ms. Zhang has served as a non-employee director of Grid Dynamics’ board of directors since 2017. Ms. Zhang currently serves on the boards of directors at several public and private companies, including S.O.I.TEC Silicon on Insulator Technologies SA, Telink Semiconductor and PDF Solutions. She is also actively involved with private venture capital firms in the Silicon Valley and currently serves a China Advisory Partner for Benhamou Global Ventures (“BGV”). From December 2007 to September 2015, Ms. Zhang served in various senior management capacities at Cypress Semiconductor, including corporate development, general management and worldwide mobile sales. Prior to Cypress, Ms. Zhang served in many different product, marketing and sales management roles in Silicon Light Machines, Agilent Technologies, Altera Corporation, and LSI Corporation. Ms. Zhang holds a Bachelor’s Degree in electrical engineering from Zhejiang University and a Master of Science in material science and mechanics from Penn State University.

We believe Ms. Zhang is qualified to serve on our board of directors due to her experience in general management, marketing, sales and strategic business development.

Class II Directors (Terms Expire in 2027)

Lloyd Carney. Mr. Carney, a director since June 2018, has spent more than 25 years in the technology industry. He started at Wellfleet and Nortel Networks in 1997 and in 2002 he rose to become division president. In 2003, he joined Juniper Networks as Chief Operating Officer where he oversaw the engineering, product management and manufacturing divisions. Thereafter, in 2004, he was named Chief Executive Officer of Micromuse, an enterprise and telecom network management company. Mr. Carney led the sale of Micromuse to IBM for $865 million, staying at IBM for a year after the sale to ensure a smooth transition. In 2008, he became the Chief Executive Officer of Xsigo Systems, a provider of network visualization systems, which was sold to Oracle Corporation in 2012. Mr. Carney then accepted the role of Chief Executive Officer and director of Brocade Communications Systems, Inc., a networking solutions company, in early 2013. His tenure culminated in the sale of Brocade to Broadcom Ltd. for $5.5 billion in late 2017. Mr. Carney is currently a member of the board of directors and chairs the audit committee of Visa, a leading credit card company. He is also a member of the board of directors of Vertex Pharmaceuticals, a biotechnology company. From 2018 to 2021, he served as the chairman of Nuance Communications, a leading conversational AI solution provider. From 2005 to 2014, he was a member of the board of Cypress Semiconductor Corporation, where he served on the audit and compensation committees. He was also a member of the board of Technicolor (SA), a technology company in the media and entertainment sector from 2010 until 2015, where he chaired its technology committee. In addition, since 2007 he has served as Chief Executive Officer of Carney Global Ventures, LLC, a global investment vehicle. Mr. Carney holds a B.S. degree in Electrical Engineering Technology from Wentworth Institute of Technology, as well as a M.S. degree in Applied Business Management from Lesley College.

We believe Mr. Carney is qualified to serve on our board of directors due to his extensive operational and management experience in the technology industry as well as the broad scope of experience he brings to bear.

Michael Southworth.   Mr. Southworth is currently the CEO of Babel Street, an AI-enabled open-source analytics company, where he has served since March 2022. Previously, he was President of Transflo, a leading provider of digital transformation solutions for the transportation market, from October 2020 to January 2022, and General Manager of the Intelligent Self-Service business at Verint Systems, Inc., a leading provider of customer engagement solutions, from February 2016 until September 2020. From June 2014 to February 2016, Mr. Southworth was Chief Executive Officer of Contact Solutions, a company acquired by Verint in February 2016 and led Contact Solution’s business transformation, including strategy planning, risk mitigation, executive recruitment and change management. For over two decades, Mr. Southworth has directed companies from the start-up phase through major periods of growth, leading numerous equity and debt financings and over $5.0 billion in mergers and acquisitions. Prior to Contact Solutions, Mr. Southworth was Senior Vice President of Global Wireless Solutions at Corning. In addition, he held senior financial roles at a number of technology companies including MobileAccess Networks, Telemus Solutions, Lucent Technologies, Chromatis Networks, and the X-Stream Network. Mr. Southworth began his career in the Silicon Valley office of PricewaterhouseCoopers where he managed IPOs and advised clients on tax and accounting matters. Mr. Southworth holds a Bachelor of Science from the University of California at Berkeley. He is a Certified Public Accountant in the State of California and previously served on the Board of Directors of Quality of Life Plus and Finjan Holding, Inc.

We believe Mr. Southworth is qualified to serve on our board of directors due to his extensive operational and management experience with multinational technology growth companies and expertise in equity and debt financing.

Yueou Wang.   Mr. Wang has served as a non-employee director of Grid Dynamics’ board of directors since 2017. Mr. Wang has served as Chief Executive Officer and Executive Director of Automated Systems Holdings Limited (“ASL”), the former parent company of Grid Dynamics, since September 2016 and September 2015, respectively. Mr. Wang joined ASL in 2011 as Financial Controller, Chief Financial Officer and Joint Company Secretary. Mr. Wang is currently a director of certain ASL subsidiaries and an associate of ASL (i.e., the directorship of i-Sprint). He was a director of Teamsun from December 2017 until February 2020. Previously, Mr. Wang was the Chief Financial Officer and a board secretary of Guangzhou Headway Technology Co., Ltd., and a regional finance manager (China) of Wistron Information Technology & Services Corporation. Mr. Wang holds a Bachelor’s degree in International Accounting from Jinan University, a Master’s degree in Business Administration from University of Wales, United Kingdom and an Executive Master’s degree in Business Administration from Research Institute of Tsinghua University.

We believe Mr. Wang’s financial management expertise, including his expertise in the IT industry, provides him with the necessary skills to serve as a member of the board of directors and enables him to contribute valuable insight regarding financial and strategic business issues.

Class III Directors (Terms Expire in 2025)

Eric Benhamou. Mr. Benhamou, a director since inception, co-founded Bridge Communications, a specialist in computer network technologies in 1981. Bridge Communications later merged with 3Com Corporation, a networking equipment vendor, in 1987. Thereafter, he became Chief Executive Officer of 3Com, serving there from 1990 to 2000, and as chairman until 2010. As 3Com’s Chief Executive Officer, he led the company in acquiring US Robotics, the owner of Palm, Inc. the maker of the groundbreaking Palm Pilot. Palm, Inc. was thereafter spun off in 2000, and Mr. Benhamou served as its Chief Executive Officer until 2003. In 2003, Mr. Benhamou founded BGV, a venture capital firm focused on technology companies, specializing in cloud software, artificial intelligence cyber security, and mobile applications. Mr. Benhamou was a member of the board of directors of Silicon Valley Bank from 2004 until October 2024. He was a member of the board of directors of Finjan Holdings, a cybersecurity firm, from 2013 until July 2020. He served on the board of Cypress Semiconductor as chairman for over a decade, until 2017. He has served as a member of the board of directors of Enterprise 4.0 Technology Acquisition Corp, a special purpose acquisition company, from May 2021 until September 2023. He also serves on the board of several privately held technology companies, including Evinced, an AI-powered digital accessibility company, and Blendid, maker of AI-robotics smoothie preparation kiosks, Virtana (formerly Virtual Instruments), an IT infrastructure performance management platform, and 6dbytes, a food robotics company. He holds an M.S. from Stanford University’s School of Engineering and a Diplôme d’Ingénieur and a Doctorate from Ecole Nationale Supérieure d’Arts et Métiers, Paris. Mr. Benhamou taught entrepreneurship in various business schools around the world for over 10 years, principally at INSEAD, Stanford University and IDC’s Herzliya’s Arison School of Business, where he was a visiting professor. He also served on the Advisory Board of Stanford’s School of Engineering and the Board of Governors of Ben Gurion University of the Negev in Israel.

We believe Mr. Benhamou is qualified to serve on our board of directors due to his extensive operational and management experience in the technology industry as well as his public company governance experience and his venture capital background.

Patrick Nicolet.   Mr. Nicolet is the Chairman of Linebreak AG, an information technology services company specializing in real-time and distributed solutions for the enterprise that he founded in January 2021. Prior to that, he spent over twenty years in various roles at Capgemini SE, a consulting, technology services and digital transformation company, including seven as a Group Executive Board member. He also serves on the boards of directors of several private companies. Mr. Nicolet received his Bachelor of Laws (LLB) from the Université de Lausanne in Switzerland in 1984 and previously served in the Swiss Air Force where he obtained the Grade of Major.

We believe Mr. Nicolet’s decades of operational and management experience in the technology industry, particularly in consulting and digital transformation, provides him with the necessary skills to serve as a member of the board of directors.

Weihang Wang.   Mr. Wang has served as a non-employee director of Grid Dynamics’ board of directors since 2017. Mr. Wang has been a Director of ASL, the former parent company of Grid Dynamics, since 2009 and was redesignated from a Non-Executive Director to an Executive Director in May 2014. Mr. Wang has also served as the chairman and a director of Teamsun, ASL’s ultimate holding company listed on the Shanghai Stock Exchange, since 2014, and currently is also the sole director of Hong Kong Teamsun. Hong Kong Teamsun is a wholly owned subsidiary of Teamsun. Mr. Wang previously also served as the chief executive officer of Teamsun from 2014 to July 2019. Prior to his re-designation as the chairman and chief executive officer of Teamsun in 2014, Mr. Wang was the general manager of Teamsun, and the vice-chairman and general manager of Teamsun’s first board of directors. Mr. Wang holds an Executive Master’s Degree in Business Administration from Tsinghua University in the PRC and a Master’s Degree in Semi-Conductor Materials and Microelectronic Technology from the Information and Electronic Engineering Department of Zhejiang University in the PRC. Mr. Wang was awarded as China Software Industry Outstanding Entrepreneur Laureate and China Software Industry Prestige Award Laureate by China Software Industry Association in 2009. He was also awarded the “Innovation Outstanding Personality of Chinese Brand Award” in 2011.

We believe Mr. Wang’s leadership roles in the IT industry and background in technology and engineering enable Mr. Wang to provide valuable insight to the board of directors regarding business strategy and industry trends.

Executive Officers

The following table sets forth certain information about our executive officers and their respective ages as of February 27, 2025. Officers are elected by the board of directors to hold office until their successors are elected and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Leonard Livschitz	58	Chief Executive Officer and Director
Anil Doradla	55	Chief Financial Officer
Yury Gryzlov	42	Chief Operating Officer and Chief Executive Officer of Grid Dynamics Europe

For the biography of Mr. Livschitz, see “General — Class I Directors (Terms Expire in 2026)” above.

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

The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on our investor relations webpage at https://ir.griddynamics.com/corporate-governance.html in the “Corporate Governance” section. We intend to post any amendments to our Code of Business Conduct and Ethics, and any waivers of our Code of Business Conduct and Ethics for directors and executive officers, on the same website. The inclusion of our website address in this Amendment does not include or incorporate by reference the information on our website into this Amendment.

Board and Stockholder Meetings and Committees

During the fiscal year ended December 31, 2024, Grid Dynamics’ board of directors held four meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she served as a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

We encourage, but do not require, our directors to attend our annual meeting of stockholders. Five of our directors who served at the time of the 2024 annual meeting of stockholders attended such meeting.

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

Name of Director(1)	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Eric Benhamou	Member	Chair	Member
Lloyd Carney		Member	Chair
Marina Levinson	Member
Michael Southworth	Chair
Shuo Zhang	Member
(1)	Lists current membership of our committees.

Audit Committee

Our audit committee is responsible for, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
●	helping to ensure the independence and performance of the independent registered public accounting firm;
●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, our interim and year-end financial statements;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing our policies on and oversees risk assessment and risk management, including enterprise risk management;
●	reviewing the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;
●	providing oversight on matters related to our cybersecurity, IT strategy, operations, policies, controls and risk management;
●	reviewing related person transactions; and
●	approving or pre-approving, as required, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Each of the members of our audit committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Ms. Zhang is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). The audit committee held four meetings in 2024.

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

Each of the members of our compensation committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The compensation committee held four meetings in 2024.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

●	identifying, evaluating and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;
●	overseeing the evaluation of our board of directors and its committees;
●	considering, and making recommendations to our board of directors regarding, the composition of our board of directors and its committees;
●	reviewing developments in corporate governance practices;
●	evaluating the adequacy of our corporate governance practices and reporting; and
●	developing, and making recommendations to our board of directors regarding, corporate governance guidelines and matters.

Each of the members of our nominating and corporate governance committee meets the requirements for independence under the listing standards of Nasdaq. The nominating and corporate governance committee held one meeting in 2024.

Compensation Committee Interlocks and Insider Participation

In 2024, Mr. Benhamou and Mr. Carney served as members of our compensation committee. None of the members of our compensation committee is or has been an officer or employee of Grid Dynamics. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or board of directors.

Insider Trading Policy

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, among others, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq listing standards. Except under limited circumstances, persons subject to the policy may not engage in any transaction of our securities while aware of material nonpublic information relating to the Company. The insider trading policy also implements quarterly trading blackout periods and allows for special blackout periods to limit the likelihood of trading at times with significant risk of insider trading exposure. In addition, subject to limited exceptions, such persons subject to our insider trading policy are prohibited from engaging in any transaction involving our securities without first obtaining pre-clearance from our compliance officer.

Our insider trading policy also includes Rule 10b5-1 trading plan guidelines that permit trading pursuant to Rule 10b5-1 trading plans (“10b5-1 plans”). Under these guidelines, among other restrictions, 10b5-1 plans may only be adopted or modified when the person adopting the trading plan is not aware of any material nonpublic information and there is an open trading window. In addition, the first trade under a 10b5-1 plan may not occur until the completion of a cooling off period in compliance with SEC rules.

The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the compensation committee’s process for making pay decisions, as well as its rationale for specific decisions related to the year ended December 31, 2024.

Name	Position
Leonard Livschitz	Chief Executive Officer and Director
Anil Doradla	Chief Financial Officer
Yury Gryzlov	Chief Operating Officer and Chief Executive Officer of Grid Dynamics Europe

Executive Summary

Grid Dynamics is a leading provider of technology consulting, platform and product engineering, and advanced analytics services. Fusing technical vision with business acumen, we enable positive business outcomes for enterprise companies undergoing business transformation by solving their most pressing technical challenges. A key differentiator is our eight years of experience and leadership in enterprise artificial intelligence (“AI”), supported by profound expertise and ongoing investment in data, analytics, cloud & DevOps, application modernization, and customer experience. Founded in 2006, Grid Dynamics is headquartered in Silicon Valley with offices across the Americas, Europe, and India.

2024 Business Highlights

With our continued focus on scaling, both in sales and technology, our revenues in 2024 were the highest in our history. This remarkable result was driven by customers, both existing and new, across various industry verticals.

●	Revenue — Total revenues were $350.6 million, an increase of 12.0% year-over-year.
●	GAAP Net Income — GAAP net income attributable to common stockholders was $4.0 million compared to GAAP net loss attributable to common stockholders of $(1.8) million in 2023.
●	Non-GAAP EBITDA — Non-GAAP EBITDA (earnings before interest, taxes, depreciation, amortization, other income, net, fair value adjustments, stock-based compensation, and transaction and transformation-related costs as well as geographic reorganization expenses), a non-GAAP metric, was $52.5 million, compared with $44.2 million in 2023.
●	Customers — We continued to gain new customers in 2024 and increased deal activity with our existing customers across industry verticals. Our customers, new and existing, contributed to our strong results. This is a testament of our differentiation, technical competency and the business value we bring to our customers.
●	Continuing to Scale — We continued to scale our delivery locations in 2024, furthering our “follow-the-sun” strategy across Europe, India, and the Americas. As part of this strategy, we acquired Juxt in the U.K. and Mobile Computing in Argentina.

2024 Say-on-Pay and Stockholder Engagement

At our 2024 Annual Meeting, stockholders strongly supported our executive compensation program, with 98% of those voting in favor of our Say-on-Pay advisory vote. This outcome reflects the alignment of our program with stockholder expectations and reinforces our commitment to listening to and acting on feedback.

Throughout 2024 and continuing into 2025, the Company remained actively engaged with stockholders in the United States and around the world to gather their perspectives on a range of matters, including executive compensation, Company performance, governance practices, and long-term strategy. These conversations are an important part of our governance approach and reflect our ongoing commitment to listening and responding to stockholder feedback. We expect to continue this dialogue on a regular basis as we evaluate and refine our executive compensation practices.

As we disclosed in our most recent proxy statement, during 2023, we engaged extensively with our largest stockholders, collectively representing over 30% of our outstanding shares unaffiliated with members of our Board, to listen to their concerns. Members of our senior management team, and in some cases the chair of the compensation committee, participated in these discussions, which provided valuable insights into stockholders’ perspectives on our compensation philosophy, incentive structures, performance metrics, and governance practices. The feedback from these dialogues was shared with the full Board and informed our efforts to enhance our compensation programs. In addition, with support from our independent compensation consultant, the compensation committee conducted a thorough review of our executive compensation program. This review focused on balancing competitive market practices, stockholder expectations, governance standards, and our business strategy. The compensation committee continued to utilize our independent compensation consultant in 2024 to examine and assess the effectiveness of our compensation program throughout the year.

As a result of this process, we implemented several key changes to the program for 2024, which are summarized below. These updates reflect our ongoing commitment to maintaining a compensation program that aligns with stockholder interests, supports long-term value creation, and seeks to attract and retain top talent.

What We Heard	What We Did
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

Annual Cash Incentives		Long-Term Equity Incentives (Performance Stock Units)
Metric	Weight	Metric	Weight
Revenue ($)	50%	Year-over-year revenue growth (%)	50%
Non-GAAP EBITDA ($)	50%	Contribution margin (%)	50%
		Contribution margin is gross margin for revenue (as adjusted for certain items).
		Relative total stockholder return vs. the Russell 2000 index (“rTSR”)	Modifier (up to +/- 20%)
		Relative revenue compound annual growth vs. the Russell 2000 index (“rCAGR”)	Modifier (up to +/- 20%)

Stockholders would like to see maximum payout opportunities for long-term incentive awards targeted closer to market practices

Performance stock units (“PSUs”) granted under our long-term incentive plan vest up to 200% of target, with the potential for further adjustment up or down based on rTSR and rCAGR performance (up to +/- 20% for each modifier). This structure applies to the CEO and all other NEOs and is consistent with our 2024 Compensation Peer Group identified below and broader market practices.

Stockholders prefer to see an emphasis on performance-based equity

The compensation committee prioritized performance-based equity using a mix of 55% PSUs and 45% restricted stock units (“RSUs”). This approach places a significant focus on awards that are earned only if specific performance objectives are achieved and rTSR and rCAGR outpace the market. It also balances the Company’s talent retention objectives while maintaining a direct link to stock price.

Stockholders prefer to see longer performance measurement periods for long-term equity incentive awards

Performance criteria for PSUs will measure year-over-year revenue growth and contribution margin performance over the course of a three-year period. Accordingly, one-third of our NEOs’ PSUs are eligible to vest each year, with an initial vesting amount ranging from 0% to 200% of target determined based on actual results. After the initial vesting level has been determined based on actual results, a modifier is applied based on rTSR and rCAGR results for one-, two- and three-year performance over the performance period.

We measure performance annually because we operate in a business environment in which forecasting multi-year performance is extremely difficult. This approach allows us to maintain a clear focus on our critical, shorter-term growth objectives while still driving accountability for executing on our long-term vision of sustainable growth and value creation. In addition, using multi-year vesting requirements and linking our NEOs’ compensation to our stock strongly aligns management’s long-term interests with those of our stockholders.

2024 Compensation Highlights

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

Our executive compensation program has three primary elements: base salary, incentives in the form of annual cash bonuses, paid quarterly, under our Corporate Bonus Plan, and long-term equity incentives in the form of PSUs and RSUs. Each of these compensation elements serves a specific purpose in our compensation strategy. Base salary is an essential component to any market-competitive compensation program. Incentives in the form of annual cash bonuses, paid quarterly, under our Corporate Bonus Plan, reward the achievement of short-term goals, while long-term equity incentives drive our NEOs to focus on long-term sustainable stockholder value creation.

Based on our performance and consistent with the design of our program, our compensation committee and Board made the following executive compensation decisions for 2024:

Compensation Element	Highlights
Base Salary	In 2024, none of the NEOs received base salary increases, except for Mr. Doradla. The compensation committee approved Mr. Doradla’s increase to better align his base salary with the market.
Cash Incentives

Our NEOs are eligible to receive payments under our Corporate Bonus Plan, which provides that eligible participants, including the NEOs, earn annual cash bonuses, paid quarterly, based on achievement of our financial performance objectives. Performance targets are established based on a combination of pre-determined goals, which included equally weighted revenue and non-GAAP EBITDA targets for 2024. The Company exceeded these performance targets in three quarters during 2024, achieving 85%, 122%, 128% and 113% of the quarterly performance targets for each of the three months ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, respectively. Accordingly, in three of the four quarters of 2024, our NEOs received quarterly cash incentive payments that surpassed their target bonus opportunities under our Corporate Bonus Plan.

Long-Term Equity Incentives

For 2024, the long-term equity incentive awards granted to the NEOs were structured with a mix of 55% PSUs and 45% RSUs to achieve a balance between performance alignment and retention. The 2024 grant was designed to cover a three-year performance period with respect to granted PSUs, and a three-year service period with respect to granted RSUs. Consolidating the awards into a single, larger grant, enhances consistency and predictability for participants and stockholders, while encouraging a long-term perspective.

In February 2025, the compensation committee and Board certified the achievement of the 2024 performance goals for year-over-year revenue growth and contribution margin. This performance resulted in the vesting of 160% of the target number of PSUs for the first year of the three-year performance period (one-third of the award). Additionally, the rTSR and rCAGR modifiers were assessed at approximately the 83rd and 60th percentiles. This resulted in a 20% rTSR modifier and a 10% rCAGR modifier, resulting in a 30% upward adjustment to the vesting PSUs, and resulted in earned PSUs of 208% of target.

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

Best Compensation Practices & Policies

We also believe the following practices and policies within our program promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do		What We Don’t Do
✓	Emphasize variable pay over fixed pay—the majority (97%) of the CEO’s target compensation is “at-risk” and directly tied to our financial results and stock performance	✘	No tax gross ups other than for qualified relocation expenses
✓	Maintain anti-hedging and anti-pledging policies	✘	No option or stock appreciation rights granted below fair market value
✓	Provide for “double-trigger” equity award vesting and severance benefits upon a change in control	✘	No supplemental executive retirement plans except in jurisdictions where statutorily required
✓	Use an independent compensation consultant	✘	No significant perquisites
✓	Responsible use of equity awards under our long-term incentive program	✘	No timing the release of material nonpublic information for purposes of affecting the value of long-term equity incentives
✓	Pay for performance philosophy and culture
✓	Maintain a compensation recovery (clawback) policy

Executive Compensation Decision-Making Process

The Role of the Compensation Committee. Our Board established a compensation committee to discharge its responsibilities relating to our executive compensation policies and programs. Our compensation committee oversees the executive compensation program for our NEOs. The compensation committee is comprised of independent, non-employee members of the Board and works closely with its independent consultant and management to examine the effectiveness of our executive compensation program throughout the year. Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our Board on its discussions, decisions and other actions. Our compensation committee reviews, evaluates and recommends to the Board the compensation of our chief executive officer. Our compensation committee also reviews, approves and administers our incentive compensation plans, equity compensation plans, and such other plans as are designated from time to time by the Board. Details of the compensation committee’s authority and responsibilities are specified in its charter, which may be accessed at our website at https://ir.griddynamics.com/corporate-governance.

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

The Role of Peer Group Companies. Our compensation committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies. The compensation committee regularly reviews the Company’s peer group to ensure it reflects organizations that are most relevant for benchmarking executive compensation. For the purposes of setting 2024 compensation levels, the compensation committee assessed potential comparators to evaluate the degree to which the current peer companies have kept pace with our growth and evolution. The compensation committee also took into consideration the broader marketplace to identify appropriate and relevant additions and removals from the current peer companies. New companies were added to the peer group to maintain relevance and ensure alignment with our size, industry, and competitive landscape, while several companies were removed due to acquisition or significant changes in their business status or market capitalization:

Additions	Removals
Fastly, Inc.	Benefitfocus.com, Inc.
The Hacket Group	ChannelAdvisor Corporation
Information Services Group, Inc.	LivePerson, Inc.
N-able, Inc.	Upland Software, Inc.
SolarWinds Corporation	Mandiant, Inc. (reference peer)
Varonis Systems, Inc.

In conjunction with the recommendation of Pearl Meyer, the compensation committee took into account publicly available data for the peer companies (the “2024 Compensation Peer Group”) listed below along with industry specific survey data, where appropriate. Selection criteria for determining and reviewing the 2024 Compensation Peer Group, used to establish the competitive market for the NEOs, generally include:

●	Industry: IT consulting and services, systems software and applications software companies.
●	Size: Companies with revenues ranging from $100 to $800 million and market capitalization between $100 million and $6 billion.

The 2024 Compensation Peer Group is listed below. Grid Dynamics is positioned at the 35th percentile in revenue and the 32nd percentile in market capitalization as of September 2024.

Peer Companies		Peer Data As of September 2024
Agilysys, Inc.	Model N, Inc.	($ in millions)
American Software, Inc.	N-able, Inc.	Percentile	Revenue	Market Cap
BlackLine, Inc.	PagerDuty, Inc.	25th	$266	$816
eGain Corporation	Progress Software Corporation
Endava plc	PROS Holdings, Inc.	Median	$449	$2,029
Fastly, Inc.	Qualys, Inc.
The Hackett Group, Inc.	Rapid7, Inc.	75th	$678	$3,069
Information Services Group, Inc.	SolarWinds Corporation	Grid Dynamics	$318	$1,067
JFrog Ltd.	TechTarget, Inc.	% Rank	35	32
LiveRamp Holdings, Inc.	Varonis Systems, Inc.
	Workiva Inc

Our compensation committee also reviewed equity information from a group of “reference companies,” including EPAM Systems, Inc. and Globant S.A.

It is important to note that market data is not the sole determinant in setting pay levels for the NEOs. Actual pay levels can be above or below the targeted levels depending on factors such as experience, individual or Company performance, tenure, employee potential, unique skills, the position and responsibilities of the position, criticality of the position to our Company, recommendations of our CEO and other factors. In general, our compensation committee desires to balance general internal and external equity and reserves the right to use discretion to deviate when necessary to recruit employees and/or retain the right talent.

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

Our compensation committee takes into account factors such as competitive market data as well as individual performance, experience, tenure, internal equity, individual roles and responsibilities and employee potential. For 2024, none of the NEOs received salary increases, except for Mr. Doradla. The compensation committee approved Mr. Doradla’s increase to better align his base salary with the market. The NEOs’ salaries for 2023 and 2024 were as follows:

Name	2023	2024	% Adjustment
Leonard Livschitz	$800,000	$800,000	0%
Anil Doradla	$300,000	$350,000	16.76%
Yury Gryzlov(1)	$475,200	$442,840	0%
(1)

For 2023, Mr. Gryzlov’s base salary of 400,000 Swiss francs has been converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023. For 2024, Mr. Gryzlov’s base salary of 400,000 Swiss francs has been converted into U.S. dollars at the exchange rate of 1.1071 U.S. dollars per Swiss franc on December 31, 2024.

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

Bonus amounts earned are paid following the end of each calendar quarter based on the achievement of our financial performance objectives. The target bonus opportunities are expressed as a percentage of annual base salary and were established by the NEO’s level of responsibility and their ability to impact overall results. Target award opportunities for 2024 were as follows:

		Bonus Target
		(% of
	2024 Base	Base	Bonus at
Name	Salary	Salary)	Target
Leonard Livschitz	$800,000	100%	$800,000
Anil Doradla	$350,000	50%	$175,000
Yury Gryzlov(1)	$442,840	50%	$221,420
(1)

Mr. Gryzlov’s base salary of 400,000 Swiss francs and bonus at target of 200,000 Swiss francs have been converted into U.S. dollars at the exchange rate of 1.1071 U.S. dollars per Swiss franc on December 31, 2024.

2024 Financial Performance Metrics, Weightings and Results.

For purposes of the Corporate Bonus Plan in 2024, the compensation committee considered two corporate performance measures, which are weighted equally: quarterly revenue and non-GAAP EBITDA. The compensation committee believed this mix of performance measures was appropriate for our business given the criticality of Company growth in 2024, which the committee believes most directly influences long-term stockholder value. At the same time, the compensation committee established target performance levels for these measures that the committee believed to be challenging, but attainable, through the successful execution of our annual operating plan. Revenue growth targets were aligned with industry expectations, with annual target revenue set at a higher level than 2023 actual results. The following table shows, by quarter in 2024, our actual achievement of quarterly revenue and non-GAAP EBITDA, the resulting combined achievement percentage and the resulting quarterly cash bonus payments for each NEO.

	Actual Achievement of
	Corporate Performance Measures			Actual Payout to NEOs
		Non-GAAP
		EBITDA(1)	Total
		(as a	Achievement
	Revenue	percentage of	Relative to	Leonard	Anil	Yury
	(in millions)	revenue)	Target	Livschitz	Doradla	Gryzlov(2)
Three months ended March 31, 2024	$79.8	12.1%	85%	$170,000	$35,063	$34,120
Three months ended June 30, 2024	$83.0	14.1%	122%	$244,000	$50,325	$72,758
Three months ended September 30, 2024	$87.4	17.0%	128%	$256,000	$52,800	$75,708
Three months ended December 31, 2024	$88.1	15.1%	113%	$226,000	$49,438	$62,548
Total				$896,000	$187,626	$245,134
(1)

We calculate Non-GAAP EBITDA based on net income/(loss) before interest income/(expense), provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to our merger and acquisition and capital-raising activities), impairment of long-lived assets, restructuring costs, one-time charges, and non-operating income/(expenses), net (which includes mainly foreign currency transaction gains and losses, fair value adjustments and other miscellaneous expenses). An interim estimate of this metric is presented to the Board on a quarterly basis to determine the total achievement relative to target presented.

(2)

The actual payment of Mr. Gryzlov’s bonus was 216,777 Swiss francs, converted in the table above into U.S. dollars reflecting a blended exchange rate of approximately 1.1308 U.S. dollars per Swiss franc for 2024 based on the average of the exchange rates on the last day of each calendar quarter of 2024.

Long-Term Equity Incentives

A significant portion of our NEO’s annual compensation is provided in the form of long-term equity incentives that emphasize long-term stockholder value creation and the retention of a strong executive leadership team. Long-term equity incentives are intended to align the interests of award recipients with those of stockholders since the value of the award is driven by the value of our stock price. For 2024, long-term incentives were granted using a mix of 55% PSUs and 45% RSUs (as shown in the table below). This approach places a significant focus on awards that are earned only if specific performance objectives are achieved, and relative rTSR and relative rCAGR outpace the Russell 2000 index. It also balances the Company’s talent retention objectives while maintaining a direct link to stock price.

Equity Vehicle	Weight	Design At-a-Glance
PSUs	55%

•

Measures year-over-year revenue growth and contribution margin performance over the course of a three-year period.

•

One-third of our NEOs’ PSUs are eligible to vest each year, in an amount ranging from 0% to 200% of target, based on actual results.

•

PSUs that vest based on actual results at up to 200% of target are subject to further adjustment up or down based on rTSR and rCAGR performance, both measured against the Russell 2000 index.

•

The total PSUs earned will be adjusted at the conclusion of the applicable performance period based on rTSR and rCAGR results for one-, two- and three-year performance over the performance period.

RSUs	45%	• One-third of RSUs vest on the first anniversary of the grant date and one-twelfth quarterly thereafter.

2024 3-Year Target Long-Term Equity Incentive Award Grants. The 2024 grant is designed to cover a three-year performance period with respect to PSUs, and a three-year service period with respect to RSUs. By consolidating the awards into a single, larger grant, the compensation committee enhances consistency and predictability for participants and stockholders, while encouraging a long-term perspective. The table below shows the values for the 3-year target long-term equity incentive awards granted in 2024 for each of the NEOs:

	2024 3-Year Equity Awards
	RSUs		PSUs
	Shares at		Shares at
	Target		Target
Name	(#)	$ Value(1)	(#)	$ Value(2)
Leonard Livschitz	800,000	$10,664,000	960,000	$13,932,800
Anil Doradla(3)	60,000	$799,800	72,000	$1,044,960
Yury Gryzlov	80,000	$1,066,400	96,000	$1,393,280
(1)	Award amounts for the RSUs were determined based on the closing price of our common stock on December 29, 2023, the last trading day before the January 1, 2024 date of grant, which was $13.33.
(2)	The amounts in this column represent the aggregate grant date fair value of PSUs granted to the NEO in 2024 computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to our audited consolidated financial statements for the year ended December 31, 2024. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the PSUs or the sale of the common stock underlying such awards.
(3)	On October 21, 2024, the compensation committee also approved a grant of 20,000 time-based RSUs, with a value of $320,800, to Mr. Doradla to better align his equity compensation with the market. The award amount was determined based on the closing price of our common stock on the date of grant, which was $16.04. This award vests one-third on the first anniversary of the grant date and one-twelfth quarterly thereafter. This grant is not included in the table above.

A Closer Look at PSUs. PSUs are designed to reward sustainable growth and profitability while aligning long-term equity incentives with stockholder interests. PSUs are earned based on two equally weighted metrics: 50% year-over-year revenue growth (%) and 50% contribution margin (%), ensuring a balanced focus on top-line growth and efficient operations.

For the 2024–2026 performance period, the compensation committee set targets that are more ambitious than those established in 2023, reflecting the Company’s growth into a larger and more complex organization. These goals are designed to challenge the NEOs to deliver superior performance over a longer timeframe, reinforcing the Company’s commitment to sustainable value creation. To achieve target performance levels, the Company must deliver double-digit revenue growth, a significant challenge given the competitive and dynamic market environment. This ensures that the performance goals are not only ambitious but also aligned with the Company’s long-term strategic priorities. Similarly, the contribution margin target requires a strong focus on operational efficiency and disciplined cost management to balance top-line growth with profitability. By setting these rigorous targets, the compensation committee underscores its emphasis on tying executive compensation to meaningful and measurable outcomes.

To further reinforce long-term value creation, PSUs are also subject to adjustments based on rTSR and rCAGR, both measured against the Russell 2000 index. As shown below, these adjustments are assessed at the one-, two-, and three-year marks within the performance period, ensuring that compensation outcomes reflect sustained performance and competitive standing over time.

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

PSUs earned for 2024. In February 2025, the compensation committee and Board certified the achievement of the 2024 performance goals for year-over-year revenue growth and contribution margin. This performance resulted in the vesting of 160% of the target number of PSUs for the first year of the three-year performance period (one-third of the award). Additionally, the rTSR and rCAGR modifiers were assessed at approximately the 83rd and 60th percentiles. This resulted in a 20% rTSR modifier and a 10% rCAGR modifier, totalling a 30% upward adjustment to the earned PSUs, resulting in earned PSUs of 208% of target.

	Target	Total Vested
	Number of	Number of
Name	Shares	Shares
Leonard Livschitz	320,000	665,600
Anil Doradla	24,000	49,920
Yury Gryzlov	32,000	66,560

Timing of Long-Term Equity Incentive Awards. Long-term equity incentive awards to our NEOs are designed to cover a three-year performance period. When the compensation committee determines to make any grants of long-term equity incentive awards, they are granted on a quarterly basis at the time of the compensation committee’s regularly scheduled quarterly meetings. We do not currently grant awards of stock options, stock appreciation rights, or similar option-like equity awards. Accordingly, we do not have a specific policy or practice on the timing of grants of such awards in relation to the disclosure of material nonpublic information by us, which would require disclosure under Item 402(x) of Regulation S-K. In the event we determine to grant new long-term equity incentive awards of stock options or similar equity awards in the future, our compensation committee will evaluate the appropriate steps to take in relation to the foregoing. We have not timed the release of material nonpublic information for purposes of affecting the value of executive compensation.

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

Perquisites, Retirement, and Other Benefits

We generally do not provide perquisites or other benefits to our executive officers other than those available to employees generally. All of our NEOs are eligible to participate in our employee benefit plans, including medical, dental, vision, and life insurance plans, in each case on the same basis as all of our other employees. We contribute to statutorily mandated retirement plans covering our employees outside of the United States and have established a 401(k) tax-deferred savings plan, which permits participants, including our executive officers, to make contributions up to applicable annual statutory limits by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and subject to limitations under the Employee Retirement Income Security Act.

Severance and Change in Control Benefits

Effective upon consummation of our business combination in March 2020 (the “Business Combination”), we entered into employment agreements with certain of our officers, including our current NEOs (as amended, the “Employment Agreements”). Each Employment Agreement generally provides, with respect to each officer, the following terms: (i) at-will employment, (ii) the annual base salary, (iii) eligibility to receive annual incentive bonuses at our discretion and related targeted payment, (iv) initial grant of equity awards by the Company and eligibility to be granted future equity awards by the Company in the discretion of its board of directors, (v) an initial term for the agreement of four years with successive one-year renewal terms unless either party provides timely notice of non-renewal, (vi) severance payments upon a termination without cause (excluding death or disability) or resignation for “good reason” (as defined in the agreement) and (vii) eligibility for enhanced “double-trigger” severance upon such terminations that occur within the three month period prior to or the 12 month period following a “change in control” (as defined in the agreement). Severance payments are generally comprised of: (i) a lump-sum payment equal to 24 months of base salary for Mr. Livschitz, 12 months of base salary for Mr. Doradla, and 12 months of base salary for Mr. Gryzlov, (ii) a lump-sum payment equal to 100% with respect to Mr. Livschitz, 50% with respect to Mr. Doradla, or 50% with respect to Mr. Gryzlov, of the current annual maximum bonus target amount, (iii) reimbursement for the monthly premiums for COBRA continuation coverage (or its equivalent) for a period of 24 months for Mr. Livschitz, 12 months for Mr. Doradla, and 12 months for Mr. Gryzlov, and (iv) for severance unrelated to a change in control, one year of accelerated vesting of outstanding unvested equity awards on the termination date.

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

Compensation Risk Assessment

It is our belief that a majority of an executive’s total compensation should be variable “at risk” compensation, meaning it is tied to our financial performance. However, because performance-based incentives play a large role in our compensation program, we strive to ensure that incentives do not result in actions that may conflict with the long-term best interests of the Company and our stockholders. Therefore, our compensation committee evaluated all of our plans and policies (applicable to executives and employees below the executive level) in April 2025 for attributes that could cause excessive risk-taking. We concluded that our programs and policies do not encourage excessive risk-taking because: (a) the salary component of our program is a fixed amount; (b) the majority of the average compensation paid to our executive officers is delivered in the form of equity ownership, which aligns the interest of our executives with those of our stockholders; and (c) the Corporate Bonus Plan and long-term equity incentives are designed with risk-mitigating characteristics such as (i) maximum award payouts based on the attainment of various and continually evolving financial objectives which diversify risks associated with a single indicator of performance, (ii) our equity-based incentives encourage a longer-term focus through multi-year vesting periods, (iii) our risk-mitigating policies in place such as insider trading and hedging prohibitions, and (iv) review and approval of final awards and quarterly updates by our compensation committee and our Board.

Compensation Committee Report

The compensation committee of the board of directors, which is composed solely of independent members of the board of directors, assists the board in fulfilling its responsibilities regarding compensation matters and, pursuant to its charter, is responsible for determining the compensation of our executive officers. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with management. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2024.

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

Non-Employee Director Compensation

Our board of directors has adopted an Outside Director Compensation Policy (the “Policy”), pursuant to which: (i) each outside director will be paid an annual cash retainer of $40,000, an initial grant of restricted stock units with a grant date fair market value of $75,000, and an annual grant of restricted stock units with a grant date fair market value of $75,000, (ii) the non-executive chairperson of the board will be paid an additional annual cash fee of $20,000 and granted an additional grant of restricted stock units with a grant date fair market value of $20,000, (iii) the lead outside director will be paid an additional annual cash fee of $20,000 and granted an additional grant of restricted stock units with a grant date fair market value of $20,000, (iv) the chair of the audit, compensation and nominating and corporate governance committees will be paid an additional annual cash fee of $20,000, $15,000 and $15,000, respectively, and (v) members of the audit, compensation and nominating and corporate governance committees that are not serving as the chair of such committee, will be paid of an additional annual cash fee of $15,000, $10,000 and $10,000, respectively.

Our board of directors updated the Policy effective January 1, 2025. Pursuant to the updated Policy: (i) the additional annual grant of restricted stock units to each of the non-executive chairperson and the lead outside director will increase from a grant date fair market value of $20,000 to a grant date fair market value of $30,000, (ii) the chair of the audit, compensation and nominating and corporate governance committees will be granted an additional annual grant of restricted stock units with a grant date fair market value of $40,000, and (iii) members of the audit, compensation and nominating and corporate governance committees that are not serving as the chair of such committee, will be granted an additional grant of restricted stock units with a grant date fair market value of $30,000.

Notwithstanding the foregoing, no outside director may be paid, issued or granted, in any fiscal year of the Company, cash compensation and equity awards with an aggregate value greater than $600,000.

The table below shows the total compensation earned by our non-employee directors for the fiscal year ended December 31, 2024.

	Fees Earned
	or Paid in	Stock
	Cash	Awards	Total
Name	($)	($)(1)	($)
Eric Benhamou	80,000	74,982	154,982
Lloyd Carney	85,000	94,994	179,994
Marina Levinson	55,000	74,982	129,982
Patrick Nicolet	40,000	74,982	114,982
Michael Southworth	60,000	74,982	134,982
Weihang Wang	40,000	74,982	114,982
Yueou Wang	40,000	74,982	114,982
Shuo Zhang	55,000	74,982	129,982
(1)	The amounts in this column represent the aggregate grant date fair value of RSU awards granted to the director in the fiscal year computed in accordance with FASB ASC Topic 718. For a discussion of our assumptions in determining the grant date fair value of our equity awards see the notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2024 included in the Original Filing.

Summary Compensation Table

Grid Dynamics’ NEOs for 2024 are Leonard Livschitz, Chief Executive Officer, Anil Doradla, Chief Financial Officer, and Yury Gryzlov, Chief Operating Officer and Chief Executive Officer of Grid Dynamics Europe. The following table presents summary information regarding the total compensation for the years ended December 31, 2024, 2023 and 2022 for Mr. Livschitz, Mr. Doradla, and Mr. Gryzlov:

			Non-Equity
			Incentive Plan	Option	Stock	All Other
		Salary	Compensation	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)	($)(2)	($)(3)	($)
Leonard Livschitz,	2024	800,000	896,000	—	24,596,800	12,085	26,304,885
Chief Executive Officer	2023	800,000	1,022,000	—	3,989,003	11,317	5,822,320
	2022	733,333	1,342,500	—	22,579,813	6,841	24,662,487

Anil Doradla,	2024	320,000	187,626	—	2,165,560	3,864	2,677,050
Chief Financial Officer	2023	300,000	182,850	—	387,529	3,612	873,991
	2022	300,000	276,375	—	2,749,621	3,372	3,329,368

Yury Gryzlov(4),	2024	442,840	245,134	—	2,459,680	196,984	3,344,638
Chief Operating Officer and	2023	475,200	289,762	—	387,529	210,311	1,362,802
Chief Executive Officer of	2022	369,488	357,010	—	2,749,621	52,982	3,529,101
Grid Dynamics Europe

(1)The amounts included in this column reflect payments earned in 2024, 2023 and 2022, as applicable, under the Company’s Corporate Bonus Plan as described below.

(2)The amounts in this column represent the aggregate grant date fair value of RSUs and PSUs granted to the NEO in 2024, 2023 and 2022, as applicable, computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2024 included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the PSUs, or the sale of the common stock underlying such awards. The grant date fair market value for the PSUs assuming the maximum payout would have been $39,011,840 for Mr. Livschitz, $2,925,888 for Mr. Doradla and $3,901,184 for Mr. Gryzlov.

(3)The amounts included in this column for 2024 for Mr. Livschitz include the costs of ArmadaCare supplemental executive medical premiums paid by the Company on behalf of Mr. Livschitz and his family. The amounts included in this column for 2024 for Mr. Gryzlov include (i) 104,468 Swiss francs paid in statutorily required employer contribution to the occupational pension plan (BVG) covering Mr. Gryzlov, which is shown here converted into U.S. dollars at the exchange rate of 1.1071 U.S. dollars per Swiss franc on December 31, 2024, (ii) $24,913 for certain medical insurance costs paid by the Company on behalf of Mr. Gryzlov and his family, (iii) $43,282 in education expenses paid by the Company on behalf of Mr. Gryzlov and his family, and (iv) $13,132 in automobile expenses paid by the Company on behalf of Mr. Gryzlov and his family.

(4)

Mr. Gryzlov’s 2024 base salary was 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.1071 U.S. dollars per Swiss franc on December 31, 2024. Mr. Gryzlov’s 2023 base salary was 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023. Mr. Gryzlov’s 2022 base salary was 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022. The actual payment of Mr. Gryzlov’s 2024 bonus was 221,420 Swiss francs, shown here converted into U.S. dollars at the exchange rate of 1.1071 dollars per Swiss franc on December 31, 2024. The actual payment of Mr. Gryzlov’s 2023 bonus was 243,908 Swiss francs, shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023. The actual payment of Mr. Gryzlov’s 2022 bonus included 89,000 Swiss francs for the three months ended September 30, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022, 84582.96 Swiss francs for the three months ended December 31, 2022, shown here converted into U.S. dollars at the exchange rate of 1.0816 U.S. dollars per Swiss franc on December 31, 2022 and $169,263.

2024 Grants of Plan-Based Awards

The following table summarizes information regarding the incentive awards granted to each of Grid Dynamics’ NEOs in 2024:

									All Other	Grant
									Stock	Date
									Awards:	Fair
						Estimated Future Payouts			Number of	Value of
			Estimated Future Payouts Under			Under			Shares of	Stock
			Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)			Stock or	and Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)	($)
Leonard Livschitz	—		—	800,000	1,600,000	—	—	—	—	—
	1/1/2024		—	—	—	480,000	960,000	2,688,000	—	13,932,800
	1/1/2024	(3)							800,000	10,664,000

Anil Doradla	—		—	175,000	350,000	—	—	—	—	—
	1/1/2024					36,000	72,000	201,600		1,044,960
	1/1/2024	(3)	—	—	—		—	—	60,000	799,800
	10/28/2024	(4)	—	—	—	—	—	—	20,000	320,800

Yury Gryzlov	—		—	221,420	442,840	—	—	—	—	—
	1/1/2024					48,000	96,000	268,800		1,393,280
	1/1/2024	(3)	—	—	—	—	—	—	80,000	1,066,400
(1)

Amounts in the “Estimated Payouts Under Non-Equity Incentive Plan Awards” columns relate to cash incentive opportunities under our Corporate Bonus Plan based upon the achievement of corporate performance goals over each quarter fiscal year 2024. For Mr. Doradla his target cash incentive opportunity increased from $165,000 to $175,000 effective October 1, 2024 to better align his compensation with the market, so the amounts reported in this column for him reflect this increased amount. The actual amounts paid to our named executive officers are set forth in the “2024 Summary Compensation Table” above, and the calculation of the actual amounts paid is discussed more fully in the section titled “Compensation Discussion and Analysis — Cash Incentives.”

(2)

Amounts in the “Estimated Payouts under Equity Incentive Plan Awards” columns relate to the PSUs granted on January 1, 2024 under our 2020 Equity Incentive Plan. The grant date value of the PSUs has been computed in accordance with FASB ASC Topic 718 based on the closing price of our common stock on December 29, 2023, the last trading day before the January 1, 2024 date of grant, which was $13.33. Fifty percent (50%) of the PSUs vest based on the achievement of performance relating to specified levels of year-over-year revenue growth and fifty percent (50%) of the PSUs vest based on the achievement of performance relating to specified contribution margins, as measured annually at the conclusion of each year of the three-year performance period running from fiscal year 2024 to fiscal year 2026, in each case, subject to certain adjustments for rTSR and rCAGR as measured against the Russell 2000 index. For a discussion of the details of the vesting applicable to the PSUs and calculation of the payouts, see the section titled “Compensation Discussion and Analysis — Long-Term Equity Incentives.”

(3)

Represents RSUs granted under the 2020 Equity Incentive Plan on January 1, 2024. The grant date value of the RSUs has been computed in accordance with FASB ASC Topic 718 based on the closing price of our common stock on December 29, 2023, the last trading day before the January 1, 2024 date of grant, which was $13.33. The RSUs vest over a three year period as discussed in the section titled “Compensation Discussion and Analysis — Long-Term Equity Incentives.”

(4)

Represents RSUs granted under the 2020 Equity Incentive Plan on October 28, 2024, following the compensation committee’s action to approve a grant to Mr. Doradla on October 21, 2024. The grant date value of the RSUs has been computed in accordance with FASB ASC Topic 718 based on the closing price of our common stock on October 21, 2024, the date on which the compensation committee approved the award. The RSUs vest over a three year period as discussed in the section titled “Compensation Discussion and Analysis — Long-Term Equity Incentives.”

Outstanding Equity Awards at 2024 Year-End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, as of December 31, 2024, for each of Grid Dynamics’ NEOs:

	Option Awards			Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
									Awards:	Payout
								Market	Number of	Value of
						Number of		Value of	Unearned	Unearned
		Number of	Number of			Shares or		Shares or	Shares or	Shares or
		Securities	Securities			Units of		Units of	Units of	Units of
		Underlying	Underlying	Option		Stock that		Stock that	Stock that	Stock that
		Unexercised	Unexercised	Exercise	Option	Have Not		Have Not	Have Not	Have Not
		Options (#) –	Options (#) –	Price	Expiration	Vested		Vested	Vested	Vested
Name	Grant Date	Exercisable	Unexercisable	($)	Date	(#)		($)(3)	(#)(4)	($)(5)
Leonard Livschitz	1/1/2024					800,000	(1)	17,792,000
	1/1/2024								1,331,200	34,318,336

Anil Doradla	3/13/2020	140,000		8.26	3/13/2030
	1/1/2024					60,000	(1)	1,334,400
	10/28/2024					20,000	(2)	444,800
	1/1/2024								99,840	2,573,875

Yury Gryzlov	11/12/2018	252,588		3.54	11/12/2028
	5/22/2019	46,518		3.54	5/22/2029
	5/22/2019	18,565		3.54	5/22/2029
	3/13/2020	140,000		8.26	3/13/2030
	1/1/2024					80,000	(1)	1,779,200
	1/1/2024								133,120	3,431,834

(1)One-third of the shares underlying these RSUs vested on January 1, 2025, and the remaining shares vest in eight equal quarterly installments thereafter, provided the participant’s service has not terminated prior to each such date.

(2)One-third of the shares underlying these RSUs will vest on October 28, 2025, and the remaining shares vest in eight equal quarterly installments thereafter, provided the participant’s service has not terminated prior to each such date.

(3)This amount reflects the fair market value of our common stock of $22.24 per share as of December 31, 2024, multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.

(4)

One-third of the shares underlying these PSUs vest upon our board’s certification of the achievement of certain performance metrics following the conclusion of each fiscal year of the 2024-2026 fiscal year performance period, with such certification to occur no later than March 1, 2025, March 1, 2026, and March 1, 2027 in respect of each tranche of eligible PSUs. Fifty percent (50%) of the PSUs eligible to vest in respect of each year of the performance period vest based on the achievement of performance relating to specified levels of year-over-year revenue growth and the remaining fifty percent (50%) vest based on the achievement of performance relating to specified contribution margins, in each case, subject to certain adjustments for rTSR and rCAGR as measured against the Russell 2000 index. For a discussion of the details of the vesting applicable to the PSUs and calculation of the payouts, see the section titled “Compensation Discussion and Analysis — Long-Term Equity Incentives.” In February 2025, the compensation committee of our board of directors and our board of directors certified the achievement of certain performance metrics, resulting in 208% of the target number of PSUs vesting on the certification date, resulting in the issuance of the following number of shares to the following individuals: 665,600 shares for Mr. Livschitz, 49,920 shares for Mr. Doradla and 66,560 shares for Mr. Gryzlov, with such target numbers reflected here. The amounts shown in the table above reflect the shares of our common stock that would become issuable to our NEOs in respect of the remaining two years of the performance period based on the actual results of the first year of the performance period that ended on December 31, 2024. Upon achievement of the performance metrics at maximum, the amounts reported in this column for each of Messrs. Livschitz, Doradla, and Gryzlov would be 1,792,000, 134,400, and 179,200, respectively.

(5)The amounts in this column represent the aggregate grant date fair value of PSUs granted to the NEO in 2024 computed in accordance with FASB ASC Topic 718 multiplied by the amount shown in the column for Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to our audited consolidated financial statements for the year ended December 31, 2024. Upon achievement of the performance metrics at maximum, the amounts reported in this column for each of Messrs. Livschitz, Doradla, and Gryzlov would be $46,197,760, $3,464,832, and $4,619,776, respectively.

Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table

Employment Agreements

As further described below, we have entered into employment agreements with each of our named executive officers. These agreements provide for at-will employment and generally include the named executive officer’s initial base salary, and an indication of eligibility for an annual cash incentive award opportunity.

Leonard Livschitz

We entered into an employment agreement with Mr. Livschitz dated January 24, 2020, as most recently amended effective as of April 28, 2022, pursuant to which he serves as our Chief Executive Officer, reporting directly to our board of directors. The agreement is for an initial term of four years, with automatic annual renewals after the expiration of such initial term, unless either party provides written notice of non-renewal to the other party at least 90 days prior to the date of automatic renewal.

The employment agreement, as amended, provides that Mr. Livschitz will receive an annual salary of $800,000 and will be eligible to receive a target annual bonus amount of $800,000 with the actual bonus based upon the actual level of achievement of annual Company and individual performance objectives for the applicable year, as determined by our compensation committee. His employment agreement also entitles him to certain payments and benefits upon a qualifying termination of his employment, including in connection with a change of control, the details of which are summarized in “Potential Payments upon Termination or Change of Control” below.

Mr. Livschitz is also subject to certain restrictive covenants during the term of his employment and thereafter, including indefinite confidentiality and invention assignment provisions, and an agreement to adhere to our conflict of interest policy.

Anil Doradla

We entered into an employment agreement with Mr. Doradla dated January 24, 2020, pursuant to which he serves as our Chief Financial Officer, reporting directly to Leonard Livschitz, our Chief Executive Officer. The agreement is for an initial term of four years, with automatic annual renewals after the expiration of such initial term, unless either party provides written notice of non-renewal to the other party at least 90 days prior to the date of automatic renewal.

The employment agreement provides that Mr. Doradla will receive an annual salary of $300,000 and will be eligible to receive a target annual bonus amount of $150,000 with the actual bonus based upon the actual level of achievement of annual Company and individual performance objectives for the applicable year, as determined by our compensation committee. On October 21, 2024, our compensation committee approved an increase in Mr. Doradla’s annual salary from $310,000 to $350,000 and an increase to his target annual bonus amount from $165,000 to $175,000 effective October 1, 2024 to better align his compensation with the market. His employment agreement also entitles him to certain payments and benefits upon a qualifying termination of his employment, including in connection with a change of control, the details of which are summarized in “Potential Payments upon Termination or Change of Control” below.

Mr. Doradla is also subject to certain restrictive covenants during the term of his employment and thereafter, including indefinite confidentiality and invention assignment provisions, and customary non-solicitation restrictions with respect to customers, employees, and contractors that apply for one year post-termination.

Yury Gryzlov

We entered into an employment agreement with Mr. Gryzlov effective as of July 15, 2022, pursuant to which he serves as our Chief Operating Officer, and the managing officer and Chief Executive Officer of Grid Dynamics Europe, reporting directly the Chief Executive Officer of Grid Dynamics Holdings, Inc. The agreement is for an initial term of two years, continuing for an indefinite period after the expiration of such initial term, unless either party provides written notice of non-renewal to the other party at least three months prior to the date of termination. Upon a change of control, the term of Mr. Gryzlov’s employment agreement will extend automatically through the date that is twelve months following the date of the change of control.

The employment agreement provides that Mr. Gryzlov will receive an annual salary of 400,000 Swiss francs and will be eligible to receive a target annual bonus amount of 200,000 Swiss francs with the actual bonus based upon the actual level of achievement of annual Company and individual performance objectives for the applicable year, as determined by our compensation committee. His employment agreement also entitles him to certain payments and benefits upon a qualifying termination of his employment, including in connection with a change of control, the details of which are summarized in “Potential Payments upon Termination or Change of Control” below.

Mr. Gryzlov is also subject to certain restrictive covenants during the term of his employment and thereafter, including indefinite confidentiality and invention assignment provisions, and customary non-compete restrictions that apply during the term of employment.

2020 Equity Incentive Plan and 2018 Stock Plan

In 2024, we maintained the 2020 Equity Incentive Plan (the “2020 Plan”) and 2018 Stock Plan (the “2018 Plan”), which were approved by our stockholders at a special meeting held on March 4, 2020 and at our Annual Meeting in November 2018, respectively. The compensation committee administers the 2020 Plan and 2018 Plan, and is authorized to, among other things, designate participants, grant awards, including cash-based awards that historically were intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code, determine the number of shares of Common Stock to be covered by awards and determine the terms and conditions of any awards, and construe and interpret the 2020 Plan and 2018 Plan and award agreements issued pursuant thereto. The 2020 Plan reserved 16,300,000 shares of our Common Stock for issuance, subject to any change in the outstanding Common Stock or the capital structure of the Company or any other similar corporate transaction or event. The 2018 Plan reserved 5,000,000 shares of our Common Stock for issuance, subject to any change in the outstanding Common Stock or the capital structure of the Company or any other similar corporate transaction or event.

Corporate Bonus Plan

For a summary of the material terms of our Corporate Bonus Plan, see “Compensation Discussion and Analysis — Cash Incentives” above.

Option Exercises and Stock Vested in 2024

The following table sets forth the number of shares of common stock acquired during 2024 by our NEOs upon the exercise of stock options or upon the vesting of RSUs, as well as the value realized upon such equity award transactions.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired	Realized
Name	Exercise (#)	Exercise ($)	on Vesting (#)	on Vesting ($)
Leonard Livschitz	—	—	249,980	3,000,586
Anil Doradla	—	—	42,853	509,404
Yury Gryzlov	—	—	42,853	509,404

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our NEOs participated in a nonqualified deferred compensation plan during fiscal 2024 except in jurisdictions where such plan is statutorily required.

Potential Payments upon Termination or Change in Control

Each Employment Agreement with our NEOs generally provides, with respect to each officer, the following terms: (i) at-will employment, (ii) the annual base salary, (iii) eligibility to receive annual incentive bonuses at the Board’s discretion and related targeted payment, (iv) initial grant of equity awards by the company and eligibility to be granted future equity awards by the company in the discretion of its board of directors, (v) an initial term for the agreement of four years with successive one-year renewal terms unless either party provides timely notice of non-renewal, (vi) severance payments upon a termination without “cause” (excluding death or disability) or resignation for “good reason” (each as defined in the agreement) and (vii) eligibility for enhanced “double-trigger” severance upon such terminations that occur within the three month period prior to or the 12 month period following a “change in control” (as defined in the agreement). Severance payments (including due to a double-trigger termination in connection with a change in control) are generally comprised of: (i) a lump-sum payment equal to 24 months of base salary for Mr. Livschitz, 12 months of base salary for Mr. Doradla, and 12 months of base salary for Mr. Gryzlov; (ii) a lump-sum payment equal to 100% with respect to Mr. Livschitz, 50% with respect to Mr. Doradla, and 50% with respect to Mr. Gryzlov, of the current annual maximum bonus target amount; (iii) reimbursement for the monthly premiums for COBRA continuation coverage (or its equivalent) for a period of 24 months for Mr. Livschitz, 12 months for Mr. Doradla, and 12 months for Mr. Gryzlov; and (iv) for severance unrelated to a change in control, one year of accelerated vesting of outstanding unvested equity awards on the termination date.

In addition, “double-trigger” change in control severance terms provide for full accelerated vesting of outstanding unvested equity awards. Such severance benefits are conditioned on the officer signing and not revoking a separation agreement and release of claims in favor of us within sixty (60) days of the officer’s termination date.

If any severance or other benefits provided for in an officer’s Employment Agreement or otherwise payable to such officer constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) and could be subject to the related excise tax under Section 4999 of the Code, such officer would be entitled to receive either full payment of the benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the officer.

Termination without Cause or Resignation
for
	Good Reason Outside of the Change in					Termination without Cause or Resignation for
	Control Period					Good Reason Within the Change in Control Period
			Value					Value of
			of Continued	Value of				Continued	Value of
			Health	Equity		Salary	Bonus	Health	Equity
	Salary	Bonus	Coverage	Acceleration		Severance	Severance	Coverage	Acceleration	Total
Named Executive Officer	Severance ($)	Severance ($)	($)(1)	($)(2)	Total ($)	($)	($)	($)(1)	($)(2)	($)
Leonard Livschitz	1,600,000	800,000	91,051	13,047,467	15,538,518	1,600,000	800,000	91,051	39,142,400	41,633,451
Anil Doradla	350,000	87,500	115	1,126,827	1,564,442	350,000	87,500	115	3,380,480	3,818,095
Yury Gryzlov (3)	442,840	110,710	26,531	1,304,747	1,884,828	442,840	110.710	26,531	3,914,240	4,494,321
(1)

The amounts reported in these columns represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA (or its equivalent) for the executive and the executive’s respective eligible dependents for 24 months for Mr. Livschitz and 12 months for each of Mr. Doradla and Mr. Gryzlov. The amounts presented are based on estimates for maintaining group health insurance continuation benefits under our 2025 health insurance plans.

(2)The value of the accelerated RSUs in this table are calculated by multiplying the number of shares subject to acceleration by the closing price of our common stock on December 29, 2024, the last trading day of the 2024 fiscal year, which was $13.33 per share. The value of the accelerated PSUs in this table are calculated by multiplying the number of target PSUs subject to acceleration by the closing price of our common stock on December 29, 2024, the last trading day of the 2024 fiscal year, which was $13.33 per share.

(3)

Mr. Gryzlov’s 2024 base salary is 400,000 Swiss francs, and his salary severance is shown here converted into U.S. dollars at the exchange rate of 1.1071 U.S. dollars per Swiss franc on December 31, 2024. His bonus at target is 200,000 Swiss francs, and his bonus severance is shown here converted into U.S. dollars at the exchange rate of 1.1071 U.S. dollars per Swiss franc on December 31, 2024. The value of his continued health coverage total 11,077 Swiss francs and is shown here converted into U.S. dollars at the exchange rate of 1.1071 U.S. dollars per Swiss franc on December 31, 2024.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
	Number of		Available for
	Securities		Future Issuance
	to be		Under Equity
	Issued upon	Weighted	Compensation
	Exercise of	Average	Plans
	Outstanding	Exercise	(Excluding
	Options,	Price of	Securities
	Restricted	Outstanding	Reflected
	Stock Units	Options and	in the first
Plan Category	and Rights	Rights(1)	Column)
Equity compensation plans approved by security holders
2018 Stock Plan(2)	1,285,930	$3.54	—
2020 Equity Incentive Plan(3)	4,544,256	$12.75	1,997,054
Equity compensation plans not approved by security holders	—	—	—
TOTAL	5,830,186		1,997,054
(1)	The weighted average exercise price does not take into account outstanding RSUs.

(2)	The 2018 Stock Plan was terminated in connection with the consummation of the Business Combination, and accordingly, no further shares are available for issuance under the 2018 Stock Plan. Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Additionally, on March 4, 2020, the date of the closing of the Business Combination (the “Closing”), a percentage of outstanding vested Grid Dynamics stock options were settled in exchange for cash consideration. The remaining portion of outstanding vested options and all unvested options were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. The number of each participant’s assumed options and the exercise price were adjusted. The assumed stock options continued to be subject to the same terms and conditions, including vesting schedule terms, in accordance with the 2018 Stock Plan.
(3)	The Company’s 2020 Equity Incentive Plan became effective on March 4, 2020, in connection with the consummation of the Business Combination. The 2020 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents and other stock-based awards and other substitute awards, annual incentive awards and performance awards. The Company has reserved a total of 16,300,000 shares of Company common stock for issuance pursuant to the 2020 Equity Incentive Plan, subject to certain adjustments set forth therein.

CEO Pay Ratio

In accordance with the requirements of Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K (which we collectively refer to as the “Pay Ratio Rule”), we are providing the following estimated information for 2024:

●	the median of the annual total compensation of all our employees (other than our Chief Executive Officer) was $54,452;
●	the annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table included in this Proxy Statement, was $26,304,885; and
●	the ratio of these two amounts was 483 to 1.
●	As described above under “Compensation Discussion and Analysis — 2024 3-Year Target Long-Term Equity Incentive Award Grants,” the 2024 equity grants to our Chief Executive Officer were 3-year awards. If the grant date fair value of these awards are annualized over three years, our Chief Executive Officer’s annualized 2024 total compensation would be $9,907,018, and the ratio to the median employee would be 182 to 1.

Methodology for Identifying Our “Median Employee”

Employee Population

To identify the median employee, we first identified our total employee population from which we determined our “median employee” and then identified the median of the annual total cash compensation of all of our employees (other than our Chief Executive Officer). We determined that, as of December 31, 2024, our employee population consisted of approximately 4,730 individuals (of which approximately 7.4% were located in the United States and 92.6% were located in jurisdictions outside the United States) that were eligible for inclusion in our analysis under the Pay Ratio Rule. Our employee population consisted of full-time, part-time, and temporary employees, and certain of our contractors who were required to be included in our employee population under the Pay Ratio Rule, as described in more detail below. Our total employee population includes all employees who joined Grid Dynamics through acquisitions that were completed during 2024.

Determining Our Median Employee

There have been no changes in our employee population or employee compensation arrangements that we believe would significantly impact the calculations of this pay ratio; accordingly, we are using the same median employee identified in 2023. To identify our median employee from our total employee population, we used a total cash compensation measure consistently applied to the entire population, which included base salary or wages and all cash bonuses paid in 2023, including regular annual bonuses paid in respect of the prior year’s performance, and any special bonuses paid in 2023. In making this determination, we annualized the cash compensation (exclusive of any special bonuses paid in 2023) of our full-time, part-time, and temporary employees, and certain of our contractors who were hired in 2023 but did not work for us for the entire year. By consistently applying this compensation measure to all of the individuals in the employee population, we selected the median employee. We did not make any cost-of-living adjustments in identifying our median employee.

Using the methodologies described above, we determined that our median employee was a full-time, salaried professional in Mexico.

Determining of Annual Total Compensation of Our Median Employee and Our CEO

Once we identified our median employee, we then calculated such employee’s total compensation for the year ended December 31, 2024 using the same methodology we used for purposes of determining the total compensation of our NEOs (see section titled “Compensation Discussion and Analysis — Summary Compensation Table”). The total compensation of the median employee for the year ended December 31, 2024 was $54,452. Our CEO’s total compensation for the year ended December 31, 2024 was $26,304,885, as reported in the Summary Compensation Table (see section titled “Compensation Discussion and Analysis — Summary Compensation Table”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 14, 2025 (except as otherwise noted) for:

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors and nominees for director; and
●	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 84,547,653 shares of our common stock outstanding as of April 14, 2025. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of April 14, 2025 and shares issuable upon the vesting of RSUs within 60 days of April 14, 2025, to be outstanding and to be beneficially owned by the person holding the stock option or the RSUs, respectively, for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Grid Dynamics Holdings, Inc., 5000 Executive Parkway, Suite 520, San Ramon, CA 94583.

	Common Stock(1)
Name of Beneficial Owner	Number	Percentage
5% Securityholders:
Beijing Teamsun Technology Co. Ltd.(2)	13,889,183	16.4%
Blackrock Inc.(3)	9,878,922	11.7%
Wasatch Advisors LP(4)	5,559,175	6.6%
The Vanguard Group(5)	5,535,526	6.5%
Named Executive Officers and Directors:
Lloyd Carney(6)	992,521	1.2%
Eric Benhamou(7)	301,705	*
Marina Levinson(8)	29,818	*
Leonard Livschitz(9)	2,639,368	3.1%
Patrick Nicolet(10)	16,660	*
Michael Southworth(11)	32,638	*
Weihang Wang(12)	30,954	*
Yueou Wang(13)	73,351	*
Shuo Zhang(14)	155,376	*
Anil Doradla(15)	447,603	*
Yury Gryzlov(16)	860,010	1.0%
All executive officers and directors as a group (11 persons)(17)	5,614,097	6.6%
*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	The percentage of beneficial ownership on the record date is calculated based on 84,547,653 shares of our common stock as of April 14, 2025, adjusted for each owner’s options, or RSUs held by that person that are exercisable or issuable upon vesting, as applicable, within 60 days of April 14, 2025, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.
(2)	Based solely on the information reported on a Schedule 13D/A filed with the SEC on September 16, 2024. Beijing Teamsun Technology Co. Ltd. (“Beijing Teamsun”) is the ultimate parent of GDD International Holding Company (“GDD”), through its subsidiaries Teamsun Technology (HK) Limited (“Teamsun”), Automated Systems Holdings Limited (“ASL”) and GDB International Investment Limited (“GDB”). Beijing Teamsun, GDD, Teamsun, ASL and GDB share voting and dispositive power of all these shares. The address of ASL, GDB and GDD is 15/F, Topsail Plaza, 11 On Sum Street, Shain, Hong Kong, the address of Teamsun is Unit 907, 9th Floor, Tai Yau Building, 181 Johnston Road, Wanchai, Hong Kong and the address of Beijing Teamsun is Room 501, 5/F., No. 23 Building, 10 East Block XiBeiWang East Road, HaiDian District, Beijing, China.
(3)	Based solely on information reported by Blackrock Inc. (“Blackrock”) on a Schedule 13G filed with the SEC on January 8, 2025. Blackrock has sole voting power over 9,772,899 shares and sole dispositive power over 9,878,922 shares. Blackrock’s address is 50 Hudson Yards, New York, NY 10001.
(4)	Based solely on information Wasatch Advisors LP (“Wasatch”) reported on a Schedule 13G/A filed with the SEC on February 12, 2025. Wasatch has sole voting power over 4,036,682 shares and sole dispositive power over 5,468,089 shares. Wasatch’s address is 505 Wakara Way, Salt Lake City, UT 84108.
(5)	Based solely on information The Vanguard Group (“Vanguard”) reported on a Schedule 13G/A filed with the SEC on January 30, 2025. Vanguard has (i) sole voting power over 0 shares and shared voting power over 89,357 shares; and (ii) sole dispositive power over 5,388,362 shares, and shared dispositive power over 147,164.00 shares. Vanguard’s address is 100 Vanguard Blvd, Malvern, PA 19355.
(6)	Consists of (a) 666,304 shares held of record by Mr. Carney, (b) 12,542 shares held of record by The Lloyd A. Carney Revocable Trust dated September 25, 1995, (c) 5,200 shares held of record by The Lloyd Carney Foundation, (d) 288,800 shares held of record by The Lloyd Carney 2018 Grantor Retained Annuity Trust and (e) 19,675 shares held of record by The Lloyd Carney 2020 Grantor Retained Annuity Trust.
(7)	Consists of (a) 78,205 shares held of record by Mr. Benhamou, (b) 23,500 shares held of record by The Eric Benhamou Living Trust and (c) 200,000 shares held of record by The Eric Benhamou Grantor Retained Annuity Trust.
(8)	Shares held of record by Ms. Levinson.
(9)	Consists of (a) 2,636,516 shares held of record by Mr. Livschitz, (b) 1,539 shares held by Oksana Livschitz, (c) 375 shares issuable to Oksana Livschitz upon the vesting of RSUs within 60 days of April 14, 2025 and (d) 938 shares subject to options exercisable by Oksana Livschitz within 60 days of April 14, 2025.
(10)	Shares held of record by Mr. Nicolet.
(11)	Shares held of record by Mr. Southworth.
(12)	Shares held of record by Mr. Wang.
(13)	Consists of (a) 30,954 shares held of record by Mr. Wang and (b) 42,397 shares subject to options exercisable within 60 days of April 14, 2025.
(14)	Consists of (a) 91,843 shares held of record by Ms. Zhang and (b) 63,533 shares subject to options exercisable within 60 days of April 14, 2025.
(15)	Consists of (a) 307,603 shares held of record by Mr. Doradla and (b) 140,000 shares subject to options exercisable within 60 days of April 14, 2025.
(16)	Consists of (a) 402,339 shares held of record by Mr. Gryzlov and (b) 457,671 shares subject to options exercisable within 60 days of April 14, 2025.
(17)	Consists of (a) 4,905,090 shares held of record, (b) 375 shares issuable upon the vesting of RSUs within 60 days of April 14, 2025 and (c) 704,539 shares subject to options exercisable within 60 days of April 14, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Oksana Livschitz, the spouse of our CEO, Leonard Livschitz, is employed by the Company in a non-executive role. Mrs. Livschitz received total compensation in fiscal 2024 in the amount of approximately $236,988, including salary, bonus, and equity awards, and she is eligible to participate in employee benefit plans generally available to our employees. Her compensation was established in accordance with our employment and compensation practices applicable to employees with equivalent qualifications, experience, responsibilities and geographic location.

Since January 1, 2024, there have been no other transactions to which Grid Dynamics has been a participant, in which: (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of Grid Dynamics’ total assets at year-end for the last two completed fiscal years; and (ii) any of its directors, executive officers, or holders of more than 5% of its capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

Related Party Transactions Following the Business Combination

Certain equity holders have registration rights requiring the Company to register a sale of any of the Company securities held by them pursuant to the Registration Rights Agreement entered into in connection with the March 2020 Business Combination. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement to register the resale of certain securities held by the holders and subject to certain conditions, we are separately required at all times to maintain an effective registration statement for the benefit of such holders. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Pursuant to a Stockholders’ Agreement, entered into on November 13, 2019, among the Company, ChaSerg Technology Sponsor LLC, BGV, GDB International Investment Limited, GDD International Holding Company, Leonard Livschitz, Victoria Livschitz and ASL (together with any individuals or entities that are signatories thereto or hereafter become party to the agreement, the “Voting Parties”), effective as of the closing of the March 2020 Business Combination referenced above (the “Closing”), among other things, the Voting Parties agreed (i) to take all necessary action to cause the Company’s board of directors to be comprised of eight directors effective immediately following the Closing, (ii) subject to certain share ownership thresholds, to grant ASL the right to designate two directors for election to the Company’s board of directors (and the Voting Parties will vote in favor of such designees), (iii) to designate the Chief Executive Officer of Grid Dynamics for election to the Company’s board of directors and (iv) to designate three unaffiliated designates for election to the Company’s board of directors.

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

We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that each of Eric Benhamou, Lloyd Carney, Marina Levinson, Patrick Nicolet, Michael Southworth, and Shuo Zhang are considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Item 14. Principal Accounting Fees and Services

The following table sets forth the approximate aggregate fees billed to the Company by Grant Thornton LLP in 2023 and 2024:

Fee Category	2023	2024
Audit Fees(1)	$1,300,000	$1,431,688
Audit-Related Fees(2)	$14,432	$631,230
Tax Fees(3)	$16,210	$43,326
All Other Fees(4)	$159,023	$4,548
Total	$1,489,665	$2,110,792
(1)	“Audit Fees” consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.
(2)	“Audit-Related Fees” consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include services related to due diligence related to mergers and acquisitions.
(3)	“Tax Fees” are the aggregate fees for professional services rendered in connection with tax compliance, advice and planning.
(4)	“All Other Fees” in 2023 consisted of the aggregate fees for professional services rendered for buy-side due diligence. In 2024, “All Other Fees” included permitted advisory services or attest services that are not reasonably related to the performance of the audit or review of the registrants financial statements.

The audit committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of Grant Thornton LLP.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:
1.	Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.
2.	Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A.
(b)	The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.1	February 27, 2025

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.2	February 27, 2025

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID DYNAMICS HOLDINGS, INC.
(Registrant)

April 29, 2025	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer
(Principal Executive Officer)