Form 10-Q
period 2025-03-31
GRID DYNAMICS HOLDINGS, INC.
filed 2025-05-01
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of April 25, 2025, there were 84,547,653 shares of registrant’s common stock issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
•the possibility that we have been and may continue to be adversely affected by macroeconomic conditions, inflationary pressures, the risk of a recession, the impact of tariffs and other factors impacting world trade, the geopolitical climate and other economic, business, and/or competitive factors; and
•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, including those set forth in Item 1A, “Risk Factors.”
ii

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in this Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in Item 1A, “Risk Factors” in our Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$325,547	$334,655
Trade receivable, net of allowance of $3,225 and $2,747 as of March 31, 2025 and December 31, 2024, respectively	81,683	69,371
Prepaid expenses and other current assets	14,451	19,278
Total current assets	421,681	423,304
Property and equipment, net	14,881	14,018
Operating lease right-of-use assets, net	11,032	12,108
Intangible assets, net	46,536	47,918
Goodwill	84,051	83,407
Deferred tax assets	9,093	8,774
Other noncurrent assets	3,625	2,663
Total assets	$590,899	$592,192

Liabilities and equity
Current liabilities
Accounts payable	$4,670	$4,069
Accrued compensation and benefits	27,237	21,677
Operating lease liabilities, current	5,306	5,420
Accrued expenses and other current liabilities	20,987	24,378
Total current liabilities	58,200	55,544
Deferred tax liabilities	9,064	8,914
Operating lease liabilities, noncurrent	6,274	7,205
Contingent consideration payable, noncurrent	—	2,700
Total liabilities	73,538	74,363

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 84,488,401 and 83,608,819 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	527,448	532,578
Accumulated deficit	(8,933)	(11,845)
Accumulated other comprehensive income/(loss)	(1,162)	(2,912)
Total stockholders’ equity	517,361	517,829
Total liabilities and stockholders’ equity	$590,899	$592,192
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND
COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$100,415	$79,817
Cost of revenues	63,418	52,152
Gross profit	36,997	27,665

Operating expenses
Engineering, research, and development	6,486	4,372
Sales and marketing	8,257	7,292
General and administrative	24,291	21,543
Total operating expenses	39,034	33,207

Loss from operations	(2,037)	(5,542)
Other income, net	4,506	2,525
Income/(loss) before income tax	2,469	(3,017)
(Benefit from)/provision for income taxes	(443)	931
Net income/(loss)	$2,912	$(3,948)

Foreign currency translation adjustment	1,750	(178)
Comprehensive income/(loss)	$4,662	$(4,126)

Income/(loss) per share
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)

Weighted average shares outstanding
Basic	84,123	76,151
Diluted	87,786	76,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	83,609	$8	$532,578	$(11,845)	$(2,912)	$517,829
Net income	—	—	—	2,912	—	2,912
Stock-based compensation	—	—	10,743	—	—	10,743
Exercise of stock options	42	—	363	—	—	363
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	837	—	(16,236)	—	—	(16,236)
Foreign currency translation adjustment	—	—	—	—	1,750	1,750
Balance at March 31, 2025	84,488	$8	$527,448	$(8,933)	$(1,162)	$517,361

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	75,887	$8	$397,511	$(15,886)	$1,274	$382,907
Net loss	—	—	—	(3,948)	—	(3,948)
Stock-based compensation	—	—	11,339	—	—	11,339
Exercise of stock options	69	—	260	—	—	260
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	565	—	(7,569)	—	—	(7,569)
Foreign currency translation adjustment	—	—	—	—	(178)	(178)
Balance at March 31, 2024	76,521	$8	$401,541	$(19,834)	$1,096	$382,811
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income/(loss)	$2,912	$(3,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,719	2,914
Operating lease right-of-use assets amortization expense	1,236	998
Bad debt expense	406	86
Stock-based compensation	10,743	11,339
Deferred income taxes	(267)	(912)
Change in fair value of contingent consideration	(1,710)	—
Other (income)/expenses, net	19	(287)
Changes in assets and liabilities:
Trade receivable	(12,718)	(5,215)
Prepaid expenses and other assets	3,147	382
Accounts payable	563	(728)
Accrued compensation and benefits	5,560	651
Operating lease liabilities	(1,205)	(1,105)
Income taxes, net	(3,042)	(544)
Accrued expenses and other liabilities	(1,012)	(391)
Net cash provided by operating activities	9,351	3,240
Cash flows from investing activities
Purchase of property and equipment	(3,339)	(3,197)
Other investing activities, net	—	(739)
Net cash used in investing activities	(3,339)	(3,936)
Cash flows from financing activities
Proceeds from exercises of stock options, net of shares withheld for taxes	401	571
Payments of tax obligations resulting from net share settlement of vested stock awards	(16,236)	(7,569)
Net cash used in financing activities	(15,835)	(6,998)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	655	(96)
Net decrease in cash, cash equivalents and restricted cash	(9,168)	(7,790)
Cash, cash equivalents and restricted cash, beginning of period	335,155	257,227
Cash, cash equivalents and restricted cash, end of period	$325,987	$249,437

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,803	$2,495

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	As of
	March 31, 2025	December 31, 2024
Balance sheet classification
Cash and cash equivalents	$325,547	$334,655
Restricted cash in Prepaid expenses and other current assets	440	500
Total cash, cash equivalents and restricted cash	$325,987	$335,155

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
The following is a summary of critical accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements. A full description of our significant accounting policies is provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 27, 2025.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors (the “Affiliate”) exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in the Affiliate as of March 31, 2025. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the three months ended March 31, 2025.
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

Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. As of March 31, 2025 and December 31, 2024, the Company recorded $3.2 million and $2.7 million of allowance for credit losses, respectively.
Prior period reclassifications
Certain amounts on the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows in prior periods have been reclassified to conform with the current period presentation.
Recently issued accounting pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification (“ASC”). The Company will adopt these changes according to the various timetables the FASB specifies.
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) — Improvements to Income Tax Disclosures, which expands annual disclosure requirements around income taxes primarily related to the rate reconciliation and income taxes paid. The new guidance is effective for the Company’s 2025 annual reporting period and can be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the guidance will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of income. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The new guidance is effective for the Company’s 2027 annual periods and its interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is in the process of assessing the timing of adoption and the impact the ASU will have on its financial statement disclosures.
Note 2 — Acquisitions
Overview of transactions
Mobile Computing — On October 4, 2024, the Company acquired all shares of Mobile Computing S.A. (“Mobile Computing”), an Argentina-based company, for a purchase price of $16.0 million including cash paid at closing of $13.3 million and contingent consideration with an acquisition-date fair value of $2.7 million. The maximum amount of potential contingent cash consideration is $3.0 million, subject to attainment of certain revenue and gross profit metrics within 12 months. The acquisition of Mobile Computing expanded the Company’s client portfolio, strengthened its expertise in digital product co-creation and User Interface (“UI”)/User Experience (“UX”) services and significantly contributed to the “Follow-the-Sun” model to better serve clients.
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
Assets acquired and liabilities assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed as updated for any changes as of March 31, 2025. The amounts related to JUXT and Mobile Computing acquisitions represent the Company’s provisional fair value estimates and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary provisional amounts for both acquisitions include certain working capital accounts that are not yet finalized. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the respective acquisition dates.

	Mobile Computing	JUXT
	(in thousands)
Cash, cash equivalents and restricted cash	$2,330	$7,344
Trade receivables(1)	1,496	7,132
Prepaid expenses and other current assets	379	273
Intangible assets	8,740	18,870
Goodwill(2)-(3)	7,573	23,362
Property and equipment, and other noncurrent assets	408	231
Total assets acquired	$20,926	$57,212

Accounts payable, accrued expenses and other current liabilities	$(1,858)	$(5,491)
Deferred taxes	(3,051)	(4,753)
Other noncurrent liabilities	(59)	—
Total liabilities assumed	$(4,968)	$(10,244)
Purchase price allocation	$15,958	$46,968
________________________
(1)The estimated fair values of trade receivables equaled their gross contractual amounts due as of the acquisition dates, all of which were collected by the Company as of March 31, 2025.
(2)The goodwill recognized as a result of the Mobile Computing acquisition is primarily attributed to the value the Company expects to achieve through growth opportunities in Latin America as well as the assembled workforce acquired. The goodwill is not deductible for income tax purposes.
(3)The goodwill recognized as a result of the JUXT acquisition is primarily attributed to synergies expected to be achieved by expanding the Company’s ability to serve customers in Europe and the assembled workforce acquired. The goodwill is not deductible for income tax purposes.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the three months ended March 31, 2025 are as follows:

	Mobile Computing		JUXT
	Fair Value	Useful Life	Fair Value	Useful Life
	(dollars in thousands)
Customer relationships	$8,362	8 years	$17,568	8 years
Trade name	378	2 years	1,302	2.5 years
Total identified intangible assets	$8,740		$18,870
Effect on operating results
During the three months ended March 31, 2025 and 2024, the Company incurred $0.2 million in each of the periods indicated of transaction-related costs, that were included in General and administrative costs in the unaudited condensed consolidated statements of income/(loss) and comprehensive income/(loss).

Revenues generated by above-mentioned acquired companies during the period of one year starting from the acquisition date and included in the unaudited condensed consolidated statements of income/(loss) and comprehensive income/(loss) totaled $12.6 million during the three months ended March 31, 2025.
These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions of Mobile Computing and JUXT occurred on the assumed date, nor are they necessarily an indication of future operating results.

Three Months Ended March 31,
2024
(in thousands)
Revenues	$87,794
Net loss	$(4,572)
Note 3 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of March 31, 2025 and December 31, 2024 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$271,245	$271,245	$271,245	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$8,230	$8,230	$—	$—	$8,230

December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$267,206	$267,206	$267,206	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$9,729	$9,729	$—	$—	$9,729
__________________________
(1)Equity securities of a related party, a company affiliated with the member of the Company’s Board of Directors, that do not have readily determinable fair value and are measured at cost.
Contingent consideration payable
The fair value of contingent consideration payable is determined using the Monte-Carlo model, which is primarily based on projected financial results of acquired business adjusted to market risk assumptions, probability of achievement of performance targets set in purchase agreements and respective discount rates. Even though there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. Changes in financial projections, discount rates, timing and amount of specific milestone estimates, as well as probability assumptions related to achieving the various performance milestones, would result in a change in the fair value of the recorded contingent consideration payable. Such changes, if any, are recorded in Other income, net in the unaudited condensed consolidated statements of income/(loss) and comprehensive income/(loss).
The following table presents the weighted average discount rates for risk-free performance targets and time value used to determine fair values of contingent considerations payables for acquisitions completed during the year ended December 31, 2024 as of March 31, 2025:

	Mobile Computing	JUXT
Weighted average discount rate for risk-free performance targets	22.9%	14.7%
Discount rate for credit risk and time value	2.8%	2.8%
The Company records short-term contingent consideration payable in Accrued expense and other current liabilities in its unaudited condensed consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the three months ended March 31, 2025 is as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2025	$9,729
Change in fair value of contingent consideration payable included in Other income, net - JUXT	(1,810)
Change in fair value of contingent consideration payable included in Other income, net - Mobile Computing	100
Effect of net foreign currency exchange rate changes	211
Contingent consideration payable as of March 31, 2025	$8,230

Note 4 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		March 31, 2025	December 31, 2024
	(in years)	(in thousands)
Computers and equipment	2-6	$17,589	$16,377
Furniture and fixtures	3-10	1,776	1,741
Leasehold improvements	2-8	1,369	1,329
Software	3-5	1,165	1,215
Office equipment	4-6	729	698
Vehicles	5	203	196
		$22,831	$21,556
Less: Accumulated depreciation and amortization		(16,506)	(15,439)
		$6,325	$6,117

Capitalized software development costs	2	$19,669	$17,177
Less: Accumulated amortization		(11,113)	(9,276)
		$8,556	$7,901
Property and equipment, net		$14,881	$14,018

Note 5 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		March 31, 2025	December 31, 2024
	(in years)	(in thousands)
Customer relationships	8-12	$53,203	$52,664
Trade names	2-10	6,963	6,904
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$61,745	$61,147
Less: Accumulated amortization		(15,209)	(13,229)
Intangible assets, net		$46,536	$47,918
Based on the carrying value of the Company’s existing intangible assets as of March 31, 2025, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2025 (excluding three months ended March 31, 2025)	$5,518
2026	6,986
2027	6,420
2028	6,278
2029	5,772
Thereafter	15,562
Total	$46,536

Note 6 — Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Contingent consideration payable	$8,230	$7,029
Accrued expenses	5,625	5,111
Accrued income taxes	3,200	6,820
Deferred revenue	1,335	2,690
Value added tax payable	1,154	1,281
Other liabilities	1,443	1,447
Total accrued expenses and other current liabilities	$20,987	$24,378
Note 7 — Debt
Revolving Credit Facility — On March 15, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement provides for a secured multicurrency revolving loan facility with an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. The Company may increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. The maturity of the Credit Agreement was extended to May 30, 2025.
At the Company’s option, borrowings under the Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 1.0% to 1.5%, (ii) an adjusted term Secured Overnight Financing Rate (“SOFR”) or adjusted the Euro Interbank Offer Rate (“EURIBOR”) (based on one, three or six-month interest periods) plus a margin ranging from 2.0% to 2.5%, or (iii) an adjusted daily simple SOFR rate (or SONIA rate in the case of loans denominated in pounds sterling, or SARON rate in the case of loans denominated in Swiss francs), plus a margin ranging from 2.0% to 2.5%, in each case, with the applicable margin determined based on the Company’s consolidated total leverage ratio. The Company is also obligated to pay other closing fees, administration fees, commitment fees and letter of credit fees customary for a credit facility of this size and type.
The Company’s obligations under the Credit Agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the personal property of the Company and the Company’s subsidiary guarantors.

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the Credit Agreement. As of March 31, 2025, the Company was in compliance with all covenants contained in the Credit Agreement.
As of March 31, 2025 and December 31, 2024, the Company did not have any outstanding debt under the Credit Agreement.
Note 8 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three months ended March 31, 2025 and 2024.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended March 31,
	2025	2024
Customer Location	(in thousands)
North America	$72,684	$63,740
Europe	18,963	13,402
Other	8,768	2,675
Total Revenues	$100,415	$79,817
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended March 31,
	2025	2024
Vertical	(in thousands)
Retail	$31,521	$24,629
Finance	25,028	10,243
Technology, Media and Telecom	23,602	24,033
CPG/Manufacturing(1)	10,771	9,559
Healthcare and Pharma	2,405	3,009
Other	7,088	8,344
Total Revenues	$100,415	$79,817
__________________________
(1)CPG stands for Consumer Packaged Goods.
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended March 31,
	2025	2024
Contract Type	(in thousands)
Time-and-material	$92,418	$74,820
Fixed-fee	7,362	4,412
Other revenues	635	585
Total Revenues	$100,415	$79,817
Contract balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized.

The Company’s contract balances as of the below dates were as follows:

	As of
	March 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Trade receivable, net:
Billed receivable	$73,319	$64,754	$49,824
Unbilled receivable	$8,364	$4,617	$3,735
Contract liabilities in Accrued expenses and other current liabilities	$1,335	$2,690	$577
As of March 31, 2025, December 31, 2024 and 2023 the Company did not have contract assets recorded in its unaudited condensed consolidated balance sheet.
During the three months ended March 31, 2025, and 2024 the Company recognized $1.6 million and $0.3 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2024 and 2023, respectively.
Remaining performance obligations
As of March 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $2.2 million. Our remaining performance obligations represent commitments for future services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligations as revenues during the remaining 9 months of fiscal year 2025. Remaining performance obligations include amounts that will be invoiced in future periods and excludes the contracts that meet at least one of the following criteria under ASC Topic 606 “Revenue from Contracts with Customers”:
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
Many of the Company’s contracts met one or more of these exemptions as of March 31, 2025.
Customers concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended March 31,
	2025	2024
Customer 1	14.2%	16.7%
The following table shows number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	March 31, 2025	December 31, 2024
Billed receivable	1	1
Unbilled receivable	3	1

Transactions with related parties
During the three months ended March 31, 2025 and 2024, the Company conducted transactions with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, during the three months ended March 31, 2025 and 2024, the Company recorded revenues from related parties of $6.7 million and $2.8 million, respectively. As of March 31, 2025 and December 31, 2024, billed receivable from related parties were $5.0 million and $3.8 million, respectively. Unbilled receivable from related parties as of March 31, 2025 and December 31, 2024 were $0.1 million in each of the periods, respectively.

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
The Company’s leases have remaining lease terms ranging from 0.1 to 5.2 years as of March 31, 2025. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of March 31, 2025 and December 31, 2024, the Company had no finance leases.
Operating lease expense is recorded on a straight-line basis over the lease term. During the three months ended March 31, 2025 and 2024, lease costs were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$1,480	$1,193
Variable lease cost	121	76
Short-term lease cost	220	54
Total lease cost	$1,821	$1,323
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Lease liability payments	$1,365	$1,168
Lease assets obtained in exchange for liabilities	$—	$853
Non-cash net change in lease assets due to lease modifications	$—	$40
Non-cash net change in lease liability due to lease modifications	$—	$(40)
Weighted average remaining lease term and discount rate as of March 31, 2025 and December 31, 2024 is as follows:

	As of
	March 31, 2025	December 31, 2024
Weighted average remaining lease term, in years	2.8	3.0
Weighted average discount rate	8.1%	8.1%
As of March 31, 2025, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2025 (excluding three months ended March 31, 2025)	$4,077
2026	4,319
2027	3,016
2028	1,100
2029	452
Thereafter	113
Total lease payments	13,077
Less: imputed interest	(1,497)
Total	$11,580
There were no lease agreements signed with related parties as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, the Company had committed to payments of $0.4 million related to an operating lease agreement that had not yet commenced. This operating lease commenced in the second quarter of 2025 with the lease term of two years. The Company does not have finance lease agreements that had not yet commenced.
Note 10 — Income taxes
The Company recorded income tax benefit of $0.4 million and income tax expense of $0.9 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate was (17.9)% and (30.9)% for the first quarter of 2025 and 2024, respectively. The change in the effective tax rate for the three months ended March 31, 2025, as compared to the same period in 2024, was attributable mainly to the income tax benefit related to equity compensation and the change in pre-tax loss to pre-tax income.
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
As of March 31, 2025, the Company determined that it can reliably estimate full-year ordinary income and income tax expense. Therefore, for the three months ended March 31, 2025, the income tax benefit was calculated by applying the estimated annual effective tax rate to the Company’s year-to-date pre-tax income taking into account discrete items.
Note 11 — Stock-based compensation
Employee stock-based compensation cost recognized in the unaudited condensed consolidated statements of income/(loss) and comprehensive income/(loss) was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenues	$570	$482
Engineering, research, and development	1,143	1,288
Sales and marketing	1,840	1,677
General and administrative	7,190	7,892
Total stock-based compensation	$10,743	$11,339
Stock Options
2018 Stock Plan
Stock option activity under the Company’s 2018 Stock Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2025	1,285,930	$3.54	$24,047
Options exercised	(11,200)	$3.54
Options outstanding as of March 31, 2025	1,274,730	$3.54	$15,437	3.8

Options vested and exercisable as of March 31, 2025	1,274,730	$3.54	$15,437	3.8
As of March 31, 2025, the Company fully recognized stock-based compensation costs related to 2018 Stock Plan options.
2020 Equity Incentive Plan
As of March 31, 2025, 2.8 million shares were available for grant under 2020 Equity Incentive Plan (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2025	2,748,391	$12.75	$26,881
Options exercised	(30,731)	$10.51
Options forfeited	(21,252)	$14.54
Options expired	(19,283)	$20.67
Options outstanding as of March 31, 2025	2,677,125	$12.71	$10,939	6.4

Options vested and exercisable as of March 31, 2025	2,075,793	$12.36	$9,284	6.0
The Company elected the policy to account for forfeitures upon occurrence. The total unrecognized compensation expenses related to 2020 Stock Plan options as of March 31, 2025 were $3.6 million to be expensed on a straight-line basis over the remaining 1.6 years.
Restricted Stock Units (“RSUs”)
RSUs granted do not participate in earnings or dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2025	1,795,865	$13.39
Awards granted	260,675	$22.52
Awards vested and released	(468,865)	$13.30
Awards forfeited	(12,084)	$14.51
Unvested awards as of March 31, 2025	1,575,591	$14.92
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of March 31, 2025 were $21.0 million to be expensed on a straight-line basis over 2.3 years.
Performance Stock Units (“PSUs”)

The following table summarizes activity of the Company’s PSUs for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2025(1)	2,171,376	$13.28
Awards granted	47,000	$26.14
Performance achievement adjustment	437,897	$15.05
Modifier adjustments	297,657	$4.57
Awards vested and released	(1,104,064)	$11.96
Awards forfeited	(5,712)	$13.28
Unvested awards as of March 31, 2025(2)	1,844,154	$13.41
__________________________
(1)Reported at the estimate performance adjustment of 208% of the first tranche granted in 2024 and 100% for the remaining tranches.
(2)Reported at the estimate performance achievement of 179% and 100% for the second and third tranches of the target shares granted in 2024 and 2025, respectively.
The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of March 31, 2025 were $12.7 million to be expensed over 1.2 years.
Note 12 — Earnings/(loss) per share
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Numerator for basic and diluted income/(loss) per share
Net income/(loss)	$2,912	$(3,948)

Denominator:
Weighted-average shares outstanding – basic and diluted	84,123	76,151
Net effect of dilutive stock options and restricted stock units	3,663	—
Weighted-average shares outstanding – diluted	87,786	76,151

Net income/(loss) per share
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)

The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options to purchase common stock	482	4,616
Restricted stock units	133	1,962
Performance stock units	564	2,279
Total	1,179	8,857
Note 13 — Segment and geographic information
Operating segments are components of the Company for which separate financial information is available and is regularly reviewed and evaluated by the chief operating decision maker (“CODM”) to assess performance of each operating segment and to allocate resources. The Company’s CODM is the Chief Executive Officer (“CEO”).
The Company operates as a single operating segment engaged in delivery of various software development and hosting services to customers across its five main industry-based verticals: Retail, Finance, TMT, CPG/Manufacturing, and Healthcare and Pharma. The Company derives revenues from multiple locations; however, North America continues to be its main sales market.
The Company’s determination that it operates as a single segment is based on the financial information regularly reviewed by the CODM. The CODM assesses core operating performance and allocates operating and capital resources of the Company based on gross profit, income/(loss) from operations and net income/(loss) that are also reported on the unaudited condensed consolidated statements of income/(loss) and comprehensive income/(loss). All three metrics are used to analyze budget-to-actual variances on a monthly and quarterly basis and to decide on the allocation of operating and capital resources to a single segment or new acquisitions. Additionally, the CODM reviews operating expenses, including cost of revenues, engineering, research, and development, sales and marketing, general and administrative expenses and trade receivables at the consolidated level to manage the Company’s operations. The Company does not generate, analyze and evaluate any discrete financial information for individual verticals or sales markets as of the reporting date. The CODM does not evaluate operating performance using asset or liability information.
Geographic Information

The following table presents revenues by customer location for the three months ended March 31, 2025 and 2024. The Company attributes customers to respective countries based upon the location of the customer served.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
United States	$72,638	$63,509
United Kingdom	10,716	5,509
Poland	3,364	850
Other	13,697	9,949
Total Revenues	$100,415	$79,817
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Poland	$3,449	$3,010
Serbia	2,335	2,350
Ukraine	1,985	2,067
United States	1,784	2,101
India	1,308	1,098
Other	4,020	3,392
Total	$14,881	$14,018
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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through May 1, 2025, the date these unaudited condensed consolidated financial statements were issued.
As described in Note 7, “Debt” above, on April 29, 2025, the maturity of the Company's Credit Agreement was extended to May 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of Grid Dynamics Holdings, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2024 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025.
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Cautionary Note Regarding Forward Looking Statements,” included elsewhere in this Quarterly Report on Form 10-Q, and the section titled "Risk Factors" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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

Established in 2006 and headquartered in Silicon Valley, Grid Dynamics partners with clients ranging from innovative start-ups to the largest companies in the world. Grid Dynamics believes the key to its success is a culture encouraging an unwavering “whatever it takes” dedication that puts client success over contract terms, products over projects, and real business results over pure technical innovation. With our proprietary processes optimized for innovation, emphasis on talent development, and technical expertise, we believe Grid Dynamics is well-positioned for continued success.
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	(in thousands, except per share data and percentages)
Revenues	$100,415	100.0%	$79,817	100.0%
Gross profit	36,997	36.8%	$27,665	34.7%
Loss from operations	(2,037)	(2.0)%	$(5,542)	(6.9)%
Net income/(loss)	2,912	2.9%	$(3,948)	(4.9)%
Diluted net income/(loss) per share	$0.03	n/a	$(0.05)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	14,609	14.5%	10,292	12.9%
Non-GAAP net income(1)	9,952	9.9%	7,617	9.5%
Non-GAAP diluted EPS(1)	$0.11	n/a	$0.10	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

Quarterly Highlights
Our key metrics for the three months ended March 31, 2025 are presented below:
•Our revenues reached $100.4 million, an increase of 25.8% on a year-over-year basis.
•Our GAAP gross profit margin improved 2.1% compared to the prior year quarter and reached 36.8%. The increase was largely due to higher revenues and improved utilization.
•We recorded net income of $2.9 million compared to a net loss of $3.9 million in prior-year quarter.
•Our non-GAAP EBITDA reached $14.6 million, or 14.5% of revenues, compared to $10.3 million, or 12.9% of revenues, in the corresponding period of 2024.
•Operating cash inflows improved by $6.1 million compared to the prior-year quarter, reaching $9.4 million.
The results in any period are not necessarily indicative of the results that may be expected for any future period.
Business Update Regarding Military Action in Ukraine
In February 2022, Russian forces launched a significant military action against Ukraine, with progress by Russia over the past several months. The impact on Ukraine, coupled with the actions taken by other countries, including sanctions imposed by the U.S., Canada, the U.K., the European Union, and other countries, companies and organizations against officials, individuals, regions, and industries in Russia and certain regions of Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, Russia could attempt to take control of assets in Ukraine belonging to companies registered in the U.S., such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
We have no way to predict the progress or outcome of the military action in Ukraine or the chance and terms of any possible peaceful or other resolution of the war, as the conflict and government responses continue to develop and are beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. For example, if Russia were to invade other countries, such as Moldova, it could adversely affect our business. In addition, the current geopolitical situations in Armenia and separately in Serbia create additional uncertainty in the region, and could adversely affect our business.
Key Performance Indicators and Other Factors Affecting Performance
Grid Dynamics uses the following key performance indicators and assesses the following factors, among others, to analyze its business performance, to make budgets and financial forecasts and to develop strategic plans:
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

The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of March 31,
	2025	2024
Americas(1)	846	550
Europe(2)	3,209	2,737
Rest of the world(3)	871	605
Total	4,926	3,892
__________________________
(1)Americas includes personnel located in North, Central and South America.
(2)Europe includes personnel located in Western, Central and Eastern Europe.
(3)Rest of the world includes personnel located in India and other countries not included in regions described above.
Attrition
There is significant competition for IT professionals in the regions in which Grid Dynamics operates, and such competition may adversely impact Grid Dynamics’ business and gross profit margins. Employee retention is one of Grid Dynamics’ main priorities and is a key driver of our operational efficiency. Grid Dynamics seeks to retain top talent by providing the opportunity to work on exciting, cutting-edge projects for high profile clients, a flexible work environment and training and development programs.
Hours and Utilization
As most of Grid Dynamics’ customer projects are performed and invoiced on a time and materials basis, Grid Dynamics’ management tracks and projects billable hours as an indicator of business volume and corresponding resource needs for IT professionals. To maintain its gross profit margins, Grid Dynamics must effectively utilize its IT professionals, which depends on its ability to integrate and train new personnel, to efficiently transition personnel from completed projects to new assignments, to forecast customer demand for services and to attract and deploy personnel in the right regions with appropriate skills and seniority to projects. Grid Dynamics’ management generally tracks utilization with respect to subsets of employees, by location or by project, and calculates the utilization rate for each subset by dividing (x) the aggregate number of billable hours for a period by (y) the aggregate number of total available hours for the same period. Grid Dynamics’ management analyzes and projects utilization to measure the efficiency of its workforce and to inform management’s budget and personnel decisions.
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. New customers have a direct impact on the Company’s ability to diversify sources of revenue and replace customers that may no longer require its services. As of March 31, 2025, the Company had 204 customers, a slight decrease from 210 a year ago.
Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward decreasing those levels. During the three months ended March 31, 2025 and 2024, one customer accounted for 10% or more of Grid Dynamics’ revenues in each of the periods indicated. The Company expects to continue its focus on maintaining long-term relationships with customers while diversifying its customer base.
The following table presents revenue concentration by amount and as a percentage of Grid Dynamics’ revenues for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	(in thousands, except percentages)
Top one customer	$14,224	14.2%	$13,313	16.7%
Top five customers	$35,782	35.6%	$31,583	39.6%
Top ten customers	$56,859	56.6%	$44,141	55.3%
Top twenty customers	$73,118	72.8%	$54,989	68.9%
Customers below top twenty	$27,297	27.2%	$24,828	31.1%
Results of Operations
The three months ended March 31, 2025 compared to the three months ended March 31, 2024
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$100,415	$79,817	$20,598	25.8%
Cost of revenues	63,418	52,152	11,266	21.6%
Gross profit	36,997	27,665	9,332	33.7%
Engineering, research, and development	6,486	4,372	2,114	48.4%
Sales and marketing	8,257	7,292	965	13.2%
General and administrative	24,291	21,543	2,748	12.8%
Total operating expense	39,034	33,207	5,827	17.5%
Loss from operations	(2,037)	(5,542)	3,505	(63.2)%
Other income, net	4,506	2,525	1,981	78.5%
Income/(loss) before income tax	2,469	(3,017)	5,486	(181.8)%
(Benefit from)/provision for income taxes	(443)	931	(1,374)	(147.6)%
Net income/(loss)	$2,912	$(3,948)	$6,860	(173.8)%
Revenues
For the three months ended March 31, 2025, our total revenues showed significant growth of 25.8%, reaching $100.4 million, compared to $79.8 million in the same period of 2024. This growth was driven by a strong performance across multiple verticals, with notable contributions from Finance and Retail along with contributions from our recent acquisitions.

Revenues by Verticals. We assign our customers into one of our five main vertical markets or a group of various industries where we seek to increase our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	(in thousands, except percentages of revenues)
Retail	$31,521	31.4%	$24,629	30.9%
Finance	25,028	24.9%	10,243	12.8%
Technology, Media and Telecom	23,602	23.5%	24,033	30.1%
CPG/Manufacturing	10,771	10.7%	9,559	12.0%
Healthcare and Pharma	2,405	2.4%	3,009	3.8%
Other	7,088	7.1%	8,344	10.4%
Total	$100,415	100.0%	$79,817	100.0%
Retail continued to be our largest vertical, accounting for 31.4% of total revenues in the first quarter of 2025. Revenues from this vertical increased 28.0% on a year-over-year basis, reaching $31.5 million for the three months ended March 31, 2025. This growth was primarily driven by our specialty retail clients.
Our Finance vertical continued its strong performance, doubling revenues year-over-year for the third consecutive quarter. Revenues reached $25.0 million in the first quarter of 2025, up from $10.2 million in the corresponding period of 2024. The significant growth in this vertical was driven by increased demand from fintech and insurance customers, as well as contributions from our recent acquisitions that added global banking customers. As a result, Finance became our second largest vertical, contributing 24.9% of total revenues for the quarter.
The Technology, Media and Telecom (“TMT”) vertical remained relatively flat, generating $23.6 million and $24.0 million of revenues during the three months ended March 31, 2025 and 2024, respectively. While we experienced growth from our technology customers, it was offset by decreased demand from some of our telecom customers during the first quarter of 2025.
Revenues for the CPG and Manufacturing vertical increased 12.7% year-over-year, growing from $9.6 million in the first quarter of 2024 to $10.8 million during the current year period. This growth was driven by a combination of increased demand from existing customers and our recent acquisitions.
The Healthcare and Pharma vertical generated $2.4 million of revenues in the first quarter of 2025, representing 2.4% of total revenues, compared to $3.0 million, or 3.8%, of total revenues, in the prior-year period.
Lastly, our Other vertical declined 15.1% year-over-year with revenues of $7.1 million in the first quarter of 2025 compared to $8.3 million in the year-ago quarter. The decline was largely driven by decreased demand from a subset of customers tied to the hospitality industry. The Other vertical contributed 7.1% and 10.4% of total revenues for the three months ended March 31, 2025 and 2024, respectively.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expenses related to client-serving activities.
For the three months ended March 31, 2025, our cost of revenues was $63.4 million, an increase of $11.3 million, or 21.6%, compared to $52.2 million in the same period of 2024. The increase was primarily driven by higher headcount, including from our recent acquisitions.
Gross profit for the first quarter of 2025 increased 33.7% year-over-year to $37.0 million, primarily as a result of higher revenues and utilization levels. Expressed as a percentage of revenues, our gross margins improved by 2.1% to 36.8% for the three months ended March 31, 2025, from 34.7% in 2024.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits, including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
Our engineering, research, and development expenses increased 48.4% during the first quarter of 2025 to $6.5 million compared to $4.4 million in the prior-year period. Growth primarily reflects our continued investments in customer delivery operations and internally developed software aimed at enhancing our long-term competitiveness.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling our services. These expenses are comprised of personnel costs, including performance bonuses and stock-based compensation, marketing events, and travel expenses, as well as depreciation and amortization expenses related to such activities.
Our sales and marketing expenses showed modest growth of $1.0 million to $8.3 million for the three months ended March 31, 2025, compared to $7.3 million in the same period of 2024. Despite the increase in absolute dollars, our sales and marketing expenses, expressed as a percentage of revenues, decreased to 8.2% from 9.1% in the prior-year period.
General and Administrative
General and administrative expenses include costs to support the business and consist primarily of administrative personnel and officers’ salaries, employee benefits including performance bonuses, stock-based compensation, legal and audit expenses, insurance, operating lease expenses of office premises and other facility costs, workforce global mobility initiatives, restructuring and employee relocation costs not directly related to customer projects, and depreciation and amortization expenses related to such activities. General and administrative expenses include a substantial majority of Grid Dynamics’ stock-based compensation costs for the financial periods discussed herein.
General and administrative expenses increased by 12.8% to $24.3 million for the three months ended March 31, 2025, compared to $21.5 million in the prior-year period. The increase was primarily driven by increased costs associated with our recent acquisitions, which included expenses related to compensation, depreciation, amortization, and acquisition-related costs, partially offset by lower levels of stock-based compensation expenses. Expressed as a percentage of revenues, our general and administrative expenses decreased by 2.8% to 24.2% during the three months March 31, 2025, compared to 27.0% in the year-ago period.
Other Income, Net
Other income, net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, and foreign exchange gains and losses as well as changes in the fair value of contingent consideration and investments in equity securities.
Other income, net was $4.5 million for the first quarter of 2025, compared to $2.5 million in the prior-year period. The increase in other income, net during the first quarter of 2025 was primarily driven by the revaluation of acquisition-related contingent consideration liabilities and higher gains from investments in money market funds, partially offset by foreign currency headwinds.
(Benefit from)/Provision for Income Tax
Grid Dynamics follows the asset and liability method of accounting for income taxes. The provision for income taxes reflects income earned and taxed in the various U.S. federal and state and non-U.S. jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
During the three months ended March 31, 2025, we recognized an income tax benefit of $0.4 million compared to income tax expense of $0.9 million in the same period of 2024. The difference in the tax provision was attributable mainly to the income tax benefit for equity compensation during the first quarter of 2025 and the change from pre-tax loss to pre-tax income.
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

The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its GAAP net income/(loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
GAAP net income/(loss)	$2,912	$(3,948)
Adjusted for:
Depreciation and amortization	4,719	2,914
(Benefit from)/provision for income taxes	(443)	931
Stock-based compensation	10,743	11,339
Transaction and transformation-related costs (1)	438	454
Geographic reorganization (2)	344	501
Restructuring costs (3)	402	626
Interest and other income, net (4)	(4,506)	(2,525)
Non-GAAP EBITDA	$14,609	$10,292
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
(3)Our restructuring costs are comprised of severance charges and respective taxes, and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statements of income/(loss) and comprehensive income/(loss).
(4)Interest and other income, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, interest on cash held at banks and returns on investments in money-market funds, and other miscellaneous non-operating expenses.

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its GAAP net income/(loss) for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
GAAP net income/(loss)	$2,912	$(3,948)
Adjusted for:
Stock-based compensation	10,743	11,339
Transaction and transformation-related costs (1)	438	454
Geographic reorganization (2)	344	501
Restructuring costs (3)	402	626
Other (income)/expense, net (4)	(1,301)	85
Tax impact of non-GAAP adjustments (5)	(3,586)	(1,440)
Non-GAAP net income	$9,952	$7,617
Number of shares used in the GAAP diluted EPS	87,786	76,151
GAAP diluted EPS	$0.03	$(0.05)
Number of shares used in the Non-GAAP diluted EPS	87,786	78,374
Non-GAAP diluted EPS	$0.11	$0.10
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
(3)Our restructuring costs are comprised of severance charges and respective taxes, and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statements of income/(loss) and comprehensive income/(loss).
(4)Other (income)/expense, net consists primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating income and expense. During the fourth quarter ended December 31, 2024, the Company started to include interest (income)/expense, net in its calculation of non-GAAP net income. As a result, the Company has adjusted previously reported Other expense, net adjustment to include interest income, net of $2.6 million for the three months ended March 31, 2024.
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
Our principal source of liquidity continues to be cash generated from our operations. From time to time, we seek additional financing by means of follow-on public offerings of our common stock. The latest offering closed on November 14, 2024 and resulted in $107.6 million of net proceeds, after deducting underwriting discounts and commissions. Additionally, we entered into an agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as an administrative agent for the lenders. The revolving credit facility provides us with $30.0 million of available borrowing capacity. The maturity of this facility was recently extended to May 30, 2025. See Note 7 “Debt” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for information regarding our debt.
As of March 31, 2025, Grid Dynamics had cash and cash equivalents amounting to $325.5 million compared to $334.7 million at December 31, 2024. Of these amounts, $43.2 million and $38.6 million, respectively, were held outside the United States, and included Switzerland, the U.K., Netherlands, India, Argentina, Armenia, Mexico, Moldova, Poland and other countries. We did not have any debt outstanding under the revolving credit facility as of March 31, 2025. We believe that our cash and cash equivalents balance, cash generated from operating activities and proceeds from our November 2024 offering will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 9 “Leases” and Note 14 “Commitments and contingencies” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$9,351	$3,240
Net cash used in investing activities	$(3,339)	$(3,936)
Net cash used in financing activities	$(15,835)	$(6,998)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$655	$(96)
Net decrease in cash, cash equivalents and restricted cash	$(9,168)	$(7,790)
Cash, cash equivalents and restricted cash (beginning of period)	$335,155	$257,227
Cash, cash equivalents and restricted cash (end of period)	$325,987	$249,437
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2025 increased by $6.1 million to $9.4 million from $3.2 million provided in the same period of 2024, driven by changes in working capital, including the timing of compensation payments to our employees and collections from customers.
Investing Activities. Net cash used in investing activities showed minimal changes year-over year, amounting to $3.3 million for the three months ended March 31, 2025 compared to $3.9 million in the same period of 2024. The majority of cash outflow was related to our capital expenditures and capitalized projects.
Financing Activities. Net cash used in financing activities in the three months ended March 31, 2025 was $15.8 million, and mainly reflected the tax withholding obligations due to the issuance of shares in connection with vested awards that were $8.7 million higher as compared to the first quarter of 2024.
Off-Balance Sheet Arrangements and Commitments
We do not have any material off-balance sheet commitments or contractual arrangements other than those disclosed in Note 9 “Leases” and Note 14 “Commitments and contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report.
As a result of analysis related to Grid Dynamics’ functional control of its subcontractors, one subcontractor was determined to be a variable interest entity (“VIE”) and is therefore consolidated in Grid Dynamics’ financial statements. The assets and liabilities of this VIE consist primarily of intercompany balances and transactions, all of which have been eliminated in consolidation.

Recently Adopted and Issued Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 1 to Grid Dynamics’ condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Grid Dynamics has in the past and may in the future be exposed to certain market and credit risks in the ordinary course of business, including exposure related to fluctuations in foreign currency rates, and on occasion and to a lesser extent, changes in interest rates and concentration of credit risk. In addition, Grid Dynamics’ international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions. See "Part I. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for additional information.
Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. Grid Dynamics’ functional currency apart from the U.S. dollar includes Euro, British pounds, Mexican pesos, Moldovan leu, Polish zloty and Indian rupees. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated, creating a natural hedge. In future periods, Grid Dynamics may also become materially exposed to changes in the value of Serbian dinars and Moldovan leu against the U.S. dollar, due to expansion of operations in these countries.
In the three months ended March 31, 2025, approximately 46.1% of Grid Dynamics’ $102.5 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 39.1% of Grid Dynamics’ $85.4 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended March 31, 2024.
In the three months ended March 31, 2025:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.4 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.7 million decrease in income from operations.
•a 10% decrease in the value of the Mexican peso against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the peso's value would have resulted in a $0.4 million decrease in income from operations.
In the three months ended March 31, 2024:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.5 million decrease in income from operations.
•a 10% decrease in the value of the Mexican peso against the U.S. dollar would have resulted in a $0.4 million increase in Grid Dynamics’ income from operations, while a 10% increase in the peso’s value would have resulted in a $0.4 million decrease in income from operations.
Grid Dynamics analyzes sensitivity to the zloty and peso separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results.
Grid Dynamics does not currently hedge its foreign currency exposure, although it seeks minimize it by limiting cash transfers to amounts necessary to fund subsidiary operating expenses for a short period, typically one week. However, following a review of its foreign currency exposure, Grid Dynamics’ management expects to adopt and implement new hedging strategies in future periods.

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
Changes in Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, confirmed there have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management to override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factor below and the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
Trade Policy and Tariffs
While our operations are not directly impacted by recent tariffs, trade restrictions, or geopolitical tensions, many of our customers operate in the retail, CPG and technology sectors. Uncertainty in global trade policies, the imposition of significant tariffs, the escalation of trade disputes and the risk of recession could adversely affect our customers' business performance, budgets, and demand for our services, which in turn could negatively impact our business, financial condition, and results of operations.
The risks and uncertainties that we face are not limited to those set forth above and in our Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(a) As described in Note 7, “Debt” in the notes to our condensed consolidated financial statements included in Part I, Item 1 Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q, on April 29, 2025, our $30 million revolving credit facility was amended to extend its maturity to May 30, 2025.
(c) No director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2025.

Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Outside Director Compensation Policy	8-K	10.1	January 13, 2025
10.2	First Amendment to Credit Agreement, dated as of March 14, 2025, by and among Grid Dynamics Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., and the other loan parties thereto.	8-K	10.1	March 17, 2025
10.3	Second Amendment to Credit Agreement, dated as of April 15, 2025, by and among Grid Dynamics Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., and the other loan parties thereto.	8-K	10.1	April 15, 2025
10.4	Third Amendment to Credit Agreement, dated as of April 29, 2025, by and among Grid Dynamics Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., and the other loan parties thereto.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	Filed herewith
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

Grid Dynamics Holdings, Inc.

Date: May 1, 2025	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)