Form 10-Q
period 2025-06-30
GRID DYNAMICS HOLDINGS, INC.
filed 2025-07-31
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of July 25, 2025, there were 84,669,954 shares of registrant’s common stock issued and outstanding.

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
•the military action launched by Russian forces in Ukraine, which has seen increased activity in recent months, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, and the effect of these developments on our business and results of operations;
•the possibility that we have been and may continue to be adversely affected by macroeconomic conditions, inflationary pressures, the risk of a recession, the impact of tariffs and other factors impacting world trade, the geopolitical climate and other economic, business, and/or competitive factors; and
ii

•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 and our Annual Report on Form 10-K, including those set forth in Item 1A, “Risk Factors.”
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in Item 1A, “Risk Factors” in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$336,752	$334,655
Trade receivable, net of allowance of $3,308 and $2,747 as of June 30, 2025 and December 31, 2024, respectively	77,727	69,371
Prepaid expenses and other current assets	18,540	19,278
Total current assets	433,019	423,304
Property and equipment, net	16,260	14,018
Operating lease right-of-use assets, net	14,738	12,108
Intangible assets, net	45,599	47,918
Goodwill	85,189	83,407
Deferred tax assets	9,409	8,774
Other noncurrent assets	4,693	2,663
Total assets	$608,907	$592,192

Liabilities and equity
Current liabilities
Accounts payable	$6,299	$4,069
Accrued compensation and benefits	27,992	21,677
Operating lease liabilities, current	5,804	5,420
Accrued expenses and other current liabilities	18,628	24,378
Total current liabilities	58,723	55,544
Deferred tax liabilities	8,490	8,914
Operating lease liabilities, noncurrent	9,480	7,205
Contingent consideration payable, noncurrent	—	2,700
Total liabilities	$76,693	$74,363

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 84,609,767 and 83,608,819 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$8	$8
Additional paid-in capital	533,389	532,578
Accumulated deficit	(3,660)	(11,845)
Accumulated other comprehensive income/(loss)	2,477	(2,912)
Total stockholders’ equity	532,214	517,829
Total liabilities and stockholders’ equity	$608,907	$592,192
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND
COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$101,095	$83,037	$201,510	$162,854
Cost of revenues	66,592	53,474	130,010	105,626
Gross profit	34,503	29,563	71,500	57,228

Operating expenses
Engineering, research, and development	6,744	4,127	13,230	8,499
Sales and marketing	7,116	7,286	15,373	14,578
General and administrative	20,766	18,110	45,057	39,653
Total operating expenses	34,626	29,523	73,660	62,730

(Loss)/income from operations	(123)	40	(2,160)	(5,502)
Other income, net	7,424	2,665	11,930	5,190
Income/(loss) before income tax	7,301	2,705	9,770	(312)
Provision for income taxes	2,028	3,522	1,585	4,453
Net income/(loss)	$5,273	$(817)	$8,185	$(4,765)

Foreign currency translation adjustment	3,639	(127)	5,389	(305)
Comprehensive income/(loss)	$8,912	$(944)	$13,574	$(5,070)

Income/(loss) per share
Basic	$0.06	$(0.01)	$0.10	$(0.06)
Diluted	$0.06	$(0.01)	$0.09	$(0.06)

Weighted-average shares outstanding
Basic	84,578	76,604	84,352	76,377
Diluted	86,447	76,604	87,166	76,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	83,609	$8	$532,578	$(11,845)	$(2,912)	$517,829
Net income	—	—	—	2,912	—	2,912
Stock-based compensation	—	—	10,743	—	—	10,743
Exercise of stock options	42	—	363	—	—	363
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	837	—	(16,236)	—	—	(16,236)
Foreign currency translation adjustment	—	—	—	—	1,750	1,750
Balance at March 31, 2025	84,488	$8	$527,448	$(8,933)	$(1,162)	$517,361
Net income	—	—	—	5,273	—	5,273
Stock-based compensation	—	—	6,717	—	—	6,717
Exercise of stock options	30	—	57	—	—	57
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	92	—	(833)	—	—	(833)
Foreign currency translation adjustment	—	—	—	—	3,639	3,639
Balance at June 30, 2025	84,610	$8	$533,389	$(3,660)	$2,477	$532,214

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	75,887	$8	$397,511	$(15,886)	$1,274	$382,907
Net loss	—	—	—	(3,948)	—	(3,948)
Stock-based compensation	—	—	11,339	—	—	11,339
Exercise of stock options	69	—	260	—	—	260
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	565	—	(7,569)	—	—	(7,569)
Foreign currency translation adjustment	—	—	—	—	(178)	(178)
Balance at March 31, 2024	76,521	$8	$401,541	$(19,834)	$1,096	$382,811
Net loss	—	—	—	(817)	—	(817)
Stock-based compensation	—	—	7,491	—	—	7,491
Exercise of stock options	12	—	55	—	—	55
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	125	—	(964)	—	—	(964)
Foreign currency translation adjustment	—	—	—	—	(127)	(127)
Balance at June 30, 2024	76,658	$8	$408,123	$(20,651)	$969	$388,449
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income/(loss)	$8,185	$(4,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,619	6,155
Operating lease right-of-use assets amortization expense	2,472	2,113
Bad debt expense	399	641
Stock-based compensation	17,460	18,830
Deferred income taxes	(1,353)	(1,179)
Change in fair value of contingent consideration	(6,349)	—
Other (income)/expenses, net	40	(413)
Changes in assets and liabilities:
Trade receivable	(8,755)	(2,820)
Prepaid expenses and other assets	(434)	(1,108)
Accounts payable	2,240	(844)
Accrued compensation and benefits	6,315	1,855
Operating lease liabilities	(2,443)	(3,098)
Income taxes, net	(3,834)	(1,018)
Accrued expenses and other liabilities	169	(432)
Net cash provided by operating activities	23,731	13,917
Cash flows from investing activities
Purchase of property and equipment	(7,511)	(5,848)
Other investing activities, net	198	(995)
Net cash used in investing activities	(7,313)	(6,843)
Cash flows from financing activities
Proceeds from exercises of stock options, net of shares withheld for taxes	469	623
Payments of tax obligations resulting from net share settlement of vested stock awards	(17,069)	(8,533)
Payment of debt issuance cost	(253)	—
Net cash used in financing activities	(16,853)	(7,910)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,162	(349)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,727	(1,185)
Cash, cash equivalents and restricted cash, beginning of period	335,155	257,227
Cash, cash equivalents and restricted cash, end of period	$336,882	$256,042

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,556	$6,239

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	As of
	June 30, 2025	December 31, 2024
Balance sheet classification
Cash and cash equivalents	$336,752	$334,655
Restricted cash in Prepaid expenses and other current assets	130	500
Total cash, cash equivalents and restricted cash	$336,882	$335,155

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors (the “Affiliate”) exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in the Affiliate as of June 30, 2025. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the three and six months ended June 30, 2025.
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

Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. As of June 30, 2025 and December 31, 2024, the Company recorded $3.3 million and $2.7 million of allowance for credit losses, respectively.
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
Assets acquired and liabilities assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed as updated for any changes as of June 30, 2025.
During the second quarter of 2025, the Company finalized the working capital adjustment for JUXT that resulted in a decrease of original purchase price in the amount of $0.2 million with a corresponding net change in goodwill. The Company then finalized the fair value of the assets acquired and liabilities assumed in the acquisition of JUXT. The amounts related to Mobile Computing acquisition represent the Company’s provisional fair value estimates and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary provisional amounts include certain working capital accounts that are not yet finalized. The Company expects to complete the purchase price allocation of Mobile Computing as soon as practicable but no later than one year from the acquisition date.

	Mobile Computing	JUXT
	(in thousands)
Cash, cash equivalents and restricted cash	$2,330	$7,344
Trade receivables(1)	1,496	7,132
Prepaid expenses and other current assets	379	273
Intangible assets	8,740	18,870
Goodwill(2)-(3)	7,573	23,164
Property and equipment, and other noncurrent assets	408	231
Total assets acquired	$20,926	$57,014

Accounts payable, accrued expenses and other current liabilities	$(1,858)	$(5,491)
Deferred taxes	(3,051)	(4,753)
Other noncurrent liabilities	(59)	—
Total liabilities assumed	$(4,968)	$(10,244)
Purchase price allocation	$15,958	$46,770
________________________
(1)The estimated fair values of trade receivables equaled their gross contractual amounts due as of the acquisition dates, all of which were collected by the Company as of June 30, 2025.
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
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the six months ended June 30, 2025 are as follows:

	Mobile Computing		JUXT
	Fair Value	Useful Life	Fair Value	Useful Life
	(dollars in thousands)
Customer relationships	$8,362	8 years	$17,568	8 years
Trade name	378	2 years	1,302	2.5 years
Total identified intangible assets	$8,740		$18,870
Effect on operating results

The following table summarizes the effect on operating results of the Company for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Transaction-related costs in General and administrative expenses	$80	$56	$290	$227
Revenues(1)	$12,849	$—	$25,413	$—
________________________
(1)Revenues generated by JUXT and Mobile Computing during the period of one year starting from the applicable acquisition date.
These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions of Mobile Computing and JUXT occurred on the assumed date, nor are they necessarily an indication of future operating results.

	Three Months Ended	Six Months Ended
	June 30, 2024
	(in thousands)
Revenues	$92,050	$179,844
Net loss	$(1,144)	$(5,716)
Note 3 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of June 30, 2025 and

December 31, 2024 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2025
Financial Assets:
Cash equivalents:
Money market funds	$275,093	$275,093	$275,093	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$3,913	$3,913	$—	$—	$3,913

December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$267,206	$267,206	$267,206	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$9,729	$9,729	$—	$—	$9,729
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
The following table presents the weighted average discount rates for risk-free performance targets and time value used to determine fair values of contingent considerations payables for acquisitions completed during the year ended December 31, 2024 as of June 30, 2025:

	Mobile Computing	JUXT
Weighted average discount rate for risk-free performance targets	22.9%	14.7%
Discount rate for credit risk and time value	2.8%	2.8%
The Company records short-term contingent consideration payable in Accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-

related contingent consideration payable using significant unobservable inputs for the six months ended June 30, 2025 is as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2025	$9,729
Change in fair value of contingent consideration payable included in Other income, net - JUXT	(6,649)
Change in fair value of contingent consideration payable included in Other income, net - Mobile Computing	300
Effect of net foreign currency exchange rate changes	533
Contingent consideration payable as of June 30, 2025	$3,913

Note 4 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		June 30, 2025	December 31, 2024
	(in years)	(in thousands)
Computers and equipment	2-6	$18,685	$16,377
Furniture and fixtures	3-10	1,877	1,741
Leasehold improvements	2-8	1,510	1,329
Software	3-5	1,174	1,215
Office equipment	4-6	738	698
Vehicles	5	216	196
		$24,200	$21,556
Less: Accumulated depreciation and amortization		(17,777)	(15,439)
		$6,423	$6,117

Capitalized software development costs	2	$23,263	$17,177
Less: Accumulated amortization		(13,426)	(9,276)
		$9,837	$7,901
Property and equipment, net		$16,260	$14,018

Note 5 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		June 30, 2025	December 31, 2024
	(in years)	(in thousands)
Customer relationships	8-12	$54,212	$52,664
Trade names	2-10	7,037	6,904
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$62,828	$61,147
Less: Accumulated amortization		(17,229)	(13,229)
Intangible assets, net		$45,599	$47,918
Based on the carrying value of the Company’s existing intangible assets as of June 30, 2025, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2025 (excluding six months ended June 30, 2025)	$3,695
2026	7,142
2027	6,553
2028	6,404
2029	5,898
Thereafter	15,907
Total	$45,599

Note 6 — Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Accrued expenses	$6,783	$5,111
Accrued income taxes	3,977	6,820
Contingent consideration payable	3,913	7,029
Value added tax payable	1,526	1,281
Deferred revenue	753	2,690
Other liabilities	1,676	1,447
Total accrued expenses and other current liabilities	$18,628	$24,378
Note 7 — Debt
Revolving Credit Facility — On March 15, 2022, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) by and among the Company, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement provides for a secured multicurrency revolving loan facility with an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. The Company may increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. On May 20, 2025, the Credit Agreement was amended to extend its maturity to March 15, 2028.
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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the Credit Agreement. As of June 30, 2025, the Company was in compliance with all covenants contained in the Credit Agreement.
As of June 30, 2025 and December 31, 2024, the Company did not have any outstanding debt under the Credit Agreement.
Note 8 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three and six months ended June 30, 2025 and 2024.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer Location	(in thousands)
North America	$71,086	$69,339	$143,770	$133,079
Europe	20,855	11,606	39,818	25,008
Other	9,154	2,092	17,922	4,767
Total Revenues	$101,095	$83,037	$201,510	$162,854
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Vertical	(in thousands)
Retail	$29,557	$26,779	$61,078	$51,408
Finance	25,386	12,566	50,414	22,809
Technology, Media and Telecom	25,188	23,228	48,790	47,261
CPG/Manufacturing(1)	10,604	9,843	21,375	19,402
Healthcare and Pharma	2,556	3,158	4,961	6,167
Other	7,804	7,463	14,892	15,807
Total Revenues	$101,095	$83,037	$201,510	$162,854
__________________________
(1)CPG stands for Consumer Packaged Goods.
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contract Type	(in thousands)
Time-and-material	$93,827	$78,206	$186,245	$153,026
Fixed-fee	6,683	4,246	14,045	8,658
Other revenues	585	585	1,220	1,170
Total Revenues	$101,095	$83,037	$201,510	$162,854
Contract balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized.

The Company’s contract balances as of the below dates were as follows:

	As of
	June 30, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Trade receivable, net:
Billed receivable	$71,916	$64,754	$49,824
Unbilled receivable	$5,811	$4,617	$3,735
Contract liabilities in Accrued expenses and other current liabilities	$753	$2,690	$577
As of June 30, 2025, December 31, 2024 and 2023 the Company did not have contract assets recorded in its unaudited condensed consolidated balance sheets.
During the three and six months ended June 30, 2025, the Company recognized $0.7 million and $2.3 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.4 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2023.
Remaining performance obligations
As of June 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $1.3 million. Our remaining performance obligations represent commitments for future services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligations as revenues during the remaining 6 months of fiscal year 2025. Remaining performance obligations include amounts that will be invoiced in future periods and excludes the contracts that meet at least one of the following criteria under ASC Topic 606 “Revenue from Contracts with Customers”:
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
Many of the Company’s contracts met one or more of these exemptions as of June 30, 2025.
Customer concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer 1	15.1%	16.7%	14.7%	16.7%

The following table shows the number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	June 30, 2025	December 31, 2024
Billed receivable	1	1
Unbilled receivable	2	1
Transactions with related parties
During the three and six months ended June 30, 2025 and 2024, the Company conducted transactions with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, during the three and six months ended June 30, 2025, the Company recorded revenues from related parties of $7.5 million and $14.2 million, respectively. During the same periods of 2024, the Company recorded revenues from related parties of $4.5 million and $7.3 million, respectively. As of June 30, 2025 and December 31, 2024, billed receivables from related parties were $5.1 million and $3.8 million, respectively. Unbilled receivables from related parties as of both June 30, 2025 and December 31, 2024 were $0.1 million.

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
The Company’s leases have remaining lease terms ranging from 0.2 to 6.0 years as of June 30, 2025. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of June 30, 2025 and December 31, 2024, the Company had no finance leases.
Operating lease expense is recorded on a straight-line basis over the lease term. During the three and six months ended June 30, 2025 and 2024, lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$1,458	$1,307	$2,938	$2,500
Variable lease cost	129	155	250	231
Short-term lease cost	209	122	429	176
Total lease cost	$1,796	$1,584	$3,617	$2,907
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Lease liability payments	$1,471	$1,175	$2,836	$2,343
Lease assets obtained in exchange for liabilities	$3,118	$1,686	$3,118	$2,539
Non-cash net change in lease assets due to lease modifications	$1,861	$(92)	$1,861	$(52)
Non-cash net change in lease liability due to lease modifications	$(1,743)	$92	$(1,743)	$52
Weighted average remaining lease term and discount rate as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025	December 31, 2024
Weighted average remaining lease term, in years	3.6	3.0
Weighted average discount rate	6.6%	8.1%
As of June 30, 2025, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2025 (excluding six months ended June 30, 2025)	$3,048
2026	5,334
2027	4,260
2028	1,992
2029	1,457
Thereafter	1,050
Total lease payments	17,141
Less: imputed interest	(1,857)
Total	$15,284
There were no lease agreements signed with related parties as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, the Company had committed to payments of $2.3 million related to an operating lease agreement that had not yet commenced. This operating lease commences in the fourth quarter of 2025 with the lease term of five years. The Company does not have finance lease agreements that had not yet commenced.
Note 10 — Income taxes
The Company recorded income tax expense of $2.0 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was 27.8% and 130.2% for the second quarter of 2025 and 2024, respectively. The Company recorded income tax expense of $1.6 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 was 16.2% and was not meaningful for the same period of 2024 due to an immaterial loss before tax compared to the income tax expense recorded during the period. The change in the effective tax rate for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was attributable mainly to the income tax benefit related to equity compensation and the change in pre-tax loss to pre-tax income.
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
As of June 30, 2025, the Company determined that it can reliably estimate full-year ordinary income and income tax expense. Therefore, for the six months ended June 30, 2025, the income tax expense was calculated by applying the estimated annual effective tax rate to the Company’s year-to-date pre-tax income taking into account discrete items.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to the U.S. tax law that will be applicable to Grid Dynamics beginning in the third quarter of 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company is in the process of evaluating the impact of the Act on its financial statements but does not anticipate it to have a material effect.

Note 11 — Stock-based compensation
Employee stock-based compensation cost recognized in the unaudited condensed consolidated statements of income/(loss) and comprehensive income/(loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenues	$564	$510	$1,134	$992
Engineering, research, and development	669	803	1,812	2,091
Sales and marketing	1,106	1,321	2,946	2,998
General and administrative	4,378	4,857	11,568	12,749
Total stock-based compensation	$6,717	$7,491	$17,460	$18,830
Stock Options
2018 Stock Plan
Stock option activity under the Company’s 2018 Stock Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2025	1,285,930	$3.54	$24,047
Options exercised	(45,405)	$3.54
Options outstanding as of June 30, 2025	1,240,525	$3.54	$9,937	3.6

Options vested and exercisable as of June 30, 2025	1,240,525	$3.54	$9,937	3.6
As of June 30, 2025, the Company fully recognized stock-based compensation costs related to 2018 Stock Plan options.
2020 Equity Incentive Plan
As of June 30, 2025, 2.9 million shares were available for grant under 2020 Equity Incentive Plan (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2025	2,748,391	$12.75	$26,881
Options exercised	(45,172)	$10.68
Options forfeited	(39,025)	$13.81
Options expired	(38,305)	$18.89
Options outstanding as of June 30, 2025	2,625,889	$12.68	$3,368	6.1

Options vested and exercisable as of June 30, 2025	2,143,604	$12.46	$3,305	5.8
The Company elected the policy to account for forfeitures upon occurrence. The total unrecognized compensation expenses related to 2020 Stock Plan options as of June 30, 2025 were $2.8 million to be expensed on a straight-line basis over the remaining 1.5 years.
Restricted Stock Units (“RSUs”)
RSUs granted do not participate in earnings or dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2025	1,795,865	$13.39
Awards granted	273,175	$22.13
Awards vested and released	(613,644)	$13.18
Awards forfeited	(25,285)	$15.03
Unvested awards as of June 30, 2025	1,430,111	$15.12
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of June 30, 2025 were $18.4 million to be expensed on a straight-line basis over 2.1 years.
Performance Stock Units (“PSUs”)
The following table summarizes activity of the Company’s PSUs for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2025(1)	2,171,376	$13.28
Awards granted	47,000	$26.14
Performance achievement adjustment	436,791	$15.05
Modifier adjustments	197,938	$13.72
Awards vested and released	(1,104,064)	$11.96
Awards forfeited	(8,512)	$13.74
Unvested awards as of June 30, 2025(2)	1,740,529	$14.96
__________________________
(1)Reported at the estimate performance adjustment of 208% of the first tranche granted in 2024 and 100% for the remaining tranches.
(2)Reported at the estimate performance achievement of 179% and 100% for the second and third tranches of the target shares granted in 2024 and 2025, respectively.
The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of June 30, 2025 were $10.5 million to be expensed over 1.0 years.

Note 12 — Earnings/(loss) per share
The following table sets forth the computation of basic and diluted earnings/(loss) per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator for basic and diluted income/(loss) per share
Net income/(loss)	$5,273	$(817)	$8,185	$(4,765)

Denominator:
Weighted-average shares outstanding – basic	84,578	76,604	84,352	76,377
Net effect of dilutive stock options and restricted stock units	1,869	—	2,814	—
Weighted-average shares outstanding – diluted	86,447	76,604	87,166	76,377

Net income/(loss) per share
Basic	$0.06	$(0.01)	$0.10	$(0.06)
Diluted	$0.06	$(0.01)	$0.09	$(0.06)
The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net income/(loss) per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options to purchase common stock	1,632	4,500	510	4,558
Restricted stock units	341	1,737	195	1,849
Performance stock units	604	1,832	586	2,061
Total	2,577	8,069	1,291	8,468
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

Geographic Information
The following table presents revenues by customer location for the three and six months ended June 30, 2025 and 2024. The Company attributes customers to respective countries based upon the location of the customer served.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
United States	$71,044	$68,968	$143,682	$132,477
United Kingdom	11,105	4,201	21,821	9,710
Poland	3,528	877	6,892	1,727
India	3,278	147	5,557	712
Other	12,140	8,844	23,558	18,228
Total Revenues	$101,095	$83,037	$201,510	$162,854
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Poland	$4,452	$3,010
Serbia	2,392	2,350
Ukraine	2,044	2,067
United States	1,574	2,101
Moldova	1,228	808
India	1,196	1,098
Other	3,374	2,584
Total	$16,260	$14,018
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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through July 31, 2025, the date these unaudited condensed consolidated financial statements were issued.

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
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Cautionary Note Regarding Forward Looking Statements,” included elsewhere in this Quarterly Report on Form 10-Q, and the section titled "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 and in our Annual Report on Form 10-K.
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
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in thousands, except per share data and percentages)
Revenues	$101,095	100.0%	$83,037	100.0%	$201,510	100.0%	$162,854	100.0%
Gross profit	34,503	34.1%	$29,563	35.6%	71,500	35.5%	$57,228	35.1%
(Loss)/income from operations	(123)	(0.1)%	$40	—%	(2,160)	(1.1)%	$(5,502)	(3.4)%
Net income/(loss)	5,273	5.2%	$(817)	(1.0)%	8,185	4.1%	$(4,765)	(2.9)%
Diluted net income/(loss) per share	$0.06	n/a	$(0.01)	n/a	$0.09	n/a	$(0.06)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	12,745	12.6%	11,734	14.1%	27,354	13.6%	22,026	13.5%
Non-GAAP net income(1)	8,293	8.2%	8,493	10.2%	18,245	9.1%	16,110	9.9%
Non-GAAP diluted EPS(1)	$0.10	n/a	$0.11	n/a	$0.21	n/a	$0.21	n/a
__________________________

(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
Our key metrics for the three months ended June 30, 2025 are presented below:
•Our revenues reached $101.1 million, an increase of 21.7% on a year-over-year basis.
•Our GAAP gross profit margin decreased 1.5% compared to the prior year quarter, and showed a small increase of 0.4% for the six-month periods, reaching 35.5% for the six months ended June 30, 2025 compared to 35.1% for the six-month period of 2024.
•We recorded net income of $5.3 million compared to a net loss of $0.8 million in the prior-year quarter.
•Our non-GAAP EBITDA reached $12.7 million, or 12.6% of revenues, compared to $11.7 million, or 14.1% of revenues, in the corresponding period of 2024.
•Operating cash inflows improved by $3.7 million compared to the prior-year quarter, reaching $14.4 million.
The results in any period are not necessarily indicative of the results that may be expected for any future period.
Business Update Regarding Military Action in Ukraine
In February 2022, Russian forces launched a significant military action against Ukraine, with increased activity in recent months. The impact on Ukraine, coupled with the actions taken by other countries, including sanctions imposed by the U.S., Canada, the U.K., the European Union, and other countries, companies and organizations against officials, individuals, regions, and industries in Russia and certain regions of Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, Russia could attempt to take control of assets in Ukraine belonging to companies registered in the U.S., such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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

The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of June 30,
	2025	2024
Americas(1)	846	547
Europe(2)	3,240	2,761
Rest of the world(3)	927	653
Total	5,013	3,961
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. New customers have a direct impact on the Company’s ability to diversify sources of revenue and replace customers that may no longer require its services. The total number of customers for the six months ended June 30, 2025 was 211 customers, down from 220 a year ago.
Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward decreasing those levels. During each of the three and six months ended June 30, 2025 and 2024, one customer accounted for 10% or more of Grid Dynamics’ revenues. The Company expects to continue its focus on maintaining long-term relationships with customers while diversifying its customer base.
The following table presents revenue concentration by amount and as a percentage of Grid Dynamics’ revenues for the periods indicated:

	Three Months Ended June 30,
	2025		2024
	(in thousands, except percentages)
Top one customer	$15,312	15.1%	$13,871	16.7%
Top five customers	$37,877	37.5%	$31,985	38.5%
Top ten customers	$57,933	57.3%	$47,328	57.0%
Top twenty customers	$73,929	73.1%	$59,781	72.0%
Customers below top twenty	$27,166	26.9%	$23,256	28.0%

	Six Months Ended June 30,
	2025		2024
	(in thousands, except percentages)
Top one customer	$29,536	14.7%	$27,184	16.7%
Top five customers	$73,591	36.5%	$63,568	39.0%
Top ten customers	$114,717	56.9%	$90,255	55.4%
Top twenty customers	$146,644	72.8%	$114,024	70.0%
Customers below top twenty	$54,866	27.2%	$48,830	30.0%
Results of Operations
The three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the interim periods indicated, and the changes between periods:

	Three Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$101,095	$83,037	$18,058	21.7%
Cost of revenues	66,592	53,474	13,118	24.5%
Gross profit	34,503	29,563	4,940	16.7%
Engineering, research, and development	6,744	4,127	2,617	63.4%
Sales and marketing	7,116	7,286	(170)	(2.3)%
General and administrative	20,766	18,110	2,656	14.7%
Total operating expense	34,626	29,523	5,103	17.3%
(Loss)/income from operations	(123)	40	(163)	n/m
Other income, net	7,424	2,665	4,759	178.6%
Income before income tax	7,301	2,705	4,596	169.9%
Provision for income taxes	2,028	3,522	(1,494)	(42.4)%
Net income/(loss)	$5,273	$(817)	$6,090	n/m

	Six Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$201,510	$162,854	$38,656	23.7%
Cost of revenues	130,010	105,626	24,384	23.1%
Gross profit	71,500	57,228	14,272	24.9%
Engineering, research, and development	13,230	8,499	4,731	55.7%
Sales and marketing	15,373	14,578	795	5.5%
General and administrative	45,057	39,653	5,404	13.6%
Total operating expense	73,660	62,730	10,930	17.4%
Loss from operations	(2,160)	(5,502)	3,342	(60.7)%
Other income, net	11,930	5,190	6,740	129.9%
Income/(loss) before income tax	9,770	(312)	10,082	n.m.
Provision for income taxes	1,585	4,453	(2,868)	(64.4)%
Net income/(loss)	$8,185	$(4,765)	$12,950	(271.8)%
Revenues
Our total revenues grew by 21.7% and 23.7% on a quarterly and year-to-date basis, reaching $101.1 million and $201.5 million for the three and six months ended June 30, 2025, respectively. Our growth was driven by strong performance across the Finance and Retail verticals and our 2024 acquisitions.
Revenues by Verticals. We assign our customers into one of our five main vertical markets or a group of various industries where we seek to increase our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in thousands, except percentages of revenues)
Retail	$29,557	29.2%	$26,779	32.2%	$61,078	30.3%	$51,408	31.6%
Finance	25,386	25.1%	12,566	15.1%	50,414	25.0%	22,809	14.0%
Technology, Media and Telecom	25,188	24.9%	23,228	28.0%	48,790	24.2%	47,261	29.0%
CPG/Manufacturing	10,604	10.5%	9,843	11.9%	21,375	10.6%	19,402	11.9%
Healthcare and Pharma	2,556	2.5%	3,158	3.8%	4,961	2.5%	6,167	3.8%
Other	7,804	7.8%	7,463	9.0%	14,892	7.4%	15,807	9.7%
Total	$101,095	100.0%	$83,037	100.0%	$201,510	100.0%	$162,854	100.0%
Retail remained our largest vertical, contributing 29.2% and 30.3% of total revenues for the three and six months ended June 30, 2025, respectively. Revenues from this vertical increased 10.4% year-over-year to $29.6 million in the second quarter and grew 18.8% to $61.1 million on a year-to-date basis, compared to $26.8 million and $51.4 million for the same periods in 2024. This growth was primarily driven by increased demand from our specialty retail customers and new customer engagements.
Our Finance vertical continued its strong performance, doubling year-over-year for the fourth consecutive quarter. Second quarter revenues reached $25.4 million, up from $12.6 million in the prior-year period. On a year-to-date basis, the Finance vertical grew by $27.6 million to $50.4 million. Growth in this vertical was driven by increased demand from fintech and insurance customers, along with contributions from our 2024 acquisitions. As a result, Finance has become our second-largest vertical, accounting for approximately 25.0% of total revenues on both a quarterly and year-to-date basis.
The Technology, Media and Telecom (“TMT”) vertical revenue increased 8.4% on a quarterly and 3.2% on a year-to-date basis, reaching $25.2 million for the second quarter and $48.8 million for the first half of 2025. Growth was primarily driven by demand from our technology customers.

CPG and Manufacturing revenues increased 7.7% year-over-year to $10.6 million in the second quarter of 2025, up from $9.8 million in the same period of 2024. On a year-to-date basis, revenues increased 10.2% to $21.4 million compared to $19.4 million in prior-year period. This growth was driven primarily by contributions from our 2024 acquisitions.
The Healthcare and Pharma vertical generated revenues of $2.6 million and $5.0 million for the three and six months ended June 30, 2025, representing 2.5% of total revenues in both periods. This compares to $3.2 million and $6.2 million, or 3.8% of total revenues, in the corresponding periods of 2024.
Lastly, the Other vertical remained relatively flat on a quarterly basis but declined $0.9 million on a year-to-date basis. The decrease was primarily from customers in hospitality industry. The Other vertical contributed 7.8% and 7.4% of total revenues for the three and six months ended June 30, 2025, down from 9.0% and 9.7% during the respective prior-year periods.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expenses related to client-serving activities.
Cost of revenues was $66.6 million for the three months ended June 30, 2025, an increase of $13.1 million, or 24.5%, compared to $53.5 million in the same period of 2024. For the six months ended June 30, 2025, cost of revenues increased by $24.4 million, or 23.1%, reaching $130.0 million, compared to the prior year period. The increase was primarily attributable to higher headcount, including personnel added through recent acquisitions and foreign currency headwinds.
Gross profit increased to $34.5 million for the second quarter of 2025, up 16.7% from the same period in 2024. For the six-month period, gross profit grew 24.9% year-over-year to $71.5 million. Expressed as a percentage of revenues, gross margin declined on a quarterly basis from 35.6% in the second quarter of 2024 to 34.1% in the current year period. At the same time, on a year-to-date basis, gross margin showed positive trends, reaching 35.5% for the first half of 2025, compared to 35.1% in the prior year period.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits, including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
Our engineering, research, and development expenses grew 63.4% and 55.7% for the three and six months ended June 30, 2025, respectively, reaching $6.7 million in the second quarter and $13.2 million for the six-month period. The increase reflects our ongoing investments in customer delivery operations and internally developed software aimed at enhancing our long-term scalability and competitiveness.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling our services. These expenses are comprised of personnel costs, including performance bonuses and stock-based compensation, marketing events, and travel expenses, as well as depreciation and amortization expenses related to such activities.
Our sales and marketing expenses remained relatively flat in the second quarter of 2025 compared to the same period in the prior year, amounting to somewhat above $7.0 million in both periods. On a year-to-date basis, sales and marketing expenses increased by 5.5%, reaching $15.4 million for the six months ended June 30, 2025, compared to $14.6 million in the prior year period. Despite the increase in absolute dollars, our sales and marketing expenses, expressed as a percentage of revenues, declined, reaching 7.0% and 7.6% for the three and six months ended June 30, 2025, respectively, compared to 8.8% and 9.0%, in the corresponding periods of 2024.
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

General and administrative expenses increased by 14.7% to $20.8 million for the three months ended June 30, 2025, compared to $18.1 million in the prior year period. For the six-month period ended June 30, 2025, general and administrative expenses totaled $45.1 million, reflecting a 13.6% increase from $39.7 million in the prior year period. The increase was primarily attributed to costs associated with recent acquisitions, including increased compensation, depreciation, amortization, and other acquisition-related costs. This increase was partially offset by a reduction in stock-based compensation expenses.
Expressed as a percentage of revenues, general and administrative expenses continued to decline, reaching 20.5% and 22.4% for the three and six months June 30, 2025, respectively, compared to 21.8% and 24.3% in the prior year periods of 2024.
Other Income, Net
Other income, net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, and foreign exchange gains and losses as well as changes in the fair value of contingent consideration and investments in equity securities.
For the three and six months ended June 30, 2025, other income, net, reached $7.4 million and $11.9 million, respectively, compared to $2.7 million and $5.2 million in the prior year periods. The increase in other income, net during the three and six months ended June 30, 2025 was primarily driven by the remeasurement of acquisition-related contingent consideration liabilities and higher gains from investments in money market funds, partially offset by foreign currency headwinds.
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
During the three and six months ended June 30, 2025, we recognized income tax expense of $2.0 million and $1.6 million, respectively, compared to $3.5 million and $4.5 million in the same periods of 2024. The difference in the tax provision was attributable mainly to the income tax benefit for equity compensation during the first and second quarters of 2025 and the change from pre-tax loss to pre-tax income.
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
Grid Dynamics defines and calculates its non-GAAP financial measures as follows:
•Non-GAAP EBITDA: Net income/(loss) before interest income/(expense), provision for income taxes and depreciation and amortization, and further adjusted for the impact of stock-based compensation expense, transaction-

related costs (which include, when applicable, professional fees, retention bonuses, and consulting, legal and advisory costs related to Grid Dynamics’ merger and acquisition and capital-raising activities), impairment of long-lived assets, restructuring costs, one-time charges, and non-operating income/(expenses), net (which includes mainly foreign currency transaction gains and losses, fair value adjustments and other miscellaneous expenses).
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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its GAAP net income/(loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
GAAP net income/(loss)	$5,273	$(817)	$8,185	$(4,765)
Adjusted for:
Depreciation and amortization	4,900	3,241	9,619	6,155
Provision for income taxes	2,028	3,522	1,585	4,453
Stock-based compensation	6,717	7,491	17,460	18,830
Transaction and transformation-related costs (1)	323	213	761	667
Geographic reorganization (2)	467	445	811	946
Restructuring costs (3)	461	304	863	930
Interest and other income, net (4)	(7,424)	(2,665)	(11,930)	(5,190)
Non-GAAP EBITDA	$12,745	$11,734	$27,354	$22,026
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

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its GAAP net income/(loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
GAAP net income/(loss)	$5,273	$(817)	$8,185	$(4,765)
Adjusted for:
Stock-based compensation	6,717	7,491	17,460	18,830
Transaction and transformation-related costs (1)	323	213	761	667
Geographic reorganization (2)	467	445	811	946
Restructuring costs (3)	461	304	863	930
Other (income)/expense, net (4)	(4,357)	(21)	(5,658)	64
Tax impact of non-GAAP adjustments (5)	(591)	878	(4,177)	(562)
Non-GAAP net income	$8,293	$8,493	$18,245	$16,110
Number of shares used in the GAAP diluted EPS	86,447	76,604	87,166	76,377
GAAP diluted EPS	$0.06	$(0.01)	$0.09	$(0.06)
Number of shares used in the Non-GAAP diluted EPS	86,447	77,899	87,166	78,134
Non-GAAP diluted EPS	$0.10	$0.11	$0.21	$0.21
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
(4)Other (income)/expense, net consists primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating income and expense. During the fourth quarter ended December 31, 2024, the Company started to include interest (income)/expense, net in its calculation of non-GAAP net income. As a result, the Company has adjusted previously reported Other expense, net adjustment to include interest income, net of $2.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively.
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
Our principal source of liquidity continues to be cash generated from our operations. From time to time, we seek additional financing by means of follow-on public offerings of our common stock. The latest offering closed on November 14, 2024 and resulted in $107.6 million of net proceeds, after deducting underwriting discounts and commissions. Additionally, we entered into an agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as an administrative agent for the lenders. The revolving credit facility provides us with $30.0 million of available borrowing capacity. On May 20, 2025, the maturity of this facility was extended to March 15, 2028. See Note 7 “Debt” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for information regarding our debt.
As of June 30, 2025, Grid Dynamics had cash and cash equivalents amounting to $336.8 million compared to $334.7 million at December 31, 2024. Of these amounts, $42.7 million and $38.6 million, respectively, were held outside the United States, and included Switzerland, the U.K., India, Mexico, Netherlands, Armenia, Moldova, Poland and other countries. We did not have any debt outstanding under the revolving credit facility as of June 30, 2025. We believe that our cash and cash equivalents balance, cash generated from operating activities and proceeds from our November 2024 offering will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 9 “Leases” and Note 14 “Commitments and contingencies” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$23,731	$13,917
Net cash used in investing activities	$(7,313)	$(6,843)
Net cash used in financing activities	$(16,853)	$(7,910)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$2,162	$(349)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$1,727	$(1,185)
Cash, cash equivalents and restricted cash (beginning of period)	$335,155	$257,227
Cash, cash equivalents and restricted cash (end of period)	$336,882	$256,042
Operating Activities. Net cash provided by operating activities totaled $23.7 million for the six months ended June 30, 2025, an increase of $9.8 million compared to $13.9 million provided in the same period of 2024. The improvement was primarily driven by changes in working capital, including timing of employee compensation payments and customer collections.
Investing Activities. Net cash used in investing activities was $7.3 million for the six months ended June 30, 2025, compared to $6.8 million in the prior year period, remaining relatively stable. The cash outflows in both periods were primarily related to our capital expenditures and the capitalization of internally developed projects.
Financing Activities. Net cash used in financing activities amounted to $16.9 million for the six months ended June 30, 2025, largely driven by tax withholding obligations related to the issuance of shares in connection with vested equity awards. These obligations were $8.5 million higher as compared to the first half of 2024. Net cash used in financing activities for the six months ended June 30, 2024 was $7.9 million.
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
In the three months ended June 30, 2025, approximately 50.1% of Grid Dynamics’ $101.2 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 41.6% of Grid Dynamics’ $83.0 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2024.
In the three months ended June 30, 2025:
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
In the six months ended June 30, 2025, approximately 48.1% of Grid Dynamics’ $203.7 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 40.3% of

Grid Dynamics’ $168.4 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the six months ended June 30, 2024.
In the six months ended June 30, 2025:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $2.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $3.5 million decrease in income from operations.
•a 10% decrease in the value of the Mexican peso against the U.S. dollar would have resulted in a $0.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the peso's value would have resulted in a $0.7 million decrease in income from operations.
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
Changes in Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, confirmed there have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 filed with the SEC on May 1, 2025.
The risks and uncertainties that we face are not limited to those set forth above and in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(a) Except as described below, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended June 30, 2025.
On June 13, 2025, Shou Zhang, a director of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 21,000 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Securities Exchange Act. The shares may sold pursuant to the plan until June 19, 2026 or earlier if all sales under the plan were completed.

Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Second Amendment to Credit Agreement, dated as of April 15, 2025, by and among Grid Dynamics Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., and the other loan parties thereto.	8-K	10.1	April 15, 2025
10.2	Third Amendment to Credit Agreement, dated as of April 29, 2025, by and among Grid Dynamics Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., and the other loan parties thereto.	10-Q	10.4	May 01, 2025
10.3	Fourth Amendment to Credit Agreement, dated as of May 20, 2025, by and among Grid Dynamics Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., and the other loan parties thereto.	8-K	10.1	May 21, 2025
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	Filed herewith
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

Grid Dynamics Holdings, Inc.

Date: July 31, 2025	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)