Form 10-Q
period 2025-09-30
GRID DYNAMICS HOLDINGS, INC.
filed 2025-10-30
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38685
Grid Dynamics Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0632724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6101 Bollinger Canyon Road, Suite 465
San Ramon, CA 94583
(Address of principal executive offices)
(650) 523-5000
(Registrant’s telephone number, including area code)

5000 Executive Parkway, Suite 520, San Roman, CA 94583

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of October 27, 2025, there were 84,769,058 shares of registrant’s common stock issued and outstanding.

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
•the military action launched by Russian forces in Ukraine, which has seen increased activity, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, and the effect of these developments on our business and results of operations;
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$338,553	$334,655
Trade receivables, net of allowance of $3,712 and $2,747 as of September 30, 2025 and December 31, 2024, respectively	82,900	69,371
Prepaid expenses and other current assets	19,220	19,278
Total current assets	440,673	423,304
Property and equipment, net	17,151	14,018
Operating lease right-of-use assets, net	13,111	12,108
Intangible assets, net	43,399	47,918
Goodwill	84,681	83,407
Deferred tax assets	9,129	8,774
Other noncurrent assets	5,025	2,663
Total assets	$613,169	$592,192

Liabilities and equity
Current liabilities
Accounts payable	$5,574	$4,069
Accrued compensation and benefits	28,624	21,677
Operating lease liabilities, current	5,285	5,420
Accrued expenses and other current liabilities	18,302	24,378
Total current liabilities	57,785	55,544
Deferred tax liabilities	9,300	8,914
Operating lease liabilities, noncurrent	8,363	7,205
Contingent consideration payable, noncurrent	—	2,700
Total liabilities	$75,448	$74,363

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 84,709,441 and 83,608,819 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$8	$8
Additional paid-in capital	539,114	532,578
Accumulated deficit	(2,483)	(11,845)
Accumulated other comprehensive income/(loss)	1,082	(2,912)
Total stockholders’ equity	537,721	517,829
Total liabilities and stockholders’ equity	$613,169	$592,192
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$104,163	$87,435	$305,673	$250,289
Cost of revenues	69,452	54,706	199,462	160,332
Gross profit	34,711	32,729	106,211	89,957

Operating expenses
Engineering, research, and development	5,759	4,446	18,989	12,945
Sales and marketing	7,339	6,817	22,712	21,395
General and administrative	21,854	19,330	66,911	58,983
Total operating expenses	34,952	30,593	108,612	93,323

(Loss)/income from operations	(241)	2,136	(2,401)	(3,366)
Other income, net	3,364	3,466	15,294	8,656
Income before income tax	3,123	5,602	12,893	5,290
Provision for income taxes	1,946	1,320	3,531	5,773
Net income/(loss)	$1,177	$4,282	$9,362	$(483)

Income/(loss) per share
Basic	$0.01	$0.06	$0.11	$(0.01)
Diluted	$0.01	$0.05	$0.11	$(0.01)

Weighted-average shares outstanding
Basic	84,695	76,697	84,467	76,485
Diluted	85,839	78,837	86,740	76,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$1,177	$4,282	$9,362	$(483)
Other comprehensive income/(loss):
Foreign currency translation adjustment	(1,433)	214	3,956	(91)
Other comprehensive income	38	—	38	—
Other comprehensive income/(loss)	(1,395)	214	3,994	(91)
Comprehensive (loss)/income	$(218)	$4,496	$13,356	$(574)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	83,609	$8	$532,578	$(11,845)	$(2,912)	$517,829
Net income	—	—	—	2,912	—	2,912
Stock-based compensation	—	—	10,743	—	—	10,743
Exercise of stock options	42	—	363	—	—	363
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	837	—	(16,236)	—	—	(16,236)
Other comprehensive income	—	—	—	—	1,750	1,750
Balance at March 31, 2025	84,488	$8	$527,448	$(8,933)	$(1,162)	$517,361
Net income	—	—	—	5,273	—	5,273
Stock-based compensation	—	—	6,717	—	—	6,717
Exercise of stock options	30	—	57	—	—	57
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	92	—	(833)	—	—	(833)
Other comprehensive income	—	—	—	—	3,639	3,639
Balance at June 30, 2025	84,610	$8	$533,389	$(3,660)	$2,477	$532,214
Net income	—	—	—	1,177	—	1,177
Stock-based compensation	—	—	6,356	—	—	6,356
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	99	—	(631)	—	—	(631)
Other comprehensive loss	—	—	—	—	(1,395)	(1,395)
Balance at September 30, 2025	84,709	$8	$539,114	$(2,483)	$1,082	$537,721

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	75,887	$8	$397,511	$(15,886)	$1,274	$382,907
Net loss	—	—	—	(3,948)	—	(3,948)
Stock-based compensation	—	—	11,339	—	—	11,339
Exercise of stock options	69	—	260	—	—	260
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	565	—	(7,569)	—	—	(7,569)
Other comprehensive loss	—	—	—	—	(178)	(178)
Balance at March 31, 2024	76,521	$8	$401,541	$(19,834)	$1,096	$382,811
Net loss	—	—	—	(817)	—	(817)
Stock-based compensation	—	—	7,491	—	—	7,491
Exercise of stock options	12	—	55	—	—	55
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	125	—	(964)	—	—	(964)
Other comprehensive loss	—	—	—	—	(127)	(127)
Balance at June 30, 2024	76,658	$8	$408,123	$(20,651)	$969	$388,449
Net income	—	—	—	4,282	—	4,282
Stock-based compensation	—	—	7,139	—	—	7,139
Exercise of stock options	66	—	265	—	—	265
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	19	—	(102)	—	—	(102)
Other comprehensive income	—	—	—	—	214	214
Balance at September 30, 2024	76,743	$8	$415,425	$(16,369)	$1,183	$400,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income/(loss)	$9,362	$(483)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	14,629	9,579
Operating lease right-of-use assets amortization expense	3,787	3,301
Bad debt expense	847	1,077
Stock-based compensation	23,816	25,969
Deferred income taxes	(186)	(1,516)
Change in fair value of contingent consideration	(6,876)	—
Other (income)/expenses, net	37	(890)
Changes in assets and liabilities:
Trade receivable	(14,376)	(9,676)
Prepaid expenses and other assets	726	(2,894)
Accounts payable	1,495	(740)
Accrued compensation and benefits	6,993	3,293
Operating lease liabilities	(3,767)	(3,352)
Income taxes, net	(6,655)	(1,503)
Accrued expenses and other liabilities	872	965
Net cash provided by operating activities	30,704	23,130
Cash flows from investing activities
Purchase of property and equipment	(11,537)	(9,126)
Acquisition of business, net of cash acquired	198	(32,144)
Other investing activities, net	—	(44)
Net cash used in investing activities	(11,339)	(41,314)
Cash flows from financing activities
Proceeds from exercises of stock options, net of shares withheld for taxes	469	867
Payments of tax obligations resulting from net share settlement of vested stock awards	(17,700)	(8,635)
Payment of debt issuance cost	(253)	—
Net cash used in financing activities	(17,484)	(7,768)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,517	(14)
Net increase/(decrease) in cash, cash equivalents and restricted cash	3,398	(25,966)
Cash, cash equivalents and restricted cash, beginning of period	335,155	257,227
Cash, cash equivalents and restricted cash, end of period	$338,553	$231,261

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,854	$8,993
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	—	7,480

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	As of
	September 30, 2025	December 31, 2024
Balance sheet classification
Cash and cash equivalents	$338,553	$334,655
Restricted cash in Prepaid expenses and other current assets	—	500
Total cash, cash equivalents and restricted cash	$338,553	$335,155

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors (the “Affiliate”) exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in the Affiliate as of September 30, 2025. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the three and nine months ended September 30, 2025.
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

Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. As of September 30, 2025 and December 31, 2024, the Company recorded $3.7 million and $2.7 million of allowance for credit losses, respectively.
Prior period reclassifications
Certain amounts on the unaudited condensed consolidated balance sheets, unaudited consolidated statements of stockholders’ equity, and unaudited condensed consolidated statements of cash flows in prior periods have been reclassified to conform with the current period presentation.
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

Assets acquired and liabilities assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed as updated for any changes as of September 30, 2025.
During the second quarter of 2025, the Company finalized the working capital adjustment for JUXT that resulted in a decrease of original purchase price in the amount of $0.2 million with a corresponding net change in goodwill. The Company then finalized the fair value of the assets acquired and liabilities assumed in the acquisition of JUXT.
The amounts related to Mobile Computing acquisition represent the Company’s provisional fair value estimates and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary provisional amounts include certain working capital accounts that are not yet finalized. During third quarter of 2025, the Company recorded adjustments to working capital accounts of Mobile Computing that resulted in a decrease of goodwill by $0.1 million. The Company expects to complete the purchase price allocation of Mobile Computing as soon as practicable but no later than one year from the acquisition date.

	Mobile Computing	JUXT
	(in thousands)
Cash, cash equivalents and restricted cash	$2,330	$7,344
Trade receivables(1)	1,496	7,132
Prepaid expenses and other current assets	390	273
Intangible assets	8,740	18,870
Goodwill(2)-(3)	7,498	23,164
Property and equipment, and other noncurrent assets	450	231
Total assets acquired	$20,904	$57,014

Accounts payable, accrued expenses and other current liabilities	$(1,836)	$(5,491)
Deferred taxes	(3,051)	(4,753)
Other noncurrent liabilities	(59)	—
Total liabilities assumed	$(4,946)	$(10,244)
Purchase price allocation	$15,958	$46,770
________________________
(1)The estimated fair values of trade receivables equaled their gross contractual amounts due as of the acquisition dates, all of which were collected by the Company as of September 30, 2025.
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
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the nine months ended September 30, 2025 are as follows:

	Mobile Computing		JUXT
	Fair Value	Useful Life	Fair Value	Useful Life
	(dollars in thousands)
Customer relationships	$8,362	8 years	$17,568	8 years
Trade name	378	2 years	1,302	2.5 years
Total identified intangible assets	$8,740		$18,870
Effect on operating results

The following table summarizes the effect on operating results of the Company for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Transaction-related costs in General and administrative expenses	$33	$1,477	$323	$1,704
Revenues(1)	$12,985	$—	$38,398	$—
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

	Three Months Ended	Nine Months Ended
	September 30, 2024
	(in thousands)
Revenues	$100,420	$280,264
Net income	$6,088	$372
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
	(in thousands)
September 30, 2025
Financial Assets:
Cash equivalents:
Money market funds	$277,087	$277,087	$277,087	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$3,370	$3,370	$—	$—	$3,370

December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$267,206	$267,206	$267,206	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$9,729	$9,729	$—	$—	$9,729
__________________________
(1)Equity securities of a related party, a company affiliated with the member of the Company’s Board of Directors, that do not have readily determinable fair value and are measured at cost.
Contingent consideration payable
The fair value of contingent consideration payable is determined using the Monte-Carlo model, which is primarily based on projected financial results of acquired business adjusted to market risk assumptions, probability of achievement of performance targets set in purchase agreements and respective discount rates. Even though there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. Changes in financial projections, discount rates, timing and amount of specific milestone estimates, as well as probability assumptions related to achieving the various performance milestones, would result in a change in the fair value of the recorded contingent consideration payable. Such changes, if any, are recorded in Other income, net in the unaudited condensed consolidated statements of income/(loss).
The following table presents the weighted average discount rates for risk-free performance targets and time value used to determine fair values of contingent considerations payables for acquisitions completed during the year ended December 31, 2024 as of the acquisition dates:

	Mobile Computing	JUXT
Weighted average discount rate for risk-free performance targets	22.9%	14.7%
Discount rate for credit risk and time value	2.8%	2.8%
The Company records short-term contingent consideration payable in Accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-

related contingent consideration payable using significant unobservable inputs for the nine months ended September 30, 2025 is as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2025	$9,729
Change in fair value of contingent consideration payable included in Other income, net - JUXT	(7,176)
Change in fair value of contingent consideration payable included in Other income, net - Mobile Computing	300
Effect of net foreign currency exchange rate changes	517
Contingent consideration payable as of September 30, 2025	$3,370

Note 4 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		September 30, 2025	December 31, 2024
	(in years)	(in thousands)
Computers and equipment	2-6	$18,946	$16,377
Furniture and fixtures	3-10	1,949	1,741
Leasehold improvements	2-8	1,541	1,329
Software	3-5	1,104	1,215
Office equipment	3-5	782	698
Vehicles	5	213	196
		$24,535	$21,556
Less: Accumulated depreciation and amortization		(18,197)	(15,439)
		$6,338	$6,117

Capitalized software development costs	2	$26,441	$17,177
Less: Accumulated amortization		(15,628)	(9,276)
		$10,813	$7,901
Property and equipment, net		$17,151	$14,018

Note 5 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		September 30, 2025	December 31, 2024
	(in years)	(in thousands)
Customer relationships	8-12	$53,883	$52,664
Trade names	2-10	7,013	6,904
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$62,475	$61,147
Less: Accumulated amortization		(19,076)	(13,229)
Intangible assets, net		$43,399	$47,918
Based on the carrying value of the Company’s existing intangible assets as of September 30, 2025, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2025 (excluding nine months ended September 30, 2025)	$1,784
2026	7,091
2027	6,510
2028	6,362
2029	5,857
Thereafter	15,795
Total	$43,399

Note 6 — Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Accrued expenses	$7,129	$5,111
Accrued income taxes	3,491	6,820
Contingent consideration payable, current	3,370	7,029
Value added tax payable	1,516	1,281
Deferred revenue	902	2,690
Other liabilities	1,894	1,447
Total accrued expenses and other current liabilities	$18,302	$24,378
Note 7 — Debt
Revolving Credit Facility — On March 15, 2022, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) by and among the Company, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Credit Agreement provides for a secured multi-currency revolving loan facility with an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sub-limit. The Company may increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. On May 20, 2025, the Credit Agreement was amended to extend its maturity to March 15, 2028.
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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the Credit Agreement. As of September 30, 2025, the Company was in compliance with all covenants contained in the Credit Agreement.
As of September 30, 2025 and December 31, 2024, the Company did not have any outstanding debt under the Credit Agreement.
Note 8 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three and nine months ended September 30, 2025 and 2024.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer Location	(in thousands)
North America	$71,925	$73,390	$215,695	$206,469
Europe	22,829	11,263	62,647	36,271
Other	9,409	2,782	27,331	7,549
Total Revenues	$104,163	$87,435	$305,673	$250,289
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Vertical	(in thousands)
Retail	$28,951	$29,825	$90,029	$81,233
Technology, Media and Telecom	28,579	24,188	77,369	71,449
Finance	25,623	14,158	76,037	36,967
CPG/Manufacturing(1)	10,912	9,807	32,287	29,209
Healthcare and Pharma	2,422	2,510	7,383	8,677
Other	7,676	6,947	22,568	22,754
Total Revenues	$104,163	$87,435	$305,673	$250,289
__________________________
(1)CPG stands for Consumer Packaged Goods.
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contract Type	(in thousands)
Time-and-material	$96,448	$82,373	$282,693	$235,399
Fixed-fee	7,121	4,477	21,166	13,135
Other revenues	594	585	1,814	1,755
Total Revenues	$104,163	$87,435	$305,673	$250,289
Contract balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized.

The Company’s contract balances as of the below dates were as follows:

	As of
	September 30, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Trade receivables, net:
Billed receivable	$75,475	$64,754	$49,824
Unbilled receivable	$7,425	$4,617	$3,735
Contract liabilities in Accrued expenses and other current liabilities	$902	$2,690	$577
As of September 30, 2025, December 31, 2024 and 2023, the Company did not have contract assets recorded in its unaudited condensed consolidated balance sheets.
During the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $2.6 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.5 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2023.
Remaining performance obligations
As of September 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $0.6 million. Our remaining performance obligations represent commitments for future services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligations as revenues during the remaining 3 months of fiscal year 2025. Remaining performance obligations include amounts that will be invoiced in future periods and excludes the contracts that meet at least one of the following criteria under ASC Topic 606 “Revenue from Contracts with Customers”:
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
Many of the Company’s contracts met one or more of these exemptions as of September 30, 2025.
Customer concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer 1	16.4%	17.1%	15.3%	16.8%

The following table shows the number of customers exceeding 10% of the Company’s billed and unbilled receivable balances:

	As of
	September 30, 2025	December 31, 2024
Billed receivable	1	1
Unbilled receivable	3	1
Transactions with related parties
During the three and nine months ended September 30, 2025 and 2024, the Company conducted transactions with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, during the three and nine months ended September 30, 2025, the Company recorded revenues from related parties of $8.1 million and $22.3 million, respectively. During the same periods of 2024, the Company recorded revenues from related parties of $5.6 million and $12.9 million, respectively. As of September 30, 2025 and December 31, 2024, billed receivables from related parties were $5.6 million and $3.8 million, respectively. Unbilled receivables from related parties as of September 30, 2025 and December 31, 2024 were $0.2 million and $0.1 million, respectively.

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
The Company’s leases have remaining lease terms ranging from 0.1 to 5.7 years as of September 30, 2025. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of September 30, 2025 and December 31, 2024, the Company had no finance leases.
Operating lease expense is recorded on a straight-line basis over the lease term. During the three and nine months ended September 30, 2025 and 2024, lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$1,555	$1,415	$4,493	$3,915
Variable lease cost	229	141	479	372
Short-term lease cost	334	131	763	307
Total lease cost	$2,118	$1,687	$5,735	$4,594
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Lease liability payments	$1,533	$1,307	$4,369	$3,650
Lease assets obtained in exchange for liabilities	$—	$2,756	$3,118	$5,295
Non-cash net change in lease assets due to lease modifications	$(74)	$150	$1,787	$98
Non-cash net change in lease liability due to lease modifications	$74	$(791)	$(1,669)	$(739)

Weighted average remaining lease term and discount rate as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025	December 31, 2024
Weighted average remaining lease term, in years	3.5	3.0
Weighted average discount rate	6.6%	8.1%
As of September 30, 2025, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2025 (excluding nine months ended September 30, 2025)	$1,444
2026	5,106
2027	4,189
2028	1,978
2029	1,462
Thereafter	1,065
Total lease payments	15,244
Less: imputed interest	(1,596)
Total	$13,648
There were no lease agreements signed with related parties as of September 30, 2025 and December 31, 2024.
As of September 30, 2025, the Company had committed to payments of $5.2 million related to an operating lease agreements that had not yet commenced. These operating leases will commence on various dates during the fourth quarter of 2025 with lease terms ranging from 4.7 to 5.2 years. The Company does not have finance lease agreements that had not yet commenced.
Note 10 — Income taxes
The Company recorded income tax expense of $1.9 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was 62.3% and 23.6% for the third quarter of 2025 and 2024, respectively. The change in the effective tax rate was primarily attributable to higher non-deductible executive compensation in the current period. On a year-to-date basis, the Company recorded income tax expense of $3.5 million and $5.8 million for 2025 and 2024, respectively. The Company’s effective tax rate was 27.4% and 109.1% during the nine months ended September 30, 2025 and 2024, respectively. The change in the effective tax rate for the nine months ended September 30, 2025, as compared to the same periods in 2024, was attributable mainly to the income tax benefit related to equity compensation and the change in pre-tax income.
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
As of September 30, 2025, the Company determined that it can reliably estimate full-year ordinary income and income tax expense. Therefore, for the nine months ended September 30, 2025, the income tax expense was calculated by applying the estimated annual effective tax rate to the Company’s year-to-date pre-tax income taking into account discrete items.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes certain changes to the U.S. tax law applicable to Grid Dynamics beginning in the third quarter. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures, including immediate expensing for qualifying domestic research expenditures. As of September 30, 2025, the Company anticipates availing itself of immediate expensing for qualifying domestic research expenditures incurred during the year, which we do not expect to have a material effect on the Company's financial results. The Company is in the process of evaluating the impact of the remaining provisions promulgated by the Act on its financial statements but does not anticipate them having a material effect.

Note 11 — Stock-based compensation
Employee stock-based compensation cost recognized in the unaudited condensed consolidated statements of income/(loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenues	$529	$525	$1,663	$1,517
Engineering, research, and development	560	751	2,372	2,842
Sales and marketing	939	1,248	3,885	4,246
General and administrative	4,328	4,615	15,896	17,364
Total stock-based compensation	$6,356	$7,139	$23,816	$25,969
Stock Options
2018 Stock Plan
Stock option activity under the Company’s 2018 Stock Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2025	1,285,930	$3.54	$24,047
Options exercised	(45,405)	$3.54
Options outstanding as of September 30, 2025	1,240,525	$3.54	$5,173	3.2

Options vested and exercisable as of September 30, 2025	1,240,525	$3.54	$5,173	3.2
As of September 30, 2025, the Company fully recognized stock-based compensation costs related to 2018 Stock Plan options.
2020 Equity Incentive Plan
As of September 30, 2025, 3.0 million shares were available for grant under 2020 Equity Incentive Plan (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2025	2,748,391	$12.75	$26,881
Options exercised	(45,172)	$10.68
Options forfeited	(66,505)	$13.34
Options expired	(67,957)	$16.76
Options outstanding as of September 30, 2025	2,568,757	$12.67	$25	5.5

Options vested and exercisable as of September 30, 2025	2,206,291	$12.56	$25	5.2
The Company elected the policy to account for forfeitures upon occurrence. The total unrecognized compensation expenses related to 2020 Stock Plan options as of September 30, 2025 were $2.1 million to be expensed on a straight-line basis over the remaining 1.3 years.
Restricted Stock Units (“RSUs”)
RSUs granted do not participate in earnings or dividends, and do not have voting rights until vested.

The following table summarizes activity of the Company’s RSUs for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2025	1,795,865	$13.39
Awards granted	286,675	$21.57
Awards vested and released	(767,101)	$13.15
Awards forfeited	(38,728)	$14.87
Unvested awards as of September 30, 2025	1,276,711	$15.33
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of September 30, 2025 were $16.0 million to be expensed on a straight-line basis over 1.9 years.
Performance Stock Units (“PSUs”)
The following table summarizes activity of the Company’s PSUs for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2025(1)	2,171,376	$13.28
Awards granted	47,000	$26.14
Performance achievement adjustment	472,570	$15.06
Modifier adjustments	204,414	$13.72
Awards vested and released	(1,104,064)	$11.96
Awards forfeited	(15,312)	$14.15
Unvested awards as of September 30, 2025(2)	1,775,984	$14.96
__________________________
(1)Reported at the estimated performance adjustment of 208% of the first tranche granted in 2024 and 100% for the remaining tranches.
(2)Reported at the estimated performance achievement of 186% and 100% for the second and third tranches of the target shares granted in 2024 and 2025, respectively.
The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of September 30, 2025 were $7.7 million to be expensed over 0.7 years.

Note 12 — Earnings/(loss) per share
The following table sets forth the computation of basic and diluted earnings/(loss) per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator for basic and diluted income/(loss) per share
Net income/(loss)	$1,177	$4,282	$9,362	$(483)

Denominator:
Weighted-average shares outstanding – basic	84,695	76,697	84,467	76,485
Net effect of dilutive stock options and restricted stock units	1,144	2,140	2,273	—
Weighted-average shares outstanding – diluted	85,839	78,837	86,740	76,485

Income/(loss) per share
Basic	$0.01	$0.06	$0.11	$(0.01)
Diluted	$0.01	$0.05	$0.11	$(0.01)
The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net income/(loss) per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock options to purchase common stock	1,637	1,865	1,403	4,497
Restricted stock units	1,195	4	217	1,790
Performance stock units	603	—	593	2,056
Total	3,435	1,869	2,213	8,343
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
The Company’s determination that it operates as a single segment is based on the financial information regularly reviewed by the CODM. The CODM assesses core operating performance and allocates operating and capital resources of the Company based on gross profit, income/(loss) from operations and net income/(loss) that are also reported on the unaudited condensed consolidated statements of income/(loss). All three metrics are used to analyze budget-to-actual variances on a monthly and quarterly basis and to decide on the allocation of operating and capital resources to a single segment or new acquisitions. Additionally, the CODM reviews operating expenses, including cost of revenues, engineering, research, and development, sales and marketing, general and administrative expenses and trade receivables at the consolidated level to manage the Company’s operations. The Company does not generate, analyze and evaluate any discrete financial information for individual verticals or sales markets as of the reporting date. The CODM does not evaluate operating performance using asset or liability information.

Geographic Information
The following table presents revenues by customer location for the three and nine months ended September 30, 2025 and 2024. The Company attributes customers to respective countries based upon the location of the customer served.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
United States	$71,925	$72,953	$215,607	$205,430
United Kingdom	11,715	4,052	33,536	13,762
Poland	3,650	997	10,542	2,724
India	3,955	901	9,512	1,613
Other	12,918	8,532	36,476	26,760
Total Revenues	$104,163	$87,435	$305,673	$250,289
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Poland	$5,134	$3,010
Serbia	2,441	2,350
Ukraine	2,101	2,067
United States	1,565	2,101
Moldova	1,291	808
Armenia	1,233	981
Other	3,386	2,701
Total	$17,151	$14,018
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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through October 30, 2025, the date these unaudited condensed consolidated financial statements were issued.
On October 23, 2025, the Board of Directors authorized a share repurchase program of up to $50.0 million of the Company’s common stock. The common stock may be repurchased at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. Such repurchases may be effected through open market purchases, privately negotiated transactions or otherwise, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or number of shares. No repurchases have been made under this program as of the date these financial statements were issued.

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
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(in thousands, except per share data and percentages)
Revenues	$104,163	100.0%	$87,435	100.0%	$305,673	100.0%	$250,289	100.0%
Gross profit	$34,711	33.3%	$32,729	37.4%	$106,211	34.7%	$89,957	35.9%
(Loss)/income from operations	$(241)	(0.2)%	$2,136	2.4%	$(2,401)	(0.8)%	$(3,366)	(1.3)%
Net income/(loss)	$1,177	1.1%	$4,282	4.9%	$9,362	3.1%	$(483)	(0.2)%
Diluted net income/(loss) per share	$0.01	n/a	$0.05	n/a	$0.11	n/a	$(0.01)	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	$12,696	12.2%	$14,813	16.9%	$40,050	13.1%	$36,839	14.7%
Non-GAAP net income(1)	$8,150	7.8%	$10,828	12.4%	$26,395	8.6%	$26,938	10.8%
Non-GAAP diluted EPS(1)	$0.09	n/a	$0.14	n/a	$0.30	n/a	$0.34	n/a
__________________________

(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
Our key metrics for the three months ended September 30, 2025 are presented below:
•Our revenues were $104.2 million, representing an increase of 19.1% on a year-over-year basis.
•Our net income was $1.2 million, compared to $4.3 million in the prior-year quarter, primarily reflecting higher cost of revenues.
•Our non-GAAP EBITDA totaled $12.7 million, or 12.2% of revenues for the quarter, compared to $14.8 million, or 16.9% of revenues in the corresponding period of 2024.
The results in any period are not necessarily indicative of the results that may be expected for any future period.
Business Update Regarding Military Action in Ukraine
In 2022, Russian forces launched a significant military action against Ukraine, with increased attacks and other activity in recent periods. The impact on Ukraine, coupled with the actions taken by other countries, including sanctions imposed by the U.S., Canada, the U.K., the European Union, and other countries, companies and organizations against officials, individuals, regions, and industries in Russia and certain regions of Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, Russia could attempt to take control of assets in Ukraine belonging to companies registered in the U.S., such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
We have no way to predict the progress or outcome of the military action in Ukraine, its continued escalation or the chance and terms of any possible peaceful or other resolution of the war, as the conflict and government responses continue to develop and are beyond our control. Continued unrest, military activities, expansion of hostilities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. For example, if Russia were to invade other countries, such as Moldova, it could adversely affect our business. In addition, the current geopolitical situations in Armenia, Serbia and elsewhere in Eastern Europe create additional uncertainty in the region, and could adversely affect our business.
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

The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of September 30,
	2025	2024
Americas(1)	835	543
Europe(2)	3,227	3,042
Rest of the world(3)	909	713
Total	4,971	4,298
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. New customers have a direct impact on the Company’s ability to diversify sources of revenue and replace customers that may no longer require its services. The total number of customers for the nine months ended September 30, 2025 was 222 customers, a small decrease from 229 a year ago.
Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward decreasing those levels. During each of the three and nine months ended September 30, 2025 and 2024, one customer accounted for 10% or more of Grid Dynamics’ revenues. The Company expects to continue its focus on maintaining long-term relationships with customers while diversifying its customer base.
The following table presents revenue concentration by amount and as a percentage of Grid Dynamics’ revenues for the periods indicated:

	Three Months Ended September 30,
	2025		2024
	(in thousands, except percentages)
Top one customer	$17,108	16.4%	$14,973	17.1%
Top five customers	$41,755	40.1%	$34,825	39.8%
Top ten customers	$60,773	58.3%	$51,797	59.2%
Top twenty customers	$78,383	75.3%	$64,448	73.7%
Customers below top twenty	$25,780	24.7%	$22,987	26.3%

	Nine Months Ended September 30,
	2025		2024
	(in thousands, except percentages)
Top one customer	$46,645	15.3%	$42,157	16.8%
Top five customers	$114,960	37.6%	$98,213	39.2%
Top ten customers	$175,490	57.4%	$141,616	56.6%
Top twenty customers	$223,559	73.1%	$177,954	71.1%
Customers below top twenty	$82,114	26.9%	$72,335	28.9%
Results of Operations
The three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Three Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$104,163	$87,435	$16,728	19.1%
Cost of revenues	69,452	54,706	14,746	27.0%
Gross profit	34,711	32,729	1,982	6.1%
Engineering, research, and development	5,759	4,446	1,313	29.5%
Sales and marketing	7,339	6,817	522	7.7%
General and administrative	21,854	19,330	2,524	13.1%
Total operating expense	34,952	30,593	4,359	14.2%
(Loss)/income from operations	(241)	2,136	(2,377)	(111.3)%
Other income, net	3,364	3,466	(102)	(2.9)%
Income before income tax	3,123	5,602	(2,479)	(44.3)%
Provision for income taxes	1,946	1,320	626	47.4%
Net income	$1,177	$4,282	$(3,105)	(72.5)%

	Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$305,673	$250,289	$55,384	22.1%
Cost of revenues	199,462	160,332	39,130	24.4%
Gross profit	106,211	89,957	16,254	18.1%
Engineering, research, and development	18,989	12,945	6,044	46.7%
Sales and marketing	22,712	21,395	1,317	6.2%
General and administrative	66,911	58,983	7,928	13.4%
Total operating expense	108,612	93,323	15,289	16.4%
Loss from operations	(2,401)	(3,366)	965	(28.7)%
Other income, net	15,294	8,656	6,638	76.7%
Income before income tax	12,893	5,290	7,603	143.7%
Provision for income taxes	3,531	5,773	(2,242)	(38.8)%
Net income/(loss)	$9,362	$(483)	$9,845	n.m.
Revenues
Our total revenues grew by 19.1% and 22.1% on a quarterly and year-to-date basis, reaching $104.2 million and $305.7 million for the three and nine months ended September 30, 2025, respectively. Our growth reflected the continued diversification of our customer base across multiple verticals and the benefit of strategic acquisitions completed during 2024.
Revenues by Verticals. We assign our customers into one of our five main vertical markets or a group of various industries where we seek to increase our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(in thousands, except percentages)
Retail	$28,951	27.8%	$29,825	34.1%	$90,029	29.5%	$81,233	32.5%
Technology, Media and Telecom	28,579	27.4%	24,188	27.7%	77,369	25.3%	71,449	28.5%
Finance	25,623	24.6%	14,158	16.2%	76,037	24.9%	36,967	14.8%
CPG/Manufacturing	10,912	10.5%	9,807	11.2%	32,287	10.6%	29,209	11.7%
Healthcare and Pharma	2,422	2.3%	2,510	2.9%	7,383	2.4%	8,677	3.5%
Other	7,676	7.4%	6,947	7.9%	22,568	7.3%	22,754	9.0%
Total	$104,163	100.0%	$87,435	100.0%	$305,673	100.0%	$250,289	100.0%
Retail continued to represent our largest vertical, contributing 27.8% and 29.5% of total revenues for the three and nine months ended September 30, 2025, respectively. Retail revenues declined by 2.9% year-over-year during the third quarter and achieved 10.8% growth on a year-to-date basis, reaching $29.0 million and $90.0 million, respectively, compared to $29.8 million and $81.2 million for the corresponding periods in 2024. The year-over-year decline reflected lower activity from a number of large customers, some of whom have since returned to growth. The year-to-date growth was primarily driven by increased demand from specialty retail customers and new customer engagements.
During the third quarter of 2025, the Technology, Media and Telecom (“TMT”) vertical surpassed Finance for the first time since the fourth quarter of 2024, becoming our second largest vertical. TMT revenues increased 18.2% on a quarterly and 8.3% on a year-to-date basis, reaching $28.6 million for the third quarter and $77.4 million for the nine months ended September 30, 2025. Growth was primarily attributable to higher demand from our largest technology customers.
Our Finance vertical continued to deliver strong results, contributing 24.6% and 24.9% of total revenues for the three and nine months ended September 30, 2025, respectively. Third-quarter revenues increased to $25.6 million, up from $14.2 million in the prior-year period. On a year-to-date basis, the Finance vertical grew by $39.1 million, reaching $76.0 million. Growth was driven by continued strong demand from fintech customers, along with contributions from our 2024 acquisitions.

Revenues from the CPG and Manufacturing vertical increased 11.3% year-over-year to $10.9 million in the third quarter of 2025, compared to $9.8 million in the prior-year period. On a year-to-date basis, revenues increased 10.5% to $32.3 million, up from $29.2 million in corresponding period of 2024. Growth in this vertical was primarily attributable to contributions from our 2024 acquisitions.
The Healthcare and Pharma vertical generated $2.4 million and $7.4 million of revenues for the three and nine months ended September 30, 2025, representing 2.3% and 2.4% of total revenues, respectively. This compares to $2.5 million and $8.7 million, or 2.9% and 3.5% of total revenues, for the corresponding periods of 2024.
Lastly, the Other vertical grew 10.5% on a quarterly basis and remained flat in absolute dollars on a year-to-date basis. The year-over-year increase primarily reflects increased demand from customers in delivery and service providers sectors. The Other vertical contributed 7.4% and 7.3% of total revenues for the three and nine months ended September 30, 2025, compared to 7.9% and 9.0% in the same periods of 2024.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expenses related to client-serving activities.
Cost of revenues was $69.5 million for the three months ended September 30, 2025, an increase of $14.7 million, or 27.0%, compared to $54.7 million in the same period of 2024. For the nine months ended September 30, 2025, cost of revenues increased by $39.1 million, or 24.4%, reaching $199.5 million, compared to the prior-year period. The increase in cost of revenues reflected our continued investment in delivery to support growing customer demand.
Gross profit increased to $34.7 million for the third quarter of 2025, up 6.1% from the same period in 2024. On a year-to-date basis, gross profit grew 18.1% to $106.2 million for the nine months ended September 30, 2025 from $90.0 million in the prior-year period. Expressed as a percentage of revenues, gross margin declined to 33.3% and 34.7% for the three and nine months ended September 30, 2025, respectively, compared to 37.4% and 35.9% in the corresponding periods of 2024. While gross profit increased year-over-year in absolute terms, gross margins declined due to higher cost structures across key delivery locations and adverse foreign exchange impacts.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits, including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
Our engineering, research, and development expenses increased 29.5% and 46.7% for the three and nine months ended September 30, 2025, respectively, reaching $5.8 million in the third quarter and $19.0 million for the nine-month period. The increase primarily reflected our continued investments in customer delivery capabilities and internally developed software, including AI technologies, aimed at enhancing our scalability, operational efficiency and long-term competitiveness.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling our services. These expenses are comprised of personnel costs, including performance bonuses and stock-based compensation, marketing events, and travel expenses, as well as depreciation and amortization expenses related to such activities.
Our sales and marketing expenses increased 7.7% and 6.2% for the three and nine months ended September 30, 2025, respectively, reaching $7.3 million and $22.7 million for the current-year periods, respectively, compared to $6.8 million and $21.4 million in corresponding periods of 2024. Despite the increase in absolute dollars, sales and marketing expenses, expressed as a percentage of revenues, decreased to 7.0% and 7.4% for the three and nine months ended September 30, 2025, respectively, compared to 7.8% and 8.5% in the corresponding periods of 2024. The decline as a percentage of revenues primarily reflected operating leverage achieved through revenue growth and cost optimization initiatives of sales and business-development functions.
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
General and administrative expenses increased 13.1% to $21.9 million for the three months ended September 30, 2025, compared to $19.3 million in the prior-year period. For the nine months ended September 30, 2025, general and administrative expenses totaled $66.9 million, up 13.4% from $59.0 million in the same period of 2024. The increase was primarily driven by higher costs associated with our 2024 acquisitions, including increased compensation, depreciation, amortization, and other acquisition-related costs. This increase was partially offset by a reduction in stock-based compensation expenses.
Expressed as a percentage of revenues, general and administrative expenses continued to decrease, reaching 21.0% and 21.9% for the three and nine months September 30, 2025, respectively, compared to 22.1% and 23.6% for the corresponding periods in 2024, reflecting cost optimization across various corporate functions.
Other Income, Net
Other income, net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, and foreign exchange gains and losses as well as changes in the fair value of contingent consideration and investments in equity securities.
Other income, net remained relatively flat in absolute dollars on a quarterly basis. During the nine months ended September 30, 2025, other income, net, almost doubled reaching $15.3 million, compared to $8.7 million in the prior-year period. The increase in other income, net on a year-to-date basis was primarily driven by the remeasurement of acquisition-related contingent consideration liabilities, partially offset by foreign currency headwinds.
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
During the three months ended September 30, 2025, we recognized income tax expense of $1.9 million, compared to $1.3 million in the same period of 2024. The increase was primarily attributable to higher non-deductible executive compensation in the current period. During the nine months ended September 30, 2025, we recognized income tax expense of $3.5 million, compared to $5.8 million in the same period of 2024. The decrease in the tax provision was attributable mainly to the income tax benefit related to equity compensation.
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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its GAAP net income, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
GAAP net income/(loss)	$1,177	$4,282	$9,362	$(483)
Adjusted for:
Depreciation and amortization	5,010	3,424	14,629	9,579
Provision for income taxes	1,946	1,320	3,531	5,773
Stock-based compensation	6,356	7,139	23,816	25,969
Transaction and transformation-related costs (1)	348	1,571	1,109	2,238
Geographic reorganization (2)	310	316	1,121	1,262
Restructuring costs (3)	913	227	1,776	1,157
Interest and other income, net (4)	(3,364)	(3,466)	(15,294)	(8,656)
Non-GAAP EBITDA	$12,696	$14,813	$40,050	$36,839
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
(3)Our restructuring costs are comprised of severance charges and respective taxes, and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statements of income/(loss).
(4)Interest and other income, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, interest on cash held at banks and returns on investments in money-market funds, and other miscellaneous non-operating expenses.

The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its GAAP net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
GAAP net income/(loss)	$1,177	$4,282	$9,362	$(483)
Adjusted for:
Stock-based compensation	6,356	7,139	23,816	25,969
Transaction and transformation-related costs (1)	348	1,571	1,109	2,238
Geographic reorganization (2)	310	316	1,121	1,262
Restructuring costs (3)	913	227	1,776	1,157
Other (income)/expense, net (4)	(327)	(657)	(5,985)	(593)
Tax impact of non-GAAP adjustments (5)	(627)	(2,050)	(4,804)	(2,612)
Non-GAAP net income	$8,150	$10,828	$26,395	$26,938
Number of shares used in the GAAP diluted EPS	85,839	78,837	86,740	76,485
GAAP diluted EPS	$0.01	$0.05	$0.11	$(0.01)
Number of shares used in the Non-GAAP diluted EPS	85,839	78,837	86,740	78,301
Non-GAAP diluted EPS	$0.09	$0.14	$0.30	$0.34
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
(3)Our restructuring costs are comprised of severance charges and respective taxes, and are included in General and administrative expenses in the Company’s unaudited condensed consolidated statements of income/(loss).
(4)Other (income)/expense, net consists primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating income and expense. During the fourth quarter ended December 31, 2024, the Company started to include interest (income)/expense, net in its calculation of non-GAAP net income. As a result, the Company has adjusted previously reported Other expense, net adjustment to include interest income, net of $2.8 million and $8.1 million for the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2025, Grid Dynamics had cash and cash equivalents amounting to $338.6 million compared to $334.7 million at December 31, 2024. Of these amounts, $40.9 million and $38.6 million, respectively, were held outside the United States, and included Switzerland, the U.K., India, Netherlands, Armenia, Poland, Moldova, and other countries. We did not have any debt outstanding under the revolving credit facility as of September 30, 2025. We believe that our cash and cash equivalents balance, cash generated from operating activities and proceeds from our November 2024 offering will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 9 “Leases” and Note 14 “Commitments and contingencies” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$30,704	$23,130
Net cash used in investing activities	$(11,339)	$(41,314)
Net cash used in financing activities	$(17,484)	$(7,768)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$1,517	$(14)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$3,398	$(25,966)
Cash, cash equivalents and restricted cash (beginning of period)	$335,155	$257,227
Cash, cash equivalents and restricted cash (end of period)	$338,553	$231,261
Operating Activities. Net cash provided by operating activities totaled $30.7 million for the nine months ended September 30, 2025, an increase of $7.6 million compared to $23.1 million in the same period of 2024. The improvement was primarily driven by changes in working capital, including timing of employee compensation payments offset by customer collections.
Investing Activities. Net cash used in investing activities was $11.3 million for the nine months ended September 30, 2025, compared to $41.3 million in the prior-year period. The cash outflow in 2025 was primarily related to our capital expenditures and the capitalization of internally developed projects. Net cash used in investing activities during the nine months ended September 30, 2024 primarily reflects the acquisition of JUXT that resulted in the payment of $32.1 million, net of cash acquired.
Financing Activities. Net cash used in financing activities amounted to $17.5 million for the nine months ended September 30, 2025, largely driven by tax withholding obligations related to the issuance of shares in connection with vested equity awards. These obligations were $9.1 million higher as compared to the same period of 2024. Net cash used in financing activities for the nine months ended September 30, 2024 was $7.8 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Grid Dynamics has in the past and may in the future be exposed to certain market and credit risks in the ordinary course of business, including exposure related to fluctuations in foreign currency rates, and on occasion and to a lesser extent, changes in interest rates and concentration of credit risk. In addition, Grid Dynamics’ international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions. See “Part I. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for additional information.
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
In the three months ended September 30, 2025, approximately 51.8% of Grid Dynamics’ $104.4 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 43.0% of Grid Dynamics’ $85.3 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended September 30, 2024.
In the three months ended September 30, 2025:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.8 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $2.1 million decrease in income from operations.
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $0.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $0.7 million decrease in income from operations.
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
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $0.4 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $0.5 million decrease in income from operations.
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $0.4 million decrease in income from operations.

In the nine months ended September 30, 2025, approximately 49.4% of Grid Dynamics’ $308.1 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 41.2% of Grid Dynamics’ $253.7 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the nine months ended September 30, 2024.
In the nine months ended September 30, 2025:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $4.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $5.6 million decrease in income from operations.
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $1.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $1.8 million decrease in income from operations.
•a 10% decrease in the value of the Mexican peso against the U.S. dollar would have resulted in a $0.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the peso's value would have resulted in a $1.1 million decrease in income from operations.
In the nine months ended September 30, 2024:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $4.0 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $4.9 million decrease in income from operations.
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $1.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $1.3 million decrease in income from operations.
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
Grid Dynamics started to manage its exposure to foreign currency fluctuations by implementing hedging program under which the Company enters into short-term foreign exchange forward contracts designed as cash flow hedges of forecasted transactions denominated in Polish zloty. These contracts generally mature during six months or less. As of September 30, 2025, all foreign exchange forward contracts qualified for hedge accounting, with no collateral required to be posted.
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

Changes in Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, confirmed there have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(a) Except as described below, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended September 30, 2025.
On August 4, 2025, Leonard Livschitz, our Chief Executive Officer and a Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 1,024,787 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Securities Exchange Act. Shares may be sold pursuant to the plan until December 21, 2026, or earlier if all sales under the plan were completed.
On August 4, 2025, Anil Doradla, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 54,919 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Securities Exchange Act. Shares may be sold pursuant to the plan until November 6, 2026, or earlier if all sales under the plan were completed.

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

Grid Dynamics Holdings, Inc.

Date: October 30, 2025	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)