Form 10-K
period 2025-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2026-03-05
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $646.9 million based on the closing price of the registrant’s common stock on June 30, 2025 of $11.55 per share, as reported by the Nasdaq Capital Market (the “Nasdaq”). Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 27, 2026, there were 85,353,771 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the rapid evolution of the digital engineering and information technology services landscape facing our customers and prospects, including as a result of artificial intelligence (“AI”) and related technologies;
•our ability to educate the market regarding the advantages of our digital transformation products;
•our ability to maintain an adequate rate of revenue growth;
•our future financial and operating results;
•our business plan and our ability to effectively manage our growth and associated investments;
•beliefs and objectives for future operations;
•our ability to maintain and expand a leadership position in enterprise-level digital transformation;
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
•our increasing use of artificial intelligence;
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
•the military action launched by Russian forces in Ukraine, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, and the effect of recent worsening developments on our business and results of operations;
•the possibility that we have been and may continue to be adversely affected by macroeconomic conditions, inflationary pressures, the geopolitical climate, the impact of tariffs and other economic, business, and/or competitive factors; and
ii

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
iii

PART I
ITEM 1. BUSINESS
Business Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) is an Enterprise Artificial Intelligence (“AI”) transformation partner for the Fortune 1000. We combine deep AI expertise with proven enterprise-scale delivery to help clients identify where to invest in AI, deliver systems that work at scale, and capture real business value from AI deployments. The building blocks of AI have always been our foundation — distributed systems, real-time data, machine learning algorithms, and natural language processing. What has changed is that these capabilities have now converged into Enterprise AI.
This technical heritage is matched with business acumen. We solve the most pressing technical challenges and enable positive business outcomes for enterprise companies. A key differentiator is our nearly two decades of technology leadership and pioneering enterprise AI expertise. This is supported by deep capabilities and ongoing investment in data and machine learning platform engineering, cloud platform and product engineering, Internet of Things (“IoT”) and edge computing, and digital engagement services.
Founded in 2006, Grid Dynamics is headquartered in Silicon Valley with offices across the Americas, Europe, and India.
Industry Background and Grid Dynamics Strategic Differentiators
Grid Dynamics serves as the strategic architect and technical expert for Fortune 1000 companies transitioning into AI-driven enterprises. As the industry moves from automating business processes to automating decision-making itself, we provide the specialized engineering required to navigate this shift. Enterprises are increasingly moving away from off-the-shelf software toward custom-engineered solutions that leverage proprietary data, specific business processes, and competitive differentiators. This evolution drives significant demand for partners that can deliver AI implementations that work at enterprise scale and provide a measurable return on investment.
Our market position is defined by several key strategic differentiators:
•Preference for AI-Native Partners Over Generalist Consultancies
Enterprises increasingly seek partners with deep-rooted AI capabilities rather than general-purpose firms attempting to pivot into the space. Grid Dynamics, as an AI-native firm, is built upon a twenty-year track record of engineering the complex systems that now define Enterprise AI. In addition to those investments and training specialized talent, we have gained experience and insights from complex deployments at Fortune 1000 companies. We have developed over 40 pre-built, production-ready solution accelerators across AI, data platforms, and cloud engineering. This accumulated knowledge — ranging from technical architecture patterns to change management — compresses time-to-value that we believe provides us with a competitive advantage.
•Restructuring of the IT Services Workforce
The traditional IT services pyramid, which relied on large pools of junior developers, is being fundamentally restructured. Modern AI implementations require the inverse: senior engineers and data scientists who can design sophisticated systems and work alongside AI agents to increase productivity. We believe this structural shift provides us with a competitive advantage, as we prioritize experienced senior talent over volume staffing to handle the complexity of production-grade infrastructure.
•Engineering Mastery for the Agentic AI Age
The emergence of Agentic AI — systems where multiple AI agents collaborate autonomously to complete complex business processes — represents the next enterprise inflection point. Agentic AI systems must coordinate across workflows, maintain state, handle failures, and operate reliably at scale. Organizations attempting to deploy agentic systems without this foundation encounter the same reliability and scalability challenges associated with distributed enterprise software. Grid Dynamics’ strengths in distributed computing, fault-tolerant design, and high-performance enterprise systems directly address these challenges. The engineering disciplines that enable real-time commerce and mission-critical cloud platforms are essential for production-grade agentic AI.
•Rigorous Focus on ROI and Business Outcomes

Return on investment (“ROI”) has become a primary decision criterion for AI initiatives. Enterprises are moving past experimentation toward projects that deliver demonstrable value, such as increased revenue, reduced costs, or improved customer satisfaction. At Grid Dynamics, we tie AI implementations to concrete business outcomes through value measurement frameworks and possess the engineering depth to deliver systems at a global enterprise scale.
•Strategic Ecosystem Partnerships
Our strategic partnerships with major hyperscale cloud providers and leading platform AI companies are key to our enterprise strategy. These relationships are co-development partnerships that give us and our clients privileged access to emerging capabilities, accelerated innovation cycles, and solutions that leverage best-in-class technologies. Our partnerships facilitate enhanced joint solution development and co-selling opportunities, helping our clients employ and scale AI using the most advanced infrastructure available. The capabilities from these providers are then integrated, customized, and optimized for each enterprise’s specific needs.
•Solving the Production “Bottleneck”
We believe that the primary obstacle to further widespread AI adoption is not the models themselves, but the surrounding engineering: integration, observability, governance, and cost control. Our approach combines strategic advisory services with hands-on engineering to address these realities. By combining deep enterprise context with technical prowess, we help Fortune 1000 companies move from AI pilot programs to industrial-grade execution.
Our Approach
At Grid Dynamics, our strategic approach combines world-class engineering discipline with a specialized AI-native framework, enabling global enterprises to deploy business-driven solutions at scale. We serve as a strategic technology partner, providing the architecture and technical rigor required to transform complex challenges into competitive advantages.
•The GAIN Engagement Model
Our strategic foundation is the Grid Dynamics AI-Native (“GAIN”) engagement model. This model provides a development framework for software delivery in the AI era, which fundamentally rethinks team composition, engineering workflows, and delivery practices. The GAIN model represents a shift from effort-based development to AI and human collaboration optimized for global, enterprise-scale delivery, with emphasis on domain specialists, software architects, and experts in emerging technology.
This model addresses three critical enterprise challenges: identifying where to invest in AI, delivering systems that work at scale, and capturing business value from AI deployments. We enable AI-powered transformation in several areas including:
•Digital labor: Deploying AI agents that augment and automate the workforce.
•Enhanced customer experience: Creating customer-facing AI that drives engagement.
•New revenue streams: Developing AI-enabled products, services, and capabilities.
•Reduced risk: Implementing fraud detection, compliance, quality control, and safety systems.
•Co-Creation Strategy
We recognize that meaningful innovation requires service providers to help shape, not just execute, innovation programs. Grid Dynamics utilizes a co-creation model that integrates our senior-weighted engineering talent directly into client teams. This approach involves working side-by-side in technical, project, and program management, ensuring continuous knowledge transfer. As projects progress, clients gain the internal expertise to manage new skills and roles, supported by our digital transformation blueprints and industry accelerators.
•Accountability Through Value Measurement
Our approach anchors engagements to tangible business results rather than just resource allocation. Our Value Measurement Framework utilizes dashboards to provide stakeholders with clarity through integrated KPIs, progress updates, and satisfaction reviews. This customer-focused methodology helps ensure predictable quality, speed, and cost from initial concept to full-scale enterprise deployment.
•Strategic Ecosystem and Global Scale

Our technological expertise is enhanced by a senior-weighted workforce focused on Fortune 1000 companies and a comprehensive partnership ecosystem. Collaboration with hyperscalers, including Google Cloud, AWS, Microsoft Azure, and AI leaders like NVIDIA and Temporal Technologies, creates a flywheel effect that accelerates sales cycles and enables differentiated solutions. These partnerships contributed over 19% of our revenue in the year ended December 31, 2025.
With a global delivery model, we provide continuous development with U.S.-based leadership while optimizing for both quality and cost efficiency. Our strategic acquisitions of JUXT Ltd. (“JUXT”) in the United Kingdom and Mobile Computing S.A. (“Mobile Computing”) in Argentina in 2024 further strengthened our market position and expanded our addressable opportunities across Europe and the Americas.
Services and Solutions
Grid Dynamics delivers comprehensive services across the full spectrum of digital transformation. We focus on areas where AI, data, and cloud technologies create the most value. Our services are organized around client business outcomes rather than technical silos, ensuring our solutions address strategic priorities.
•Artificial Intelligence Services
Our AI services help enterprises move from experimentation to measurable impact through a four-stage process: prepare for AI readiness, identify high-value use cases, deliver robust infrastructure, and scale across the enterprise.
•AI-Readiness: We establish the foundation for successful AI adoption through strategy consulting, data modernization, rapid and deployment-ready prototyping, and Software Development Lifecycle (“SDLC”) transformation, helping enterprises break the cycle of pilot programs that never reach deployment.
•Identify AI Use Cases: We deploy AI across customer-facing, operational, and knowledge management scenarios. Applications span intelligent customer interactions that reduce costs while improving satisfaction, predictive AI for demand forecasting and operational optimization, autonomous workflows that complete complex multi-step processes without human intervention, knowledge systems that surface institutional expertise on demand, and generative capabilities that accelerate content creation, visual design, and document processing. Each implementation targets specific revenue, efficiency, or experience outcomes across industries.
•Robust AI Infrastructure: We deliver platforms that industrialize AI at scale. This includes agentic systems that autonomously execute business processes, orchestration layers that coordinate multiple AI models and workflows, production-grade management of large language models, unified semantic foundations for enterprise data, and AI-native development approaches throughout the software lifecycle. These capabilities enable enterprises to deploy AI with security, governance, and reliability.
•Enterprise AI Scale: We help enterprises gain enterprise-wide efficiency with deployment expertise gained from implementations across diverse industries and use cases. After establishing AI capabilities in one area, we help organizations expand to other business units, geographies, and use cases while maintaining governance and quality standards.
•Cloud Platform and Product Engineering
We modernize legacy systems and deliver cloud-native platforms that enable continuous delivery and operational excellence. Our services span application migration and re-architecture, AI-native SDLC, platform engineering, DevOps and AIOps automation, quality assurance (“QA”) automation, observability and site reliability engineering, and FinOps. We emphasize development that leverages cloud platforms for resilience, scalability, and automation while integrating AI capabilities from design through deployment.
•Digital Engagement
We deliver modular composable commerce platforms that enable integration of AI applications throughout the buying process — from defining the goals and requirements through purchase, delivery, and after-sales support. Our AI-powered approach to customer experience, discovery, and conversion centers on three capabilities: intelligent search that understands intent and context, our Merchandising Experience Platform (“MXP”) for centralized control of product presentation and promotions, and catalog enrichment that generates and enhances product content at scale. Additional capabilities include front-end engineering, customer 360 personalization engines, conversational AI search and recommendations, agentic commerce that autonomously completes shopping, conversational shopping and knowledge assistants and virtual try-ons, AI-powered digital experience platforms (“DXPs”), loyalty programs, omnichannel order management and inventory systems, and AI focus groups that simulate customer feedback.
•IoT and Edge Computing
We assist manufacturers and logistics providers in implementing Physical AI to enhance operational safety and intelligence. Our IoT Control Tower offering serves as a centralized intelligence framework that enables clients to use operational data to create business value through customized predictive analytics and AI-driven guidance. We also provide engineering services to develop digital twin simulations for system modeling, collaborative robotics architectures to augment human labor, and edge computing solutions that facilitate real-time data processing for immediate operational response.
•AI and Data Platforms
We design and deliver the data infrastructure that powers AI and analytics at scale. This includes architectures that break down data silos and ensure quality, real-time streaming platforms that enable event-driven intelligence, analytics environments that support exploration and insight discovery, machine learning Ops systems that operationalize both traditional machine learning and large language models, multi-agent orchestration frameworks, and durable execution platforms for reliable long-running workflows. These platforms create the foundation for data-driven transformation across the enterprise.
Industry-Focused Verticals
Grid Dynamics focuses on large enterprises and Fortune 1000 companies.
During each of the years ended December 31, 2025 and 2024, we had one customer that accounted for 15.4% and 16.0% of our revenues, respectively. We generated approximately 57.7% and 55.7% of our revenues from our 10 largest clients during the years ended December 31, 2025 and 2024, respectively. We seek to expand our customer base and diversify our revenue streams while organizing our business around industry verticals where we have deep domain expertise and proven track records.
Grid Dynamics has strong vertical-specific domain knowledge backed by extensive experience. By merging technology with business processes, Grid Dynamics delivers tailored solutions in several key industry verticals. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	For the year ended December 31,
	2025		2024		2023
	(in thousands, except percentages of revenues)
Retail	$120,507	29.3%	$113,957	32.5%	$102,551	32.8%
Technology, Media and Telecom	107,451	26.1%	95,048	27.1%	98,830	31.6%
Finance	100,384	24.4%	60,157	17.2%	28,842	9.2%
CPG/Manufacturing	43,058	10.5%	40,468	11.5%	42,861	13.7%
Healthcare and Pharma	10,183	2.5%	11,109	3.2%	13,653	4.4%
Other	30,244	7.2%	29,832	8.5%	26,173	8.3%
Total	$411,827	100.0%	$350,571	100.0%	$312,910	100.0%
•Retail
Retail is a leadership vertical for Grid Dynamics where we serve major retailers and brands with solutions that drive measurable conversion improvements and operational efficiency. Our retail expertise spans AI-Powered Discovery through visual search, conversational AI, and intelligent merchandising; Composable Commerce with headless architectures and best-of-breed components; Omnichannel Fulfillment including real-time inventory, intelligent routing, and last-mile optimization; and Physical AI for in-store robotics, computer vision, and digital twin simulation. We work with department stores, specialty retailers, consumer electronics companies, and direct-to-consumer brands to transform how they engage customers and operate their businesses.
•Technology, Media and Telecom
We serve technology-native clients that demand cutting-edge AI capabilities at scale, including technology companies, media enterprises, and telecommunications providers with cloud platform engineering, AI-native application development, data platforms, and scalability solutions. Our work in this vertical frequently involves delivering platforms and products that serve millions of end users. We believe technology companies value our cutting edge work while maintaining enterprise-grade reliability and scale.
•Finance
Finance represents our fastest-growing vertical, driven by strong fintech demand and deep banking relationships. We serve banks, insurance companies, wealth management firms, and fintech innovators with solutions spanning AI-powered, bitemporal analytics, agentic regulatory compliance automation, customer experience platforms, financial advisor AI copilots, and core banking modernization. The highly regulated nature of financial services demands both technical excellence and deep understanding of compliance requirements — capabilities we have built through our experience in the sector.
•Consumer Packaged Goods (“CPG”) and Manufacturing
We serve CPG companies and manufacturers with AI-powered operations solutions, including smart manufacturing, supply chain optimization platforms, IoT implementations, anomaly detection, predictive maintenance, visual process monitoring, digital twins, and collaborative robotics applications. Our AI capabilities enable these clients to connect assets, optimize processes, and drive efficiency across operations. Digital twin technology allows manufacturers to simulate changes before implementing them in physical facilities, reducing cost and risk, and accelerating innovation.
•Healthcare and Pharma
Leading companies leverage our cloud, app modernization, data science, and digital commerce solutions to accelerate drug discovery, product development, and time-to-market, optimize marketing and sales operations, and personalize customer experiences with valuable data insights and automation.
•Other Verticals
We also serve clients in other sectors where we believe our AI and engineering capabilities create significant value. Each vertical benefits from our core capabilities while requiring specialized domain knowledge and industry-specific solutions.

Geographic Presence and Global Delivery Model
Grid Dynamics operates a global delivery model, leveraging talent across the Americas, Europe, and Asia. This geographic footprint enables us to serve clients with continuous development, U.S.-based leadership, access to specialized talent pools, and delivery optimized for both quality and cost efficiency.
Our presence in the Americas is anchored by our Silicon Valley headquarters in San Ramon, California. We maintain offices across the United States for client engagement, solution architecture, and strategic delivery functions. We also have a growing presence in Mexico and Jamaica that supports nearshore delivery for North American clients. Argentina has emerged as a strategic delivery location in South America, while Mexico enables effective nearshore delivery with time zone alignment and cultural affinity for clients in the Americas.
Our European operations center in the United Kingdom where we have deep expertise and go-to-market positioning in banking and financial services markets. We maintain a presence across multiple European countries, providing both local market access and delivery capabilities.
India has become one of our top-two countries by headcount, representing a strategic expansion of our delivery capabilities with access to deep talent pools in AI, data engineering, and cloud platforms, while enabling cost-effective delivery at scale.
Our global footprint enables true continuous development cycles. Work progresses continuously as it moves across time zones. When teams in Europe and India conclude their workday, teams in the Americas continue to progress the project, and when the Americas teams finish, teams in India advance the work further. This round-the-clock development compresses project timelines, accelerates issue resolution, and provides clients with continuous forward momentum rather than the stop-start cycles typical of single-location delivery models. The result is faster time-to-market, steady progress visibility, and consistent quality. This model works particularly well for large-scale transformations, rapid development initiatives, and situations requiring continuous production support. In addition, an important element of our global strategy is to seek employees with the appropriate skills and cost structure across the relevant locations to optimize both the delivery of services and cost efficiency.
Customer-Focused Delivery Excellence

We believe our customer-focused delivery excellence framework differentiates Grid Dynamics through measurable outcomes, engineering precision, and accountability. This integrated methodology combines four core pillars that work together to help ensure client success:
•Value Measurement Framework
We provide transparency through dashboards that capture project progress, ROI, and risk in real-time. Integrated KPIs, progress updates, and satisfaction reviews ensure stakeholders remain informed so that projects perform to expectations. This data-driven approach is designed to keep clients aligned, accountable, and on track throughout the engagement lifecycle.
•Delivery Framework
Our delivery approach leverages AI-native development tools and our global engineering teams provide continuous development cycles. Real-time visibility into progress, combined with flexible engagement models tailored to each client’s business and product lifecycle, enables faster time-to-market while maintaining consistently high quality. Our AI-native development frameworks streamline the software development lifecycle from planning and code generation through testing and deployment, enabling teams to dedicate more time to value-added features while significantly reducing technical debt.
•Tech Leadership & Development Capabilities
We maintain a delivery engine driven by continuous R&D innovation and over 40 proprietary industry accelerators that address recurring enterprise challenges. Our engineering teams focus on business results, applying cutting-edge capabilities in Generative AI, Agentic AI, AI-enabled software development lifecycle, edge computing, and cloud-native modernization to deliver measurable impact rather than merely implementing technology for its own sake.
•Talent Management Framework
We recruit senior engineering talent and invest in development through Grid University, our comprehensive online education platform featuring thousands of hours of technical training. This commitment to ongoing learning is designed to ensure that our teams combine deep technical skills with cultural fit and the ability to rapidly adapt to emerging technologies.
Sales and Marketing
Grid Dynamics employs a consultative, relationship-driven sales approach focused on solving complex business challenges for Fortune 1000 enterprises. Our sales organization combines direct enterprise sales teams, strategic account management, partnership-driven business development, and thought leadership marketing.
Our enterprise sales teams focus on new logo acquisition within target Fortune 1000 accounts. These teams engage with executives, technology leaders, and others to understand strategic priorities and craft solutions that address business challenges. The sales cycle for enterprise deals typically ranges from three to nine months and involves technical validation, architecture discussions, and business case development.
Strategic account managers maintain and develop relationships with clients, identifying expansion opportunities, helping ensure delivery excellence, and serving as trusted advisors, who understand our clients’ businesses and needs.
Partnership-driven business development leverages our relationships with Google Cloud, AWS, Microsoft Azure, NVIDIA, and other technology leaders to generate opportunities through joint go-to-market initiatives, co-innovation projects, and ecosystem relationships that accelerate deal cycles.
Our marketing strategy emphasizes thought leadership, technical credibility, and demonstrable expertise. We invest in producing high-quality content, including white papers, case studies, technical blog posts, ebooks, solution briefs, webinars, demo videos, and conference presentations. We participate in industry conferences, partner events, and technology community gatherings, establishing Grid Dynamics as a recognized thought leader in AI transformation.
Competition
Grid Dynamics operates in competitive markets for AI and digital engineering services. We face competition from global IT services providers as well as firms based in Central and Eastern Europe (“CEE”), Latin America, and India. We believe the principal competitive factors in our business include technical expertise and industry knowledge, culture, reputation and track record for high-quality delivery, effective employee recruiting and retention, responsiveness to clients’ business needs, and financial stability. In addition, companies may choose to build capabilities in-house rather than engage outside providers.

We face competition primarily from:
•emerging mid-cap digital services companies, such as Globant S.A. and Endava plc.;
•large global consulting and outsourcing firms, such as Accenture plc, EPAM Systems, Inc., and Capgemini SE;
•India-based technology outsourcing IT services providers, such as Cognizant Technology Solutions Corporation, Infosys Technologies, Tata Consultancy Services Limited and Wipro;
•specialized AI and data science consultancies; and
•in-house IT departments of our clients and potential clients.
Competitive Strengths
We believe our principal competitive strengths in our business include deep technical expertise and industry knowledge, a culture of engineering excellence, a reputation and a track record for high-quality delivery, effective employee recruiting and retention, responsiveness to clients’ business needs, and our financial stability. Given our focus on complex digital transformation programs, technical employee base, and continuous development in new software technology, we believe Grid Dynamics is a leading provider in the IT services and consulting space. Our engineering-led model helps ensure technical excellence, deep understanding of how technology transforms business performance, and the ability to blend technical expertise with cultural fit in ways we believe traditional IT service providers cannot easily replicate.
We believe our position combining deep AI expertise with enterprise-scale delivery creates a structural competitive advantage. While competitors attempt to retrofit AI capabilities onto traditional service delivery models, we have built our approach from the ground up around AI. We have developed specialized talent, proven frameworks, production-ready accelerators, and customer-focused delivery excellence through extensive AI innovation.
Our combination of deep technical capabilities and business consulting focus enables us to provide differentiated value to both technology leaders and business innovators. This positioning, combined with our comprehensive partnership ecosystem, customer-focused delivery framework, and access to global technical talent, positions us to deliver quality, speed, and cost from initial concept to full-scale enterprise deployment.
Human Capital and Employees
People are critical to Grid Dynamics’ success. Our ability to attract, develop, and retain exceptional technical talent is fundamental to our business model and competitive position. As of December 31, 2025, Grid Dynamics had 4,961 personnel across the Americas, Europe, and India.
Recruitment and Retention
Grid Dynamics hires for both technical skills and cultural fit, with focus on recruiting exceptional global engineering talent. Our rapidly changing technological landscape demands that engineering personnel continuously acquire new proficiencies and skills. We target top technical talent from leading universities and maintain deep relationships with premier computer science programs worldwide.
Our hiring is demand-driven, based on current and projected client needs. We constantly review projections to ensure we maintain proper recruiting and training pipelines. Our geographical spread helps us avoid location constraints and accelerate identification and recruitment of top technical talent. Many of our engineering personnel hold bachelor’s or advanced degrees in computer science or related technical fields.
To attract, retain, and motivate IT professionals, we provide an environment and culture that rewards entrepreneurial initiative and performance. We offer challenging work on cutting-edge projects for high-profile Fortune 1000 clients, ongoing skills development initiatives through Grid University and external training programs, attractive career advancement opportunities, and a flexible work environment. Our employee value proposition emphasizes the opportunity to work with the most advanced technologies, solve complex problems with real business impact, and grow professionally in an organization that values technical excellence.
Grid Dynamics believes it maintains good working relationships with its employees and has not experienced any labor disputes. Our employees have not entered into collective bargaining agreements.

Training and Development
Our approach to talent development reflects a culture-first philosophy: to have our employees develop the expertise and other skills to earn the trust of business leaders, increasingly emerging as part of AI enterprise adoption, who combine a vision of business transformation with a deep understanding of modern technology’s possibilities.
We select, train, and promote our leadership based on four principles:
1.Global Integration — the demands of modern businesses transcend cultural and language boundaries; accordingly, we build teams that are distributed across countries, time zones, and reporting lines;
2.Partnership with Clients — we demand accountability and ownership of a client’s success, whether or not such success is a contractual matter, and understanding client goals and the ability to manage such goals across reporting lines are required for any leadership role within Grid Dynamics;
3.Technological Innovation — understanding AI-native transformation and successfully delivering strategic programs are impossible without a strong understanding of emerging technology, and deep knowledge of how cloud, big data, and AI transform the way corporations develop their businesses is a prerequisite for leadership roles; and
4.Education — as technology changes rapidly, our employees must adapt even more rapidly, and we offer many formal and informal training programs to ensure that professionals can continuously expand and enhance their capabilities.
Grid Dynamics dedicates significant resources to training and development of technical talent. Our Grid University online education platform provides thousands of hours of training content across over 250 courses in more than 30 learning tracks, covering emerging technologies, AI-first software development lifecycle methodologies, generative AI, agentic AI, context engineering, and other specialized domains. This comprehensive learning environment ensures that professionals can continuously expand and enhance their capabilities. Also, we sponsor employees’ participation in external training programs and certifications from technology leaders in both open-source and proprietary ecosystems.
Furthermore, we maintain partnerships with leading technology providers that enable our engineers to pursue advanced certifications and specialized badges. As of December 31, 2025, our engineers held over 1,600 hyperscaler certifications across over 100 different certification types. We also provide ongoing English language training at all delivery centers to maintain and enhance language skills necessary for effective client communication and global collaboration.
Internship Program
Grid Dynamics has a long-standing tradition of running internship programs for students and junior engineers. We run approximately 10 internship cycles annually, attracting over 16,000 applicants with high placement rates into billable roles. Each intern works with a mentor who helps them adapt, shares knowledge, and supports development of necessary skills. Our internship program focuses on big data, machine learning, AI, and other emerging technologies, creating a pipeline of engineers who have grown up with AI agents as core tools rather than attempting to retrofit new ways of working onto established practices.
Talent Management Framework
Our talent management framework leverages smart platforms and data-driven approaches to maximize team effectiveness. Our Team Data AI platform uses predictive analytics to assemble high-performing teams and allocate resources optimally. Our Skill Tree system maps engineers’ expertise and seniority for optimal role fit across projects. InGrid, our internal education program, enables employees to learn new technologies and pioneer new methodologies to keep client businesses ahead of technology curves. This systematic approach ensures that the right engineers with the right skills are matched to the right projects, maximizing value for clients and career growth for our people.
Intellectual Property
Protection of intellectual property rights is paramount to Grid Dynamics and our clients. We rely on a combination of trade secret, patent, copyright, and trademark laws, as well as confidentiality procedures and contractual provisions to protect our intellectual property and that of our clients.
We require employees, independent contractors, vendors, and clients to enter into written confidentiality agreements upon commencement of their relationships with Grid Dynamics. These agreements generally provide that any confidential or proprietary information disclosed or otherwise made available by Grid Dynamics must be kept confidential.

We customarily enter into non-disclosure agreements with our clients concerning the use of their software systems and platforms. Our clients usually own the intellectual property in the software or systems Grid Dynamics develops for them. We retain rights to our general methodologies, frameworks, and reusable components — including over 40 of our industry accelerators and proprietary delivery frameworks. Grid Dynamics and our clients often use open-source software to improve quality and reduce time-to-market, and we work closely with our clients' compliance departments to ensure compliance with their open-source licensing agreements and internal policies and maintain rigorous processes for managing open-source dependencies and license obligations.
Regulations
Due to the industry and geographic diversity of Grid Dynamics’ operations and services, we are subject to a variety of laws and regulations in the United States and the foreign jurisdictions in which we operate. Key regulatory areas include employment and labor laws, tax regulations, data privacy and protection, intellectual property laws, anti-corruption and anti-bribery regulations, export controls, and industry-specific regulations applicable to our clients’ sectors. See Item 1A, “Risk Factors—Risks Related to Regulations, Legislation and Legal Proceedings.”
We maintain compliance programs and internal controls designed to ensure adherence to applicable laws and regulations. Our ISO 27001 certification provides a framework for information security management that addresses many regulatory requirements. We regularly review and update our compliance programs to address evolving regulatory requirements and emerging risks. For further information regarding risks related to legal and regulatory compliance can be found in Item 1A, “Risk Factors—Risks Related to Regulations, Legislation and Legal Proceedings.”
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
•We may be unable to effectively manage our growth or achieve anticipated growth, particularly as we expand into new geographies and industries, which could place significant strain on our management personnel, systems and resources.

•Our revenues have historically been highly dependent on a limited number of clients and industries, and accordingly any decrease in demand for outsourced services by these clients or in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
•We have incurred net losses in recent years; accordingly, we may incur losses, even significant, in the future and we may not be able to generate sufficient revenue to maintain profitability.
•Macroeconomic conditions, inflationary pressures, economic downturns, and market volatility could adversely affect our operating results and growth prospects.
•The impact of the military action in Ukraine, which has worsened in recent periods, has affected and may continue to affect our business.
•Our revenues are highly dependent on clients primarily located in the U.S.
•We face intense competition, and any damage to our reputation could adversely impact our ability to generate and retain business.
Risks Related to Our Use of Technology and Artificial Intelligence
•Technologies, methodologies, and industry standards, including that relate to artificial intelligence (“AI”), are rapidly changing, on an accelerated basis; these changes, and our failure to adopt to them, may have a material adverse effect on our business, financial condition, and results of operations.
•Social and ethical issues relating to the extensive use of AI in our offerings may result in reputational harm or liability.
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
Risks Related to Our Acquisition Strategy
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
Risks Related to Our Clients and Our Client Agreements
◦Failing to successfully deliver contracted services or causing disruptions to clients’ businesses may have a material adverse effect on our reputation, business, financial condition and results of operations.
•We do not have long-term commitments from our clients, and our clients may terminate contracts before completion or choose not to renew contracts.
•If we are unable to accurately estimate the cost of service or if we fail to maintain favorable pricing for our services, our contracts may be unprofitable.
•We face risks associated with the long selling and implementation cycles for our services that require significant resource commitments prior to realizing revenues for those services.
•Failure to obtain engagements for and effectively manage increasingly large and complex projects may have an adverse effect on our business, financial condition and results of operations.
Risks Related to Regulations, Legislation and Legal Proceedings
•We are exposed to various risks related to the global regulatory environment as well as legal proceedings and claims.

•Regulatory issues relating to the development and use of AI may adversely affect our business, financial condition, and results of operations.
•Our global business, especially in Commonwealth of Independent States (“CIS”), Central and Eastern European (“CEE”) countries, and Latin America, exposes us to significant legal, economic, tax and political risks.
•We are subject to governmental export controls and trade and economic sanctions that could impair our ability to compete in international markets and subject us to liability if we are found to violate these controls.
•Negative publicity about offshore outsourcing or anti-outsourcing legislation may have an adverse effect on our business.
Risks Related to Our Tax Treatment
•Our effective tax rate could be adversely affected by a variety of factors.
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
Risks Related to Our Common Stock
•Our bylaws limit the forum in which stockholders may bring a suit for substantially all disputes between us and our stockholders.
•The price of our common stock may continue to be volatile.
Risks Related to Our Business, Operations and Industry
We operate in a rapidly evolving industry, which makes it difficult to evaluate future prospects and increases the risk that we will not continue to be successful and may adversely impact our stock price, financial condition and results of operations.
The technology services industry is competitive and continuously evolving, subject to rapidly changing demands and constant technological developments, particularly in recent years with the development and proliferation of AI. As a result, success and performance metrics are difficult to predict and measure. Since services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model and its results of operations, it can be difficult to predict how any company’s services, including ours, will be received in the market.
While many Fortune 1000 enterprises, including our clients, have been willing to devote significant resources to incorporate AI and other emerging technologies and related market trends into their business models, they may not continue to spend any significant portion of their budgets on services like those provided by us. Neither our past financial performance nor the past financial performance of any other company in the technology services industry is indicative of how we will fare financially in the future. Our future profits may vary substantially from our past profits and those of other companies, making an investment in us risky and speculative. If clients’ demand for our services declines as a result of economic conditions, market factors, shifts in the technology industry, competition or otherwise, our business, financial condition and results of operations would be adversely affected.

Our stock performance is highly dependent on our ability to successfully execute and grow the business. Consequently, our stock price may be adversely impacted by our inability to execute our plan, to meet or exceed financial and other forecasts, and to achieve our stated short-term and long-term goals.
We may be unable to effectively manage our growth or achieve anticipated growth, particularly as we expand into new geographies and industries, which could place significant strain on our management personnel, systems and resources.
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
These risks are heightened as we continue to expand geographically, including through acquisitions, such as our acquisitions of JUXT in the U.K. and Mobile Computing in Argentina in 2024. As we grow, we continue to explore other geographies for expansion. This may result in higher costs, such as increased overhead related to compliance with new regulatory frameworks, affecting our profitability levels. Furthermore, as we expand to new geographies, we may not be able to sustain the level of competitiveness, including the high quality and low cost, of our workforce that has contributed to our success. Additionally, we do not have a long history of operating our business, including recruiting, training and retaining employees, in these new geographies, and our competitiveness may decline if we are not able to effectively manage these risks.
Our revenues have historically been highly dependent on a limited number of clients and industries, and accordingly any decrease in demand for outsourced services by these clients or in these industries may reduce our revenues and adversely affect our business, financial condition and results of operations.
Our revenues have historically been highly dependent on a limited number of clients. For example, we generated approximately 57.7% and 55.7% of our revenues from our 10 largest clients during the years ended December 31, 2025 and 2024, respectively. During each of the years ended December 31, 2025 and 2024, we had one customer that accounted for 15.4% and 16.0% of our revenues, respectively. Since a substantial portion of our revenue is derived through time and materials contracts, which are mostly short-term in nature and cancellable by our customers on limited notice, a major client in one year may not provide the same level of revenues for us in any subsequent year. In addition, substantially all of our revenues is concentrated in our top four industry verticals: Retail; Technology, Media and Telecom; Finance; and CPG/Manufacturing. Our growth largely depends on our ability to diversify the industries in which we serve, continued demand for our services from clients in these industry verticals and other industries that we may target, and trends in these industries to outsource the type of services we provide.
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
Although we had net income of $9.7 million and $4.0 million for the years ended December 31, 2025 and 2024, respectively, we incurred net losses of $1.8 million for the year ended December 31, 2023. We may incur losses, even significant, in the future for a number of reasons, including, unforeseen and high levels of operating expenses, expansion into higher-cost geographies, and increased personnel costs due to wage inflation, or otherwise.

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
We operate globally and as a result our business, revenues and profitability are impacted by global macroeconomic conditions. Our operations have been, and could be, affected by general economic and market conditions, including, among others, inflation rate fluctuations, currency exchange rates, interest rates, tax rates, economic downturns and uncertainty, market volatility, fluctuations in consumer spending, political instability, changes in laws and global trade policies, tariffs and sanctions. Further, a federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Such economic volatility could adversely affect our clients’ business, as well as our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Because of our concentration on our clients’ capital-intensive digital transformation programs, our clients, and therefore our business, may be particularly sensitive to rising interest rates. Geopolitical destabilization could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the technology spending of our clients and potential clients.
Changes by the U.S. administration to fiscal, political, regulatory and other policies may adversely affect our business, financial condition and results of operations.
Changes by the U.S. administration to fiscal, political, regulatory and other policies, including new policies and other changes, may adversely affect our business, financial condition and results of operations. In particular, there is substantial regulatory uncertainty regarding international trade and trade policy, including the imposition of tariffs, which have and likely will continue to, trigger retaliatory actions from other foreign governments, potentially resulting in a “trade war.”
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
We face risks related to geopolitical events, international hostilities, epidemics, outbreaks, and other macroeconomic events that are outside of our control. Any material adverse effect from conflicts, political instability or unrest, administration or regime changes, coups or other geopolitical events may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or in projects involving certain customers in the region. For example, the continued military action against Ukraine initiated by Russia and the conflicts involving Israel and others in the Middle East have affected and will further affect our business and have resulted in disruptions in the broader global economic and geopolitical environment, which may further affect our business. Further, actions implemented by governments in response to any geopolitical instability, such as sanctions, tariffs, trade embargos or otherwise, could impact our ability to deliver services, execute our operational strategy and have an adverse impact on our results of operations.
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
The impact of the military action in Ukraine, which has worsened in recent periods, has affected and may continue to affect our business.

The ongoing Russian military conflict with Ukraine, which has even worsened, has impacted our business and may continue to pose risks to our business. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the United States, European Union, the United Kingdom, Canada and other countries against officials, individuals, regions, and industries in Russia, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government reactions continue to develop and are beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions, could have a material adverse effect on our operations and business outlook. In addition, the current geopolitical situations in Serbia and elsewhere in Eastern Europe create additional uncertainty in the region, and could adversely affect our business.
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
Our primary competitors include global consulting and traditional IT service providers such as Accenture plc, EPAM Systems, Inc., Capgemini SE, Cognizant Technology Solutions Corporation, Infosys Technologies, Tata Consultancy Services Limited,

Wipro, digital transformation providers such as Globant S.A., and Endava plc., and specialized AI and data science consultancies. Many of our present and potential competitors have substantially greater financial, marketing and technical resources, and name recognition than we do. Therefore, they may be able to compete more aggressively on pricing or devote greater resources to the development and promotion of technology and IT services. Thus, we may be unable to successfully compete and retain our clients against such competitors. Increased competition as well as our inability to compete successfully may have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Risks Related to Our Use of Technology and Artificial Intelligence
Technologies, methodologies, and industry standards are rapidly changing on an accelerated basis; these changes, and our failure to adapt to them, may have a material adverse effect on our business, financial condition, and results of operations.
We operate in an industry characterized by rapidly changing technologies, methodologies and industry standards related to such technologies, which continue to change on an accelerated basis. In particular, generative and agentic AI technologies, which can be used to independently create seemingly new outputs (such as computer code) and may soon operate effectively with limited (or no) human intervention, could significantly alter the way we and our industry operate. Our future success depends in part on the impact of these rapidly evolving changes and on our ability to anticipate how these and other developments may affect our business, and our ability to enhance our existing services and develop and introduce new services to keep pace with such changes and developments and meet changing client needs.
Development and introduction of new services and products, including generative and agentic AI, are increasingly complex and expensive, involve a significant commitment of time and resources, and are subject to a number of risks challenges, and/or associated costs, including with respect to:
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
We may not be successful in anticipating or responding to relevant technological developments in a timely manner, and even if we do so, the services, technologies or methodologies we develop or implement may not be successful in the marketplace. Clients may decide to use AI and other new tools and technologies themselves, including in open-source and other products, tools and content, rather than engaging us. Furthermore, services, technologies or methodologies that are developed by competitors may render our services noncompetitive or obsolete. These market, technological developments and competitive pressures could significantly reduce demand for our services, thereby materially and adversely affecting our business, financial condition and results of operations. Our failure to adapt and enhance our existing services and to develop and introduce new services, in light of these ongoing changes, to promptly address the needs of our clients may have a material adverse effect on our business, financial condition and results of operations.
Social and ethical issues relating to the extensive use of AI in our offerings may result in reputational harm or liability.
Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, particularly where the AI outputs may not align with our or our customers’ expectations, may result in reputational harm and liability, and may cause us to incur additional research and development or other costs to resolve such issues. We are increasingly building AI into many of our offerings, including demand forecasting, and price, promotional, and supply chain optimization; we also use generative AI-based knowledge assistant and similar tools. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. The use of AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on consumers or society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area, which may have a material adverse effect on our business, financial condition and results of operations. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI, in the use of AI within our industry, and slow adoption of AI in our services.
Security breaches and incidents, system failures or errors, and other disruptions to our networks and systems could result in unauthorized access to, or the disclosure or other processing of, confidential information and expose us to liability, which would cause our business and reputation to suffer.
We often have access to, or are required to collect, use, transmit, store, or otherwise process, sensitive or confidential client and customer data, including intellectual property, proprietary business information of the Company and our clients, and personal information of our clients, customers, employees, contractors, service providers and others. We use our data centers and networks, and certain networks and other facilities and equipment of our third-party contractors and service providers, for these purposes. Despite our implementation of security measures and protocols that we believe to be reasonable, our information technology systems and infrastructure, or those on which we rely, may be vulnerable to attacks and disruptions by hackers or other third parties, the introduction of ransomware or other malicious code, or otherwise may be breached or subject to security incidents or compromises due to human error, denial of service incidents, phishing attacks, social engineering, insider threats, zero-day vulnerabilities, malfeasance or other disruptions. Because of increases in the number of our personnel, and those of our contractors and service providers working remotely, we face increased risks of such attacks and disruptions that may affect our systems and networks or those of our clients, contractors and service providers. Increased risks of such attacks and disruptions, including a heightened risk of potential cyberattacks by state actors and state affiliated actors, such as China, among others, also exist because of geopolitical events such as Russia’s significant military action against Ukraine. Such risks could increase as we expand our geographic footprint. Further, cyberattacks are becoming increasingly sophisticated, including as a result of the proliferation of AI and machine learning tools.
Any resulting breach, incident or disruption could compromise the availability or integrity of our data centers, networks and other equipment and the sensitive, confidential, proprietary, and other business information stored or processed thereby or thereon could be accessed, disclosed, altered, misappropriated, lost, stolen, rendered unavailable, or otherwise processed without authorization. In addition, any failure or security breach or incident in a client’s system relating to the services we provide could also result in loss or misappropriation of, or unauthorized access, alteration, use, acquisition, disclosure, or other processing of our sensitive or confidential information, and may result in a perception that we or our contractors or service providers caused such an incident, even if our and our contractors’ and service providers’ networks and other facilities and equipment were not compromised. Although we maintain industry standard information security controls, including supply chain security verification, anti-phishing training and testing, and vulnerability management consistent with our ISO 27001 certification, no safeguard or combination of safeguards can prevent all incidents from happening.

Our contractors and service providers face similar risks with respect to their facilities and networks on which we rely, and they also may suffer outages, disruptions, and security incidents and breaches.
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
We rely on software and hardware from various third parties as well as hosted Software as a Service (“SaaS”) applications from third parties to deliver our services and solutions. If any of these software, hardware or SaaS applications become unavailable due to loss of license, extended outages, interruptions, or because they are no longer available on commercially reasonable terms, there may be delays in the provisioning of our services until equivalent technology is either developed by us, or, is identified, obtained and integrated, which could increase our expenses. Furthermore, third-party service providers may sunset or otherwise cease to provide software updates or patches, which may require that we expend additional financial or operational resources to ensure ongoing operability and the security of our systems or products. Any errors or defects in or failures of third-party software, hardware or SaaS applications could result in errors or defects in or failures of our services and solutions, which could be costly to correct and have an adverse effect on our reputation, financial condition and results of operations.

Risks Related to Our Acquisition Strategy
Acquisitions could be difficult to identify, and could divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations, we may not achieve the financial and strategic goals that were contemplated at the time of a transaction, and we may be exposed to claims, liabilities and disputes as a result of the transaction that may adversely impact our business, operating results and financial condition.
We continuously review and consider strategic acquisitions of businesses, products or technologies. For example, in April 2023 we acquired NextSphere, in September 2024 we acquired JUXT and in October 2024 we acquired Mobile Computing. We seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. Additionally, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. If we acquire businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition.
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
In addition, we have granted certain equity-based awards under our equity incentive plans and expect to continue doing so. For the years ended December 31, 2025, 2024, and 2023 we recorded $30.3 million, $34.2 million, and $35.5 million respectively, of stock-based compensation expense related to the grant of equity-based awards. If we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract, hire and retain key personnel. If we grant more equity awards to attract, hire and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. If the anticipated value of these equity awards does not materialize because of volatility or lack of positive performance in our stock price, we may be unable to retain our key personnel or attract and retain new key employees in the future, in which case our business may be severely disrupted and our ability to attract and retain personnel could be adversely affected. The issuance of equity-based compensation may also result in dilution of our common stock.
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
There are a number of factors relating to our clients that are outside of our control which might lead them to terminate a contract or project with us, choose not to renew contracts or decline engaging us for future projects, including:
•a change in strategic or other priorities, resulting in elimination of the impetus for the project or a reduced level of technology spending;
•a change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors, or electing to use new technology solutions (including AI tools) instead of our services or products;
•the replacement by our clients of existing software with packaged software supported by licensors;
•financial difficulties for the client;
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
In order for our contracts to be profitable, we must be able to accurately estimate our costs to provide the services required by the applicable contract and appropriately price our contracts. Such estimates and pricing structures used by us for our contracts are highly dependent on internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange rate volatility) and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Due to the inherent uncertainties that are beyond our control, we may underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In select cases, we also offer volume discounts once a client reaches certain contractual spend thresholds, which may lower the reference price for a client or result in a loss of profits if we do not accurately estimate the number of discounts to be provided. We may not be able to recognize revenues from fixed-fee contracts in the period in which our services are performed, which may cause our margins to fluctuate. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings we encounter in connection with the performance of our contracts, including those caused by factors outside our control, could make these contracts less profitable or unprofitable.
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
Regulatory issues relating to the development and use of AI may adversely affect our business, financial condition, and results of operations.
As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, including to implement policies and procedures to balance the benefits of such technologies against potential harms to consumers, the extent and nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws expressly governing AI, while other regulators have applied existing law to AI uses-cases and may do so in potentially unexpected ways the future. Moreover, other jurisdictions may decide to adopt similar or more restrictive legislation that may complicate our compliance efforts and may render the use of such technologies more challenging. The uncertain nature of the regulatory landscape, combined with potentially conflicting obligations imposed under jurisdiction-specific AI frameworks, increases our operational risks. For instance, AI regulatory obligations may make it harder for us to conduct our business, or they may increase the burden and cost of research and development, and any failure to comply with applicable laws may expose us to regulatory scrutiny, fines, penalties, reputational damage or other liability, require us to change our business practices or otherwise implement and maintain potentially onerous new policies or procedures, or prevent or limit our use of AI or our customers’ demand for AI solutions. If we cannot use AI or our customers’ demand for AI solutions decreases, our business may be less efficient, or we may struggle to attract or retain customers. Any of these factors could adversely affect our business, financial condition, and results of operations, or subject us to brand, reputational, or competitive harms.
Restriction on immigration and the ability to obtain visas to travel may have an adverse effect on our business.
Some of our projects may involve our personnel obtaining visas to travel and work at customer sites outside of our personnel’s home countries and often in the United States. Our reliance on visas to staff projects with employees who are not citizens of the country where the work is to be performed makes us vulnerable to legislative and administrative changes in the number of visas to be issued in any particular year and other work permit laws and regulations. The process to obtain the required visas and work permits can be lengthy and difficult and variations due to political forces and economic conditions in the number of permitted applications, as well as application and enforcement processes, may cause delays or rejections when trying to obtain visas. Delays in obtaining visas may result in delays in the ability of our personnel to travel to meet with and provide services to our customers or to continue to provide services on a timely basis. In addition, if we are not able to obtain a sufficient number of visas without significant additional costs, our ability to provide services to our customers on a timely and cost-effective basis or manage our sales and delivery centers could be adversely impacted. Delays in or the unavailability of visas and work permits could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our global business, especially in CIS, CEE and Latin American countries, exposes us to significant legal, economic, tax and political risks.
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
The banking and other financial systems in certain CIS, CEE, and Latin American countries where we operate remain subject to periodic instability and generally do not meet the banking standards of more developed markets. Armed conflict, or the threat of armed conflict, including the significant military action against Ukraine launched by Russia, as well as sanctions targeting banks in the region in response to such military action, could contribute to banking challenges or a banking crisis in these countries. Such events, or a financial crisis or the bankruptcy or insolvency of banks through which we receive, or with which we hold, funds may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business and financial condition.
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
In 2024, we acquired and expanded operations in Argentina and the United Kingdom, in addition to our expanded operations in India and Mexico, among others. The laws and regulations in Mexico, India and Argentina to which we have become subject thereby, and interpretations thereof, may change, sometimes substantially, as a result of a variety of factors beyond our control, including political, economic, regulatory or social events. Any policies, laws and regulations that are adopted in the jurisdictions in which we operate could result in a deterioration of investment sentiment, political and economic uncertainty, and increased costs for our business, which may in turn have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
For example, the European Union’s General Data Protection Regulation (“GDPR”) has a significant impact on how businesses can collect, process, use and transfer the personal data of individuals in the European Economic Area (“EEA”), and it imposes significant penalties for non-compliance (up to the greater of €20 million or 4% of global annual turnover). We rely upon the European Union-approved standard contractual clauses (“EU SCCs”) to legitimize transfers of EEA personal data to third countries, including the United States; however, the EU SCCs have been the subject of ongoing legal challenges and may in the future be modified or invalidated as a result of such challenges. In that event, we may be unsuccessful in maintaining legitimate means for the transfer and receipt of personal data from the EEA, which could adversely impact our business operations and financial condition and potentially subject us to regulatory or other enforcement proceedings. Additionally, the United Kingdom has enacted legislation that substantially implements the GDPR (“UK GDPR”), including similar penalties, and has issued UK-specific standard contractual clauses. We may experience additional costs or other operational challenges (e.g., contract renegotiation) associated with our efforts to comply with these requirements relating to cross-border data transfers from the EEA, Switzerland, or the United Kingdom to the U.S., or otherwise to comply with GDPR and UK GDPR. We may face the risk of enforcement action or other liabilities should our efforts in this regard fail. Any such enforcement action or liability could result in substantial costs and diversion of resources, distract management and technical personnel, require changes to our handling of personal data, and negatively affect our business, operating results, financial condition or reputation.
In the U.S., California and other states have enacted so-called “comprehensive” privacy laws that impose detailed privacy and security obligations on entities handling certain personal information of state residents, including requiring covered companies to provide certain disclosures and to afford consumers certain rights such as the right to request deletion of their personal information. California’s law came into effect on January 1, 2020, and numerous other states have enacted similar legislation that have come into effect since, or will do so through 2026. Other states have passed data- or sector-specific privacy legislation. Aspects of these state laws, and their interpretations remain unclear, and their implementation or enforcement are uncertain. Other countries and jurisdictions throughout the world are considering or enacting laws and regulations requiring the local storage of data. We cannot fully predict the impact of these laws on our business or operations, but developments regarding these and other privacy and data protection laws and regulations around the world may require us to modify our data collection and processing practices and policies and to incur substantial additional costs and expenses in an effort to maintain ongoing compliance.
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

Risks Related to Our Tax Treatment
Our effective tax rate could be adversely affected by a variety of factors.
We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by, or allocated to, the various jurisdictions in which we operate that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in multiple jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. In particular, there have been significant changes to the taxation systems in CEE countries in recent years as the authorities have gradually amended or adopted legislation regulating the application of major taxes such as corporate income tax, value-added tax, corporate property tax, personal income taxes and payroll taxes. The Organization for Economic Cooperation and Development (the “OECD”) has made a number of proposals, including implementing a new global minimum effective corporate tax rate of 15% for large multinational companies and rules that would result in the reallocation of certain profits to market jurisdictions where customers and users are located. A number of jurisdictions in which we operate have implemented domestic legislation to give effect to the OECD’s proposals for a global minimum effective corporate tax rate. Furthermore, any significant changes to U.S. tax law could materially adversely affect our effective tax rate.
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
Certain of our personnel are retained as independent contractors. The criteria to determine whether an individual is considered an independent contractor or an employee are typically fact intensive and vary by jurisdiction. If a government authority or court makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs, including for prior periods, for amounts related to tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions (or their equivalent employer-paid contributions in jurisdictions in which we operate outside the United States), and recordkeeping in the impacted jurisdiction, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations.
Global mobility of employees may potentially create additional tax liabilities for us in different jurisdictions.
In performing services for clients, our employees have been and may be required to travel to various locations. Depending on the length of the required travel and the nature of employees’ activities, the tax implications of travel arrangements vary with generally more extensive tax consequences in cases of longer travel. Such tax consequences mainly include payroll tax liabilities related to employee compensation and, in cases envisaged by international tax legislation, taxation of profits generated by employees during their time of travel.
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
We are exposed to foreign currency exchange rate risk and are subject to volatility due to changes in foreign currency exchange rates relative to the U.S. dollar. Our functional currency is the U.S. dollar. That said, our revenues and costs are exposed to a number of currencies that include Euro, British pounds, Mexican pesos, Polish zloty, Indian rupees and Argentine pesos. With our acquisition of Mobile Computing, and our expectations of further operations, we are particular susceptible to fluctuations of the Argentinian peso, which, in the previous year, has experienced Argentinian hyper-inflation. Although we recently started to implement a hedging program with respect to the Polish zloty, we continue to be exposed to foreign currency exchange transaction risk related to funding our non-U.S. operations and to foreign currency translation risk related to certain of our subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, our profit margins are subject to volatility as a result of changes in foreign exchange rates. In 2025, approximately 49.7% of our combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Any significant fluctuations in currency exchange rates may have a material impact on our business and results of operations.
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
We may require additional cash resources due to changed business conditions or other future developments. If existing resources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our cash is held with high-quality financial institutions. Deposits held with banks may, at times, exceed the amount of insurance provided on such deposits. Additionally we hold cash deposits in countries where the banking sector remains periodically unstable, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. Such countries in addition to Ukraine include Argentina, Armenia, Moldova, Romania, Serbia and Mexico. We place our cash with financial institutions considered stable in the region and conduct ongoing evaluations of the creditworthiness of the financial institutions with which we operate. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our liquidity, business and financial condition.
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
Our credit agreement provides for a three-year secured multicurrency revolving loan facility in an initial aggregate principal amount of up to $30.0 million, with a $10.0 million letter of credit sublimit. We may increase the size of the revolving loan facility up to $50.0 million, subject to certain conditions and additional commitments from existing and/or new lenders. The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions. The Company is also required to maintain compliance with a consolidated total leverage ratio. Our obligations under the credit agreement are required to be guaranteed by certain of our domestic subsidiaries. Such obligations, including the guaranties, are secured by substantially all of our and our subsidiary guarantors’ personal property. Our credit agreement expires in March 2028; there can be no assurance that we will be able to extend the credit agreement, or that the terms of any such extension will be favorable to us, or available at all.
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

The agreements that we enter into with our employees, independent contractors, vendors and clients in order to protect our proprietary information may not provide sufficient protection against unauthorized use, misappropriation or disclosure for trade secrets, know-how or other proprietary information. We may not be able to deter current and former employees, contractors, vendors, clients and other parties from breaching confidentiality agreements and misappropriating or disclosing our trade secrets, know-how or other proprietary information. If these agreements are breached, we may not have adequate remedies for such breach. It is possible that third parties may copy, reverse engineer, or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe, misappropriate or violate our intellectual property rights. Further, there can be no assurance that others will not independently develop the know-how and trade secrets or develop better methods than us. Policing unauthorized use of such proprietary information is difficult and expensive. Our inability to protect our intellectual property against unauthorized copying or use could delay sales or the implementation of our work product, impair the functionality of our work product, delay introductions of new work product, result in our substituting less-advanced or more-costly technologies into our work product or harm our reputation. In addition, if we are unsuccessful in defending our intellectual property, we may be required to license additional intellectual property from third parties to develop and market new services, and we cannot assure you that we could license that intellectual property on commercially reasonable terms or at all.
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
Implementation of intellectual property-related laws in CIS, CEE, and Latin American countries in which we operate has historically been lacking and there is no assurance that we will be able to enforce or defend our rights under our non-disclosure, confidentiality or assignment of invention agreements or that protection of intellectual property rights in such countries will be as effective as that in the U.S.
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
Due to the foregoing reasons, we cannot guarantee that we will be successful in maintaining existing or obtaining future intellectual property rights or registrations, be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce and protect our rights, or that any such steps will be successful. We can also neither guarantee that we have taken all necessary steps to enforce our intellectual property rights in each jurisdiction in which we operate nor that the intellectual property laws of any jurisdiction in which we operate are adequate to protect our interests or that any favorable judgment obtained by us with respect thereto will be enforced in the courts. Unauthorized use by third parties of, or other failure to protect, our intellectual property, including the costs of enforcing intellectual property rights, could have a material adverse effect on our business, financial condition and results of operations.
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
The price of our common stock continues to be volatile.
The price of our common stock may fluctuate due to a variety of factors, including:
•the announcement of the introduction of new products or services, or enhancements thereto, by us or our competitors;
•the rapid, and even accelerating, changes in technologies, methodologies and industry standards, whether due to AI or otherwise, which may result in significantly decreased demand for our services, and our ability to adapt to such changes;
•evolving consumer, investor and market perceptions regarding the ubiquity and capabilities of commercial AI technologies, which may lead to significant uncertainty about the continued demand for our services and the future of our industry;
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
As of December 31, 2025, approximately 23.8 percent of our outstanding common stock was held or beneficially owned by our executive officers and directors, or by stockholders controlled by our executive officers or directors.
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
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Managing Material Risks & Integrated Risk Management
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and procedures. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct regular risk assessments to identify cybersecurity threats, including in the event of a material change in our business practices or established procedures that may affect information systems, which are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, attack surface state and threat modeling, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. We regularly perform internal audits of our cybersecurity procedures, review and adjust as appropriate role-based data access rights, conduct system vulnerability scans and prepare incident logs, alerts and threat reviews. We have maintained our ISO 27001 certification since 2014 and are subject to annual ISO 27001 standard compliance monitoring audits and periodic customer security audits. During the year ended December 31, 2025, our ISO 27001:2022 audit, conducted by NQA USA, identified no non-conformities.
We incorporate results of these risk assessments into our formal policies and procedures, to maintain reasonable safeguards on an ongoing basis and to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards as part of onboarding and on an annual and ad hoc basis thereafter, in collaboration with human resources, IT, and a dedicated “Grid University” training department. Personnel at all levels and departments are made aware of our cybersecurity policies through multiple channels of communication and training.
Engage Third-Parties on Risk Management
We typically engage third party auditors in connection with our risk assessment processes. These service providers assist us with designing and implementing our cybersecurity policies and procedures, as well as with monitoring and testing our safeguards at different levels. To address and mitigate potential risks associated with our use of such third parties, we require each third-party service provider to ensure that it has the technical capability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company. We conduct periodic due diligence and oversight to confirm compliance with such obligations.
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
Management’s Role Managing Risk
We devote significant resources, and designate high-level personnel, including our Chief Information Security Officer (“CISO”) and Data Protection Officer (“DPO”), who each report to our Chief Operating Officer (“COO”), to manage our cyber-related risk assessment and mitigation processes. Our CISO, who has been leading the team for 13 years, has over 20 years of industry experience, is a Certified Information Systems Security Professional and lead ISO 27001 auditor, and has authored five books on information security auditing strategy, wired and wireless network security, and penetration testing.
Our CISO and our management committee on cybersecurity, which includes our Chief Executive Officer (“CEO”), COO and IT Director, are primarily responsible for assessing and managing our material risks from cybersecurity threats. They are assisted by dedicated information security and IT staff, our DPO, HR Director, and legal and finance representatives as well as a third party Security Operation Center (“SOC”) managed service provider that ensures 24/7/365 security monitoring and response. Our current management committee on cybersecurity includes dedicated full-time specialists in relevant fields ranging from code, application, system, and network security to computer forensics, data privacy, applied cryptography, physical security, social engineering and red teaming.
Our CISO and management committee on cybersecurity oversee our cybersecurity policies and procedures, including those described in the “Risk Management and Strategy” section, above. Our formal information security program includes measures to address: risk assessment and management, policy development and implementation, prevention strategies, detection mechanisms, incident response and mitigation, remediation and recovery, reporting and communication, compliance and legal considerations, efforts at continuous improvement, and training and awareness. Through these measures, our CISO and management committee on cybersecurity are informed about and monitor the lifecycle (i.e., prevention, detection, mitigation, and remediation) of cybersecurity threats or incidents.
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
ITEM 2. PROPERTIES
Facilities
Our principal executive office is located at 6101 Bollinger Canyon Rd, Suite 465, San Ramon, CA 94583. We currently provide our services through a network of 28 facilities in 14 countries including offices located in Plano, Texas and Tampa, Florida, U.S.; as well as Guadalajara, Mexico; Buenos Aires, Argentina; Yerevan in Armenia; Hyderabad, Chennai and Bangalore in India; Krakow, Gdansk, Warsaw and Wroclaw in Poland; Belgrade and Novi Sad in Serbia; Zug in Switzerland; various cities across Ukraine; Chisinau, Moldova; Amsterdam, the Netherlands; Kingston, Jamaica; London, the United Kingdom and Bucharest and Iasi, Romania. We do not own any real property. We believe that our existing facilities are adequate to support our current operations and that we have ample opportunities to expand office space to sustain expected growth.
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
Holders of Record
As of February 27, 2026, there were approximately 8 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Dividend Policy
We have not paid any cash dividends on our common stock since our merger in March 2020. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition from time to time and may be limited by the terms of any financing and/or other agreements entered into by us or our subsidiaries from time to time, including our credit agreement, and by requirements under the laws of our subsidiaries’ respective jurisdictions of incorporation to set aside a portion of their net income in each year to legal reserves. The payment of any cash dividends will be within the discretion our board of directors and the board of directors will consider whether or not to institute a dividend policy. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future.
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
The following information describes the Company's stock repurchase during the fourth quarter of the fiscal year ended December 31, 2025.

Period	Total number of shares purchased	Average price paid per share(1)	Total numbers of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program
	(in thousands, except per share amounts)
December 1, 2025 to December 31, 2025	200	$9.99	200	$48,000
Total	200		200
__________________________
(1)Average price paid per share includes commission.

Performance Graph
The following chart compares the changes in cumulative total return on our common stock with the changes in cumulative total returns of the S&P 500 and a Peer Group for the period beginning December 31, 2020 and ending December 31, 2025. The Peer Group includes Accenture Plc (NYSE: ACN), Cognizant Technology Solutions Corp. (NASDAQ: CTSH), Endava plc (NYSE: DAVA), EPAM Systems Inc. (NYSE: EPAM), Globant S.A. (NYSE: GLOB), and Infosys Ltd. (NYSE: INFY). The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Company/Index	Base period 12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Grid Dynamics Holdings, Inc.	$100.00	$301.35	$89.05	$105.79	$176.51	$71.67
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Peer Group	$100.00	$153.56	$99.64	$123.23	$128.25	$104.30
__________________________
(*) $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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
Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) is an enterprise artificial intelligence (“AI”) transformation partner for the Fortune 1000. We combine deep AI expertise with proven enterprise-scale delivery to help clients identify where to invest in AI, build systems that work at scale, and capture real business value from AI deployments. The building blocks of AI have always been our foundation — distributed systems, real-time data, machine learning algorithms, and natural language processing. What has changed is that these capabilities have now converged into Enterprise AI.
This technical heritage is matched with business acumen. We solve the most pressing technical challenges and enable positive business outcomes for enterprise companies. A key differentiator is our nearly two decades of technology leadership and pioneering enterprise AI expertise. This is supported by deep capabilities and ongoing investment in data and machine learning platform engineering, cloud platform and product engineering, Internet of Things and edge computing, and digital engagement services.
Fiscal Year Highlights
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Year ended December 31,
	2025		2024		2023
		% of revenues		% of revenues		% of revenues
	(in thousands, except percentages and per share data)
Revenues	$411,827	100.0%	$350,571	100.0%	$312,910	100.0%
Gross profit	142,348	34.6%	127,005	36.2%	113,146	36.2%
Loss from operations	(1,895)	(0.5)%	(2,105)	(0.6)%	(5,580)	(1.8)%
Net income/(loss)	9,668	2.3%	4,041	1.2%	(1,765)	(0.6)%
Diluted income/(loss) per share	$0.11	n/a	$0.05	n/a	(0.02)	n/a
Non-GAAP Financial information
Non-GAAP EBITDA(1)	53,792	13.1%	52,474	15.0%	44,246	14.1%
Non-GAAP net income(1)	35,129	8.5%	37,222	10.6%	31,684	10.1%
Non-GAAP diluted EPS(1)	0.40	n/a	0.47	n/a	0.41	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Our key metrics for the year ended December 31, 2025 are:
•Revenues: Total revenues increased 17.5% year-over-year to a record $411.8 million, driven by demand across our core verticals and contributions from our acquisitions.
•Operating loss: Loss from operations narrowed to $1.9 million, compared to a loss of $2.1 million in the prior year. This improvement reflects revenue growth outpacing the increase in operating expenses.

•Net income and EPS: Net income increased to $9.7 million from $4.0 million in the prior year. The increase was largely attributable to a combination of revenue growth and other income. Diluted GAAP EPS was $0.11 per share, compared to $0.05 per share for the year ended December 31, 2024.
•Non-GAAP measures: Non-GAAP EBITDA increased 2.5%, reaching $53.8 million for the year ended December 31, 2025. Diluted Non-GAAP EPS was $0.40 per share, compared to $0.47 per share in the prior year.
•Cash flows: Operating cash flow was $40.6 million up from $30.2 million in 2024.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Business Update Regarding Military Action in Ukraine
In February 2022, Russian forces launched a significant military action against Ukraine, which continues and even worsens. The impact on Ukraine, coupled with the actions taken by other countries, including sanctions imposed by the U.S., Canada, the U.K., the European Union, and other countries, companies and organizations against officials, individuals, regions, and industries in Russia and certain regions of Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, Russia could attempt to take control of assets in Ukraine belonging to companies registered in the U.S., such as Grid Dynamics. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our delivery of services, impair our ability to complete financial or banking transactions, cause us to continue to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region or involving certain customers in the region.
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
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government responses continue to develop and even worsen and are beyond our control. The prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. For example, if Russia were to invade other countries, such as Moldova, it could adversely affect our business. In addition, the current geopolitical situations in Armenia and separately in Serbia create additional uncertainty in the region, and could adversely affect our business.
For additional information on the various risks posed by the ongoing fighting in Ukraine and related sanctions and other impacts in the region, as well as other macroeconomic factors affecting our business, please read “Part I. Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
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

The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of December 31,
	2025	2024	2023
Americas (1)	793	830	567
Europe (2)	3,258	3,134	2,806
Rest of the world (3)	910	766	547
Total	4,961	4,730	3,920
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. New customers have a direct impact on the Company’s ability to diversify sources of revenue and replace customers that may no longer require its services. At the same time, the Company continuously works towards rationalization of its portfolio of non-strategic customers. This work resulted in a decrease in the total number of customers from 264 in 2024 to 237 in 2025.
Grid Dynamics has a high level of revenue concentration with certain customers, as indicated in the below table, and constantly works toward decreasing those levels. During the years ended December 31, 2025, 2024 and 2023, one customer accounted for 10% or more of our revenues in each of the periods indicated. We expect to continue our focus on maintaining our long-term relationships with customers while seeking to diversify our customer base.
The following table presents revenues concentration by amount and as a percentage of our revenues for the periods indicated:

	For the years ended December 31,
	2025		2024		2023
	(in thousands, except percentages)

Top one customer	$63,615	15.4%	$56,261	16.0%	$44,961	14.4%
Top five customers	$157,095	38.1%	$133,486	38.1%	$115,862	37.0%
Top ten customers	$237,546	57.7%	$195,180	55.7%	$175,588	56.1%
Top twenty customers	$302,209	73.4%	$243,716	69.5%	$213,790	68.3%
Customers below top twenty	$109,618	26.6%	$106,855	30.5%	$99,120	31.7%
The following table shows the evolution of Grid Dynamics’ customer base where customers are grouped by revenues recognized for each annual period presented:

	For the years ended December 31,
	2025	2024	2023
>$5.0 million	18	14	10
>$2.5 - 5.0 million	11	14	11
>$1.0 - 2.5 million	24	22	27
>$0.5 - 1 million	26	31	32
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
We are subject to tax payments and filing of tax returns in various tax jurisdictions. Our tax returns are routinely examined by tax authorities in various countries. Such inspections may result in future tax expenses, interest and penalties. We evaluate for such uncertain tax positions at each balance sheet date. When it is more likely than not that a position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, we measure the amount of tax benefit from the position and record the largest amount of tax benefit that is greater than 50% likely to be realized after settlement with a tax authority. We believe our estimates for uncertain tax positions are appropriate and sufficient. We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

Results of Operations
Year Ended December 31, 2025 compared to Year Ended December 31, 2024
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Year ended December 31,		Change
	2025	2024	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$411,827	$350,571	$61,256	17.5%
Cost of revenue	269,479	223,566	45,913	20.5%
Gross profit	142,348	127,005	15,343	12.1%
Engineering, research, and development	23,665	18,347	5,318	29.0%
Sales and marketing	30,032	28,622	1,410	4.9%
General and administrative	90,546	82,141	8,405	10.2%
Total operating expense	144,243	129,110	15,133	11.7%
Loss from operations	(1,895)	(2,105)	210	(10.0)%
Interest and other income, net	17,596	13,160	4,436	33.7%
Income before income taxes	15,701	11,055	4,646	42.0%
Provision for income taxes	6,033	7,014	(981)	(14.0)%
Net income	$9,668	$4,041	$5,627	139.2%
Revenues
During the year ended December 31, 2025, we generated record revenues of $411.8 million, an increase of 17.5% from the previous year. The growth reflected the continued growth across most of our verticals, including the benefit of strategic acquisitions completed during 2024.
Revenues by Vertical. We assign our customers into one of the main vertical markets or a group of various industries, labeled as “verticals.” In the first quarter of 2024, we disaggregated Healthcare and Pharma as a separate vertical due to their growing importance to the Company. The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year ended December 31,
	2025		2024		2023
	(in thousands, except percentages of revenues)
Retail	$120,507	29.3%	$113,957	32.5%	$102,551	32.8%
Technology, Media and Telecom	107,451	26.1%	95,048	27.1%	98,830	31.6%
Finance	100,384	24.4%	60,157	17.2%	28,842	9.2%
CPG/Manufacturing	43,058	10.5%	40,468	11.5%	42,861	13.7%
Healthcare and Pharma	10,183	2.5%	11,109	3.2%	13,653	4.4%
Other	30,244	7.2%	29,832	8.5%	26,173	8.3%
Total	$411,827	100.0%	$350,571	100.0%	$312,910	100.0%
Retail remained our largest vertical, representing 29.3% of total revenues for the year ended December 31, 2025. Revenues in this vertical increased $6.6 million, or 5.7%, compared to the prior year, primarily driven by expanded demand across our specialty retail, grocery and apparel customer base.
Technology, Media and Telecom (“TMT”) revenues increased $12.4 million, or 13.0%, compared to the prior year, contributing 20.2% to the total year-over-year consolidated revenues growth. The growth was largely driven by our top technology customers. Our TMT vertical represented 26.1% of total revenues for the year ended December 31, 2025.
Finance revenues increased $40.2 million, or 66.9%, to $100.4 million for the year ended December 31, 2025, compared to $60.2 million for the year ended December 31, 2024. This vertical was the largest contributor to the overall consolidated revenues growth for the period. The increase was attributable to robust demand from fintech and banking customers, including contributions from our 2024 acquisitions.
CPG and Manufacturing revenues increased $2.6 million, or 6.4%, to $43.1 million for the year ended December 31, 2025, from $40.5 million in the prior year.
Healthcare and Pharma vertical decreased to $10.2 million for the year ended December 31, 2025, compared to $11.1 million in the prior year, representing 2.5% and 3.2% of total revenues, respectively.
Lastly, our Other vertical increased 1.4% year-over-year driven by demand from both new and existing customers. The Other vertical represented 7.2% of total revenues during the year ended December 31, 2025, compared to 8.5% in the prior year.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expense related to client-serving activities.
Our cost of revenues increased by $45.9 million, or 20.5%, to $269.5 million, for the year ended December 31, 2025, from $223.6 million for the year ended December 31, 2024. The increase in cost of revenues was primarily driven by the operational and delivery expenses to support revenue growth.
Our gross profit increased by $15.3 million to $142.3 million in the year ended December 31, 2025, compared to $127.0 million in the prior year. Expressed as a percentage of revenues, our gross margin decreased by 160 basis points to 34.6% in 2025, from 36.2% in 2024. Although gross profit grew in absolute terms due to increased revenues, the decline in gross margin was driven by a higher cost basis in key delivery geographies and foreign exchange fluctuations.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
Our engineering, research, and development expenses increased by $5.3 million, or 29.0%, to $23.7 million for the year ended December 31, 2025, from $18.3 million in the previous year. The increase primarily reflected our continued investments in customer delivery capabilities and internally developed solutions. This includes the integration of AI technologies designed to enhance our scalability, operational efficiency and long-term competitiveness.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling of our services. These expenses are comprised of personnel costs, including performance bonuses and stock-based compensation, marketing events, travel expenses, as well as depreciation and amortization related to such activities.
Our sales and marketing expenses were $30.0 million for the year ended December 31, 2025, compared to $28.6 million in 2024. While expenses increased $1.4 million in absolute terms, they decreased as a percentage of revenues to 7.3% compared to 8.2% in the prior year. This decrease reflects improved operating leverage, as revenue growth outpaced increases in sales-related costs, supported by optimization initiatives across sales and business-development functions.
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
General and administrative expenses increased by $8.4 million, or 10.2%, to $90.5 million for the year ended December 31, 2025, from $82.1 million for the year ended December 31, 2024. The increase was primarily attributable to the full-year impact of acquisitions completed in 2024, which resulted in higher personnel-related costs and depreciation and amortization expenses.

Expressed as a percentage of revenues, our general and administrative expenses decreased by 1.3 percentage points to 22.1% in 2025, compared to 23.4% in the prior year, reflecting effective cost optimization across various corporate functions.
Interest and Other Income, Net
Interest and other income, net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, foreign exchange gains and losses as well as changes in the fair value of contingent considerations and marketable equity securities.
Interest and other income, net was $17.6 million for the year ended December 31, 2025, compared to $13.2 million for the year ended December 31, 2024. The $4.4 million increase was primarily driven by fair value adjustments related to acquisition-related contingent consideration. These gains were partially offset by unfavorable foreign currency exchange rate fluctuations.
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
Provision for income taxes was $6.0 million in the year ended December 31, 2025 compared to $7.0 million in the year ended December 31, 2024. The effective tax rate decreased between the periods from 63.4% in 2024 to 38.4% in 2025. The difference in the tax provision was mainly attributable to an increase in pre-tax book income due to the change in fair value of contingent consideration payable that is not taxable.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 includes a discussion and analysis of our financial condition and results of operations between the years ended December 31, 2024 and 2023 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is hereby incorporated herein by reference.
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
The following table presents the reconciliation of Non-GAAP EBITDA to consolidated net income/(loss), the most directly comparable GAAP measure, for the periods indicated:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
GAAP net income/(loss)	$9,668	$4,041	$(1,765)
Adjusted for:
Depreciation and amortization	19,705	14,228	8,926
Provision for income taxes	6,033	7,014	6,603
Stock-based compensation	30,343	34,167	35,516
Geographic reorganization(1)	1,396	1,627	1,858
Transaction and transformation-related costs(2)	1,431	3,144	2,038
Restructuring(3)	2,812	1,413	1,488
Interest and other income, net(4)	(17,596)	(13,160)	(10,418)
Non-GAAP EBITDA	$53,792	$52,474	$44,246
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
(3)Our restructuring costs comprised of severance charges and respective taxes and are included in General and administrative expenses in the Company’s consolidated statements of income/(loss).
(4)Interest and other income, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, interest on cash held at banks and returns on investments in money-market funds, and other miscellaneous non-operating expenses.

The following table presents a reconciliation of Non-GAAP diluted EPS and Non-GAAP net income to consolidated net income/(loss) for the periods indicated:

	Year ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
GAAP net income/(loss)	$9,668	$4,041	$(1,765)
Adjusted for:
Stock-based compensation	30,343	34,167	35,516
Geographic reorganization(1)	1,396	1,627	1,858
Transaction and transformation-related costs(2)	1,431	3,144	2,038
Restructuring(3)	2,812	1,413	1,488
Other (income)/expense, net(4)	(5,460)	(2,597)	(1,113)
Tax impact of non-GAAP adjustments(5)	(5,061)	(4,573)	(6,338)
Non-GAAP net income	$35,129	$37,222	$31,684
Number of shares used in GAAP diluted EPS	86,892	79,974	75,193
GAAP diluted EPS	$0.11	$0.05	$(0.02)
Number of shares used in non-GAAP diluted EPS	86,892	79,974	77,651
Non-GAAP diluted EPS	$0.40	$0.47	$0.41
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
(3)Our restructuring costs comprised of severance charges and respective taxes and are included in general and administrative expenses in the Company’s consolidated statements of income/(loss).
(4)Other (income)/expense, net consist primarily of gains and losses on foreign currency transactions, fair value adjustments, and other miscellaneous non-operating income and expense. During the year ended December 31, 2024, the Company started to include interest (income)/expense, net in its calculation of non-GAAP net income. As a result, the Company has adjusted previously reported Other (income)/expense, net adjustment to include interest income, net of $9.3 million for the year ended December 31, 2023.
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
As of December 31, 2025, Grid Dynamics had cash and cash equivalents of $342.1 million compared to $334.7 million as of December 31, 2024. Of these amounts, $48.4 million and $38.6 million, respectively, were held in countries outside the U.S, and included, among others, Switzerland, the U.K., India, Mexico, Ukraine, Argentina, the Netherlands, Poland and other countries. We did not have any debt outstanding under the revolving credit facility at any balance sheet date presented. We believe that our cash and cash equivalents balance, cash generated from operating activities and proceeds from our recent public offering will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 8 “Leases” and Note 14 “Commitments and contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the annual periods indicated:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$40,600	$30,198	$41,093
Net cash used in investing activities	(15,136)	(51,301)	(25,950)
Net cash (used in)/provided by financing activities	(19,937)	101,162	(16,321)
Effect of exchange rate changes on cash and cash equivalents	1,376	(2,131)	1,676
Net increase in cash, cash equivalents and restricted cash	6,903	77,928	498
Cash, cash equivalents and restricted cash (beginning)	335,155	257,227	256,729
Cash, cash equivalents and restricted cash (ending)	$342,058	$335,155	$257,227

Operating Activities. Net cash provided by operating activities was $40.6 million for the year ended December 31, 2025, compared to $30.2 million in the prior year. The $10.4 million increase was primarily driven by favorable changes in working capital, specifically regarding the timing of payments to vendors and settlement of employee-related liabilities.
Investing Activities. Net cash used in investing activities decreased by $36.2 million to $15.1 million for the year ended December 31, 2025, from $51.3 million in the prior year. This decrease was driven by significant cash outflows in 2024 related to the acquisitions of JUXT and Mobile Computing, net of cash acquired.
Financing Activities. Net cash used in financing activities was $19.9 million for the year ended December 31, 2025 driven by the settlement of employee tax withholding obligations associated with the vesting of equity awards. In the prior year, financing activities generated $101.2 million, primarily reflecting net proceeds from an equity offering, partially offset by similar employee tax withholding obligations.
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 includes a discussion and analysis of our cash flows between the years ended December 31, 2024 and 2023 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
49

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
Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. Grid Dynamics’ material functional currencies apart from the U.S. dollar includes Euro, British pounds, Mexican pesos, Polish zlotys, and Indian rupees. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated creating natural hedges. In future periods, Grid Dynamics may also become materially exposed to changes in the value of Argentinian pesos and Serbian dinars against the U.S. dollar, due to the recent acquisitions and continuous expansion of operations.
For the year ended December 31, 2025, approximately 49.7% of Grid Dynamics’ $413.7 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 43.2% of Grid Dynamics’ $352.7 million of combined cost of revenue and total operating expenses were denominated in currencies other than the U.S. dollar in the year ended December 31, 2024.
We use sensitivity analysis to determine the effects that foreign currency exchange rate fluctuations may have on our income from operations of our foreign subsidiaries. This sensitivity analysis represents the hypothetical changes in our consolidated income from operations and does not reflect our actual or expected results of operations.
In the year ended December 31, 2025:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $5.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $6.3 million decrease in income from operations.
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $2.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $2.5 million decrease in income from operations
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $1.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $1.5 million decrease in income from operations.
•a 10% decrease in the value of the Euro against the U.S. dollar would have resulted in a $0.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the Euro’s value would have resulted in a $1.1 million decrease in income from operations.
In the year ended December 31, 2024:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $5.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $6.7 million decrease in income from operations.
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $1.4 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $1.8 million decrease in income from operations
•a 10% decrease in the value of the Mexican pesos against the U.S. dollar would have resulted in a $1.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the pesos’ value would have resulted in a $1.6 million decrease in income from operations.
50

•a 10% decrease in the value of the Euro against the U.S. dollar would have resulted in a $1.0 million increase in Grid Dynamics’ income from operations, while a 10% increase in the Euro’s value would have resulted in a $1.2 million decrease in income from operations.
We analyze sensitivity to the zloty, rupees, euro, and pesos separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the year ended December 31, 2025.
Grid Dynamics started to manage its exposure to foreign currency fluctuations by implementing a hedging program under which the Company enters into short-term foreign exchange forward contracts designed as cash flow hedges of forecasted transactions denominated in Polish zloty. These contracts generally mature during six months or less. As of December 31, 2025, all foreign exchange forward contracts are qualified for hedge accounting, with no collateral required to be posted.
51

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GRID DYNAMICS HOLDINGS, INC

52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Grid Dynamics Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Grid Dynamics Holdings, Inc. (a Delaware corporation) and subsidiaries (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of income/(loss), comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2026 expressed an unqualified opinion.
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
Critical audit matter
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
March 5, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Grid Dynamics Holdings, Inc.Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Grid Dynamics Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 5, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
San Francisco, California
March 5, 2026

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$342,058	$334,655
Trade receivable, net of allowance of $3,721, and $2,747 as of December 31, 2025 and December 31, 2024, respectively	79,485	69,371
Prepaid expenses and other current assets	17,987	19,278
Total current assets	439,530	423,304
Property and equipment, net	17,666	14,018
Operating lease right-of-use assets, net	16,383	12,108
Intangible assets, net	41,608	47,918
Goodwill	84,364	83,407
Deferred tax assets	8,865	8,774
Other noncurrent assets	4,474	2,663
Total assets	$612,890	$592,192

Liabilities and equity
Current liabilities
Accounts payable	$3,698	$4,069
Accrued compensation and benefits	25,555	21,677
Operating lease liabilities, current	6,253	5,420
Accrued expenses and other current liabilities	16,608	24,378
Total current liabilities	52,114	55,544
Deferred tax liabilities	7,920	8,914
Operating lease liabilities, noncurrent	10,783	7,205
Contingent consideration payable, noncurrent	—	2,700
Total liabilities	70,817	74,363

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000,000 shares authorized; 84,842,637 and 83,608,819 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	545,188	532,578
Accumulated deficit	(2,177)	(11,845)
Accumulated other comprehensive income/(loss)	1,054	(2,912)
Treasury stock	(2,000)	—
Total stockholders’ equity	542,073	517,829
Total liabilities and stockholders’ equity	$612,890	$592,192
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In thousands, except per share data)

	For the years ended December 31,
	2025	2024	2023
Revenues	$411,827	$350,571	$312,910
Cost of revenues	269,479	223,566	199,764
Gross profit	142,348	127,005	113,146

Operating expenses
Engineering, research, and development	23,665	18,347	14,741
Sales and marketing	30,032	28,622	24,151
General and administrative	90,546	82,141	79,834
Total operating expenses	144,243	129,110	118,726

Loss from operations	(1,895)	(2,105)	(5,580)
Interest and other income, net	17,596	13,160	10,418
Income before income tax	15,701	11,055	4,838
Provision for income taxes	6,033	7,014	6,603
Net income/(loss)	$9,668	$4,041	$(1,765)

Net income/(loss) per share
Basic	$0.11	$0.05	$(0.02)
Diluted	$0.11	$0.05	$(0.02)

Weighted average shares outstanding
Basic	84,539	77,465	75,193
Diluted	86,892	79,974	75,193
The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	For the years ended December 31,
	2025	2024	2025
Net income/(loss)	$9,668	$4,041	$(1,765)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	3,821	(4,186)	2,122
Other comprehensive income, net of tax	145	—	—
Other comprehensive income/(loss), net of tax	3,966	(4,186)	2,122
Comprehensive income/(loss)	$13,634	$(145)	$357

The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at January 1, 2023	74,156	$7	$378,006	$(14,121)	—	$—	$(848)	$363,044
Net loss	—	—	—	(1,765)	—	—	—	(1,765)
Stock-based compensation	—	—	35,516	—	—	—	—	35,516
Exercise of stock options	182	—	821	—	—	—	—	821
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	1,549	1	(16,832)	—	—	—	—	(16,831)
Other comprehensive income	—	—	—	—	—	—	2,122	2,122
Balance at December 31, 2023	75,887	$8	$397,511	$(15,886)	—	$—	$1,274	$382,907
Net income	—	—	—	4,041	—	—	—	4,041
Stock-based compensation	—	—	34,167	—	—	—	—	34,167
Exercise of stock options	344	—	1,992	—	—	—	—	1,992
Issuance of common stock, net of transaction costs of $472	6,612	—	107,605	—	—	—	—	107,605
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	766	—	(8,697)	—	—	—	—	(8,697)
Other comprehensive loss	—	—	—	—	—	—	(4,186)	(4,186)
Balance at December 31, 2024	83,609	$8	$532,578	$(11,845)	—	$—	$(2,912)	$517,829
Net income	—	—	—	9,668	—	—	—	9,668
Stock-based compensation	—	—	30,343	—	—	—	—	30,343
Exercise of stock options	72	—	420	—	—	—	—	420
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	1,162	—	(18,153)	—	—	—	—	(18,153)
Repurchase of common stock	—	—	—	—	200	(2,000)	—	(2,000)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,966	3,966
Balance at December 31, 2025	84,843	$8	$545,188	$(2,177)	200	$(2,000)	$1,054	$542,073

The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income/(loss)	$9,668	$4,041	$(1,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,705	14,228	8,926
Operating lease right-of-use assets amortization expense	5,098	4,509	3,192
Bad debt expense	1,031	2,301	945
Stock-based compensation	30,343	34,167	35,516
Deferred income taxes	(1,344)	(4,033)	(4,140)
Other income, net	(6,917)	(3,071)	(3,896)
Changes in assets and liabilities:
Trade receivable	(11,145)	(9,485)	2,084
Prepaid expenses and other assets	544	(8,319)	(511)
Accounts payable	(378)	(1,503)	(538)
Accrued compensation and benefits	4,021	(274)	5,260
Operating lease liabilities	(4,962)	(4,542)	(3,135)
Income taxes, net	(5,620)	415	(1,836)
Accrued expenses and other current liabilities	556	1,764	991
Net cash provided by operating activities	40,600	30,198	41,093
Cash flows from investing activities
Purchase of property and equipment	(15,334)	(11,766)	(7,870)
Acquisition of business, net of cash acquired	198	(43,072)	(17,830)
Proceeds from sale of equity securities	—	3,581	—
Other investing activities, net	—	(44)	(250)
Net cash used in investing activities	(15,136)	(51,301)	(25,950)
Cash flows from financing activities
Proceeds from exercises of stock options	469	2,254	510
Payments of tax obligations resulted from net share settlement of vested stock awards	(18,153)	(8,697)	(16,831)
Payments for repurchases of common stock	(2,000)	—	—
Debt and equity issuance costs	(253)	(472)	—
Proceeds from common stock offering	—	108,077	—
Net cash (used in)/provided by financing activities	(19,937)	101,162	(16,321)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,376	(2,131)	1,676
Net increase in cash, cash equivalents, and restricted cash	6,903	77,928	498
Cash, cash equivalents and restricted cash, beginning of period	335,155	257,227	256,729
Cash, cash equivalents and restricted cash, end of period	$342,058	$335,155	$257,227

GRID DYNAMICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	For the years ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds(1)	$12,358	$10,967	$12,365
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$—	$10,180	$932
__________________________
(1)See Note 10 “Income taxes” for details on cash paid for income taxes, net of refunds by jurisdictions.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	For the years ended December 31,
	2025	2024	2023
Balance sheet classification
Cash and cash equivalents	$342,058	$334,655	$257,227
Restricted cash in Prepaid and other current assets	—	500	—
Total cash, cash equivalents and restricted cash	$342,058	$335,155	$257,227

The accompanying notes are an integral part of these consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Note 1 — Description of business and summary of significant accounting policies
Description of business
Grid Dynamics Holdings, Inc. (the “Company”) is a leading provider of enterprise artificial intelligence (“AI”) and digital transformation services, primarily serving Fortune 1000 corporations. The Company provides consulting, engineering, and operational services designed to enable clients to build and deploy large-scale digital platforms. The Company’s core service offerings encompass distributed systems architecture, real-time data analytics, machine learning (“ML”), natural language processing (“NLP”), and cloud platform engineering. Additionally, the Company offers specialized services in Internet of Things (“IoT”), edge computing, and digital engagement. The Company’s headquarters and principal place of business is in San Ramon, California.
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
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in this subcontractor (“Affiliate”) as of December 31, 2025. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the year ended December 31, 2025.
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

Investments in equity securities
The Company holds investments in privately-held entities. Such investments do not have readily determinable fair value and as such are accounted for under the fair value measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Non-marketable securities are classified as Other noncurrent assets on the consolidated balance sheets. All gains and losses on non-marketable securities, whether realized or unrealized, are recognized in Other income/(expense), net in the consolidated statements of income/(loss).
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
Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. Movement of allowance for credit losses for the years ended December 31, 2025, 2024 and 2023 is presented in the following table:

	Balance at Beginning of Year	Provision/Adjustment	Write-offs	Net Foreign Currency Exchange Rate Changes	Balance at End of Year
	(in thousands)
Year ended December 31, 2025	$2,747	$1,031	$(220)	$163	$3,721
Year ended December 31, 2024	$1,363	$2,301	$(882)	$(35)	$2,747
Year ended December 31, 2023	$443	$945	$(47)	$22	$1,363
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
Internally developed software is amortized on a straight-line basis over the useful life of the respective asset, generally two years. Amortization of internally developed software is recorded within Engineering, research, and development and Sales and marketing expenses in the consolidated statements of income/(loss) as the software is developed for purposes of supporting internal R&D, engineering, and marketing activities. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There was no impairment of internally developed software in the years ended December 31, 2025, 2024, and 2023.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Goodwill is not amortized but is to be tested for impairment at least annually, or more frequently if indicators of potential impairment arise. Impairment evaluation is performed at reporting unit level. Based on the internal reporting structure, the Company had one reporting unit as of December 31, 2025 and 2024.
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
For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow method of the income approach and market approach to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. There was no impairment of goodwill in the years ended December 31, 2025, 2024 and 2023.
Derivative financial instruments
The Company utilizes foreign currency forward contracts to manage the economic impact of fluctuations in certain foreign currencies on its forecasted operating expenses. All derivative instruments are measured at fair value on recurring basis utilizing Level 2 inputs, and are recognized as either assets or liabilities in the consolidated balance sheets. The Company initially records changes in fair value of these hedges as a component of Accumulated other comprehensive income/(loss) until the forecasted transaction occurs. These gains or losses are subsequently reclassified to cost of revenues in the same period during which the hedged forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, or if the derivative expires, is sold, or is terminated. If it becomes probable that a forecasted transaction will not occur, the Company immediately reclassifies the cumulative gain or loss of the underlying hedge to Other income/(expense), net. If the Company does not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in Other income/(expense), net. Cash flows from derivative instruments that are designated as cash flow hedges are classified in the consolidated statements of cash flows as cash flows from operating activities.
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
The Company evaluates the estimated useful lives and potential impairment of finite and indefinite-lived intangible assets on an annual basis or more frequently whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. There was no impairment of intangible assets in the years ended December 31, 2025, 2024, and 2023.
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
Government assistance and incentives
The Company is eligible to a range of government incentives, including cash grants and refundable tax credits across various jurisdictions in which it operates. These incentives are generally contingent on meeting specific regulatory requirements, including among others achieving specified employment rates, conducting certain qualified investment, research and development and promotional activities. As U.S. GAAP does not provide authoritative guidance on accounting for government assistance, the Company applies an accounting policy by analogy to International Accounting Standard 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company recognizes benefits from government assistance in Other income/(expense), net or as a reduction to the related Operating expenses in the consolidated statements of income/(loss) when there is reasonable assurance that the terms of the assistance will be met. Funds received before the Company meets the terms of the government assistance are reported as a deferred income classified in the consolidated balance sheets under Accrued expenses and other current liabilities or Other non-current liabilities depending on grant’s maturity. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $7.1 million, $1.3 million, and $1.3 million in government assistance, respectively; these amounts were included in cost of revenues and operating expenses in the consolidated statements of income/(loss).
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
If the Company is not certain about collectability of consideration for services rendered, revenue recognition is deferred until uncertainty is sufficiently resolved. The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income/(loss).
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
Advertising and promotional expenses
Advertising and promotional costs are expensed in the period in which they are incurred and are included in Sales and marketing expenses. For the years ended December 31, 2025, 2024, and 2023, advertising and promotional expenses totaled $1.1 million, $0.9 million and $1.0 million, respectively.
Stock-based compensation
The Company recognizes the cost of its stock-based awards based on the fair value of these awards at the date of grant. The fair value of service-based and performance based awards without market conditions at the date of grant is based on the closing price of the Company’s shares on Nasdaq. For performance awards with market conditions the grant date fair value is measured using the Monte-Carlo model. Grant-date fair value of stock options is estimated using the Black-Scholes-Merton option pricing model. The model requires management to make a number of key assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends. The Company evaluates the assumptions used to value its share-based awards on each grant date. For an award with graded vesting that is subject only to a service condition (e.g., time-based vesting), the Company uses the straight-line attribution method under ASC Topic 718 under which it recognizes compensation cost on a straight-line basis over the total requisite service period for the entire award (i.e., over the requisite service period of the last separately-vesting tranche of the award). For awards with performance conditions the compensation cost recognized is based on the actual or expected achievement of the performance condition based on the graded attribution method. Additionally, the Company applies the “floor” concept so that the amount of compensation cost that is recognized as of any date is at least equal to the grant-date fair value of the vested portion of the award on that date. That is, if the straight-line expense recognized to date is less than the grant date fair value of the award that is legally vested at that date, the company will increase its recognized expense to at least equal the fair value of the vested amount. The requisite service period, which is the vesting period, of service-based and performance-based awards is typically four years and three years, respectively. However, performance-based awards granted during the years ended December 31, 2023 had a requisite service period of one year. The Company made an accounting policy election to account for forfeitures when they occur.
Benefit plans
The Company maintains a 401(k) defined contribution savings and retirement plan for substantially all of its U.S. employees. Subject to ERISA regulations, an employee may elect to contribute an amount up to 90% of compensation during each plan year not to exceed the annual maximum defined by the IRS. The Company is not required to make contributions to the plan but can make discretionary contributions. The Company has not made any contributions to the 401(k) plan for the years ended December 31, 2025, 2024, and 2023.
Income taxes
The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The determination of the provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal, state, and foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
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
Prior period reclassifications
Certain amounts on the consolidated balance sheets, consolidated statements of stockholders’ equity, and consolidated statements of cash flows in prior periods have been reclassified to conform with the current period presentation.
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
As of December 31, 2025 and 2024, the Company’s cash held outside the U.S. was $48.4 million and $38.6 million, respectively. This included, among others, Switzerland, the U.K., Netherlands, India, Poland, Argentina, Mexico, Armenia, Moldova, Serbia and other countries. The banking sector of Ukraine, Armenia, Moldova, Serbia, Mexico and Argentina remains periodically unstable, as their banking and other financial systems generally do not meet the financial standards of more developed European and American markets, and bank deposits made by corporate entities are not insured. In addition, the Ukrainian financial system was and continues to be significantly impacted by military action launched by Russia against the country. The Company tends to hold cash in Ukraine and other countries with less developed and regulated banking systems where it has operations at levels necessary to cover operating needs of local entities.
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
The following table shows the number of customers exceeding 10% of the Company’s billed and unbilled receivable balances at December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Billed receivables	1	1
Unbilled receivables	2	1
The following table shows the percentage of revenue derived from each customer exceeding 10% of the Company’s revenues during the years ended December 31, 2025, 2024, and 2023:

	For the years ended December 31,
	2025	2024	2023
Customer 1	15.4%	16.0%	14.4%
Foreign currency risks
The Company is exposed to foreign currency exchange rate risk in the ordinary course of business. The Company’s operations are predominantly conducted in U.S. dollars. Other than U.S. dollars, the Company predominantly generates revenues in British pounds and Euro and incur expenditures principally in Polish zlotys, British pounds, Euro, Indian rupees, Mexican pesos, and Argentinian pesos. International foreign operations expose the Company to foreign currency exchange rate changes that could impact remeasurement of foreign denominated monetary assets and liabilities into subsidiaries functional currencies with the remeasurement impact recorded in the consolidated statements of income/(loss). To mitigate volatility in cash flows and earnings associated with forecasted intercompany expenses, the Company entered into a foreign currency cash flow hedge program using forward contracts during the third quarter of 2025. During the years ended December 31, 2025, 2024, and 2023, the net loss on foreign currency transactions was $1.4 million, $1.0 million, and $2.3 million, respectively.
Recently adopted accounting pronouncements
Changes to the U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification. The Company will adopt these changes according to the various timetables the FASB specifies.
In December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) — Improvements to Income Tax Disclosures. The new guidance enhances the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation, as well as the disclosure of income taxes paid by jurisdiction. The Company adopted this standard for its annual period ended December 31, 2025, on a prospective basis. While the adoption did not impact recognition or measurement of income tax balances, it resulted in modifications to the presentation of our income tax disclosures. See Note 10 “Income taxes“ for further details.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, that expands disclosures requirements around significant segment expenses and other segment items that are included in reported measure of segment profit or loss. The guidance also requires entities to provide in their interim financial reports all disclosures about a reportable segment’s profit or loss and assets that are currently required only on annual basis. Guidance also obliges entities with a single reportable segment to provide all the disclosures under amended ASC 280 in their interim and annual financial statement. The Company adopted the new guidance for its annual period ended December 31, 2024 with no significant impact on its disclosures. See Note 13 “Segment and geographic information” for further details.
Recently issued accounting pronouncement
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update establishes specific guidance for the recognition, measurement, and presentation of government grants received by business entities. The amendments are effective for annual reporting periods beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the timing of adoption and the impact of this standard on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Accounting for Internal-Use Software Costs. The update simplifies the accounting for internal-use software by eliminating the project stage framework and replacing it with a new capitalization threshold based on whether significant development uncertainty exists. Under the new guidance, costs cannot be capitalized if the software involves novel technological innovations or if significant performance requirements remain undefined or subject to revision. The amendment is effective for annual periods beginning December 31, 2027, with early adoption permitted    using a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures, as well as the available transition methods.
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
The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its consolidated financial statements.
Note 2 — Acquisitions
Overview of transactions
Mobile Computing — On October 4, 2024, the Company acquired all shares of Mobile Computing S.A. (“Mobile Computing”), an Argentina-based company, for a purchase price of $16.0 million including cash paid at closing of $13.3 million and contingent consideration with an acquisition-date fair value of $2.7 million. The maximum amount of potential contingent cash consideration was $3.0 million, subject to attainment of certain revenue and gross profit metrics within 12 months. The acquisition of Mobile Computing expanded the Company’s client portfolio, strengthened its expertise in digital product co-creation and User Interface (“UI”)/User Experience (“UX”) services and significantly contributed to the “Follow-the-Sun” model to better serve clients.
JUXT — On September 26, 2024, the Company acquired 100% of a group of UK-based companies, including Headrunner Limited and Congreve Computing Ltd., with their wholly owned subsidiary JUXT Ltd. (collectively referred to as “JUXT”). The total purchase consideration was $47.0 million, consisting of cash consideration of $39.5 million paid at closing and fair value of the contingent consideration at the date of the acquisition of $7.5 million. The maximum amount of potential contingent cash consideration was $9.4 million, subject to attainment of certain revenue and gross profit metrics within 12 months. The acquisition of JUXT strengthened the Company’s go-to-market positioning in the Finance vertical and opened new opportunities across the European market.
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
Assets acquired and liabilities assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed as updated for any changes as of December 31, 2025.
During 2025, the Company finalized the working capital adjustments for Mobile Computing that resulted in a decrease of original purchase price in the amount of $0.3 million, minor corrections of several working capital accounts with a corresponding net change in goodwill of $0.4 million. The Company then finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Mobile Computing.
During 2025, the Company finalized the working capital adjustment for JUXT that resulted in a decrease of original purchase price in the amount of $0.2 million with a corresponding net change in goodwill. The Company then finalized the fair value of the assets acquired and liabilities assumed in the acquisition of JUXT.
Fair values of assets acquired and liabilities assumed as a result of NextSphere and Mutual Mobile acquisitions were finalized during the fourth quarter of 2023.

	Mobile Computing	JUXT	NextSphere	Mutual Mobile
	(in thousands)
Cash, cash equivalents and restricted cash	$2,330	$7,344	$6,449	$3,528
Trade receivables(1)	1,496	7,132	2,639	914
Prepaid expenses and other current assets	390	273	620	540
Intangible assets	8,740	18,870	9,906	3,749
Goodwill(2)-(5)	7,192	23,164	9,031	8,879
Property and equipment, and other noncurrent assets	450	231	703	234
Total assets acquired	$20,598	$57,014	$29,348	$17,844

Accounts payable, accrued expenses, and other current liabilities	$(1,836)	$(5,491)	$(1,990)	$(1,576)
Deferred taxes	(3,051)	(4,753)	(2,427)	(686)
Other noncurrent liabilities	(59)	—	—	—
Total liabilities assumed	$(4,946)	$(10,244)	$(4,417)	$(2,262)
Purchase price allocation	$15,652	$46,770	$24,931	$15,582
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

The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the year ended December 31, 2025 are as follows:

	Mobile Computing		JUXT		NextSphere		Mutual Mobile
	Fair Value	Useful Life	Fair Value	Useful Life	Fair Value	Useful Life	Fair Value	Useful Life
	(values in thousands)
Customer relationships	$8,362	8 years	$17,568	8 years	$8,415	10 years	$3,453	8 years
Acquired software	—		—		995	2.5 years	—
Trade name	378	2 years	1,302	2.5 years	496	2 years	152	4 years
Non-compete agreements	—		—		—		144	2 years
Total identified intangible assets	$8,740		$18,870		$9,906		$3,749
Effect on operating results
During the years ended December 31, 2025, 2024, and 2023, the Company incurred $0.3 million, $2.4 million and $1.0 million, respectively, of transaction-related costs, that were included in General and administrative costs in the consolidated statements of income/(loss).
Revenues generated by above-mentioned acquired companies during the period of one year starting from the acquisition date and included in the consolidated statements of income/(loss) totaled $39.0 million, $16.1 million and $15.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.
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
Note 3 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of December 31,

2025 and 2024 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$271,513	$271,513	$271,513	$—	$—
Foreign exchange derivative assets	$196	$196	$—	$196	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$3,370	$3,370	$—	$—	$3,370

December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$267,206	$267,206	$267,206	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$9,729	$9,729	$—	$—	$9,729
__________________________
(1)Equity securities that do not have readily determinable fair value and are measured at cost.
Investments in equity securities
Investment in non-marketable equity securities held by the Company as of December 31, 2025 and 2024 represents investment in its related party, a company affiliated with the member of the Company’s board of directors, that does not have readily determinable fair values.
Contingent consideration payable
The fair value of contingent consideration payable is determined using the Monte-Carlo model which is primarily based on projected financial results of acquired business adjusted to market risk assumptions, probability of achievement of performance targets set in purchase agreements and respective discount rates. Even though there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. Changes in financial projections, discount rates, timing and amount of specific milestone estimates, as well as probability assumptions related to achieving the various performance milestones would result in a change in the fair value of the recorded contingent consideration payable. Such changes, if any, are recorded in Other income/(expense), net in the consolidated statements of income/(loss).
The following table presents the weighted average discount rates for risk-free performance targets and time value used to determine fair values of contingent considerations payables for acquisitions completed during the years ended December 31, 2024 and 2023:

	Mobile Computing	JUXT	NextSphere	Mutual Mobile
Weighted average discount rate for risk-free performance targets	22.9%	14.7%	15.5%	10.3%
Discount rate for credit risk and time value	2.8%	2.8%	7.7%	3.0%
The Company records short-term contingent consideration payable in Accrued expenses and other current liabilities in its consolidated balance sheets. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the years ended December 31, 2025, 2024, and 2023 are as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2023	$3,288
Acquisition date fair value of contingent consideration payable — NextSphere	932
Change in fair value of contingent consideration payable included in Other income/(expense), net — NextSphere	(932)
Change in fair value of contingent consideration payable included in Other income/(expense), net — Mutual Mobile	(3,288)
Contingent consideration payable as of December 31, 2023	$—
Acquisition date fair value of contingent consideration payable — JUXT	7,480
Acquisition date fair value of contingent consideration payable — Mobile Computing	2,700
Effect of net foreign currency exchange rate changes	(451)
Contingent consideration payable as of December 31, 2024	$9,729
Change in fair value of contingent consideration payable included in Other income, net –– JUXT	(7,176)
Change in fair value of contingent consideration payable included in Other income, net –– Mobile Computing	300
Effect of net foreign currency exchange rate changes	$517
Contingent consideration payable as of December 31, 2025	$3,370
There were no transfers of liabilities among the levels within the fair value hierarchy during the years ended December 31, 2025, 2024, and 2023.

Note 4 — Property and equipment, net
Property and equipment, net consist of the following:

	Estimated Useful Life	As of December 31,
		2025	2024
	(in years)	(in thousands)
Computers and equipment	2 - 6	$19,111	$16,377
Furniture and fixtures	3 - 10	1,763	1,741
Leasehold improvements	2 - 8	1,580	1,329
Software	3 - 5	1,388	1,215
Office equipment	3 - 5	779	698
Vehicles	5	129	196
		$24,750	$21,556
Less: Accumulated depreciation and amortization		(18,334)	(15,439)
		$6,416	$6,117

Capitalized software development costs	2	$29,348	$17,177
Less: Accumulated amortization		(18,098)	(9,276)
		$11,250	$7,901
Property and equipment, net		$17,666	$14,018
During the years ended December 31, 2025 and 2024, the Company capitalized $11.4 million and $8.1 million of internally developed software costs, respectively.
Property and equipment depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023 was $12.2 million, $9.2 million, and $5.2 million, respectively.

Note 5 — Goodwill and intangible assets, net
Goodwill rollforward for the years ended December 31, 2025 and 2024 was as follows:

Amount
(in thousands)
Goodwill as of January 1, 2024	$53,868
Acquisition of JUXT	23,332
Acquisition of Mobile Computing	7,615
Effect of net foreign currency exchange rate changes	(1,408)
Goodwill as of December 31, 2024	$83,407
JUXT purchase accounting adjustment	(168)
Mobile Computing purchase accounting adjustment	(423)
Effect of net foreign currency exchange rate changes	1,548
Goodwill as of December 31, 2025	$84,364
There were no accumulated impairment losses recorded for goodwill as of December 31, 2025 and 2024.
Intangible assets consist of the following:

	Estimated Useful Life	As of December 31,
		2025	2024
	(in years)	(in thousands)
Customer relationships	8 - 12	$53,875	$52,664
Tradenames	2 - 10	7,012	6,904
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$62,466	$61,147
Less: Accumulated amortization		(20,858)	(13,229)
Intangible assets, net		$41,608	$47,918
Intangible assets amortization expense for the years ended December 31, 2025, 2024, and 2023 was $7.5 million, $5.0 million, and $3.7 million, respectively.
Based on the carrying value of the Company’s existing intangible assets as of December 31, 2025, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2026	$7,090
2027	6,509
2028	6,361
2029	5,856
2030	5,831
Thereafter	9,961
Total	$41,608

Note 6 — Accrued expense and other current liabilities
The components of accrued expense and other current liabilities were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Accrued expenses	$6,131	$5,111
Contingent consideration payable, current	3,370	7,029
Accrued income tax	2,159	6,820
Value added tax payable	1,514	1,281
Deferred revenue	1,469	2,690
Other liabilities	1,965	1,447
Total accrued expense and other current liabilities	$16,608	$24,378
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the Credit Agreement. As of December 31, 2025, the Company was in compliance with all covenants contained in the Credit Agreement.
As of December 31, 2025 and December 31, 2024, respectively, the Company did not have any outstanding debt under the Credit Agreement.
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
The Company’s leases have remaining lease terms ranging from 14 days to 5.5 years. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
The Company had no finance leases as of each of December 31, 2025 and 2024. Operating lease expense is recorded on a straight-line basis over the lease term and lease costs were as follows:

	For the years ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease cost	$6,108	$5,365	$3,860
Variable lease cost	627	511	405
Short-term lease cost	1,182	551	343
Total lease cost	$7,917	$6,427	$4,608
Supplemental information related to operating lease transactions is as follows:

	For the years ended December 31,
	2025	2024	2023
	(in thousands)
Lease liability payments	$5,988	$5,079	$3,692
Lease right-of-use assets obtained in exchange for liabilities	$7,917	$6,938	$5,005
Non-cash net increase in lease assets due to lease modifications	$1,535	$98	$553
Non-cash net decrease in lease liability due to lease modifications	$(1,417)	$(739)	$(553)
Weighted average remaining lease term and discount rate as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term, in years	3.7	3.0
Weighted average discount rate	7.6%	8.1%
As of December 31, 2025, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2026	6,367
2027	5,421
2028	3,218
2029	2,569
2030	1,881
Thereafter	213
Total lease payments	19,669
Less: imputed interest	(2,633)
Total	$17,036
The Company does not have material operating or finance lease agreements that had not yet commenced.

Note 9 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customers by customer location, verticals and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the years ended December 31, 2025, 2024 and 2023.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	For the years ended December 31,
	2025	2024	2023
Customer Location	(in thousands)
North America	$289,351	$279,212	$238,989
Europe	86,425	56,323	60,756
Other	36,051	15,036	13,165
Total Revenues	$411,827	$350,571	$312,910
The following table shows the disaggregation of the Company’s revenues by main vertical markets for the years ended December 31, 2025, 2024 and 2023:

	For the years ended December 31,
	2025	2024	2023
Vertical	(in thousands)
Retail	$120,507	$113,957	$102,551
Technology, Media and Telecom	107,451	95,048	98,830
Finance	100,384	60,157	28,842
CPG/Manufacturing	43,058	40,468	42,861
Healthcare and Pharma	10,183	11,109	13,653
Other	30,244	29,832	26,173
Total Revenues	$411,827	$350,571	$312,910

The following table shows the disaggregation of the Company’s revenues by contract types for the years ended December 31, 2025, 2024, and 2023:

	For the years ended December 31,
	2025	2024	2023
Contract Type	(in thousands)
Time-and-material	$378,899	$326,771	$281,282
Fixed-fee	30,521	21,460	29,991
Other revenues	2,407	2,340	1,637
Total Revenues	$411,827	$350,571	$312,910
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
The Company’s contract balances as of the below dates were as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Trade receivable, net:
Billed receivable	$71,260	$64,754	$49,824
Unbilled receivable	$8,225	$4,617	$3,735
Contract liabilities in Accrued expenses and other current liabilities	$1,469	$2,690	$577
As of December 31, 2025, 2024, and 2023, the Company did not have contract assets recorded in its consolidated balance sheets. The decrease in contract liabilities as of December 31, 2025 was due to lower levels of advance collections at the end of the year compared to the prior year.
Revenues recognized during the year ended December 31, 2025 that were included in Accrued expenses and other current liabilities at December 31, 2024 were $2.7 million. Revenues recognized during the year ended December 31, 2024 that were included in Accrued expenses and other current liabilities at December 31, 2023 were $0.5 million. Revenues recognized during the year ended December 31, 2023 that were included in Accrued expenses and other current liabilities at December 31, 2022 were $1.1 million.
Remaining performance obligations
ASC Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2025. This disclosure is not required for:
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
All of our performance obligations met one or more of these exemptions as of December 31, 2025.
Transactions with related parties
During the years ended December 31, 2025, 2024, and 2023, the Company conducted transaction with a number of companies affiliated with the members of the Company’s board of directors. As a result, the Company recorded revenue from its related parties of $29.9 million, $18.7 million and $7.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, accounts receivable from related parties were $4.6 million and $3.8 million, respectively. As of December 31, 2025, and 2024 unbilled revenues from related parties were $0.3 million and $0.1 million, respectively.

Note 10 — Income taxes
Income/(loss) before provision for income taxes
The following table showed income/(loss) before provision for income taxes based on geographical location to which such income was attributable for the periods indicated:

	For the years ended December 31,
	2025	2024	2023
	(in thousands)
United States	$(11,370)	$(13,393)	$(6,107)
Foreign	27,071	24,448	10,945
Total income/(loss) before provision for income taxes	$15,701	$11,055	$4,838
Provision/(benefit) for income taxes
Provision/(benefit) for the income taxes consisted of the following components:

	For the years ended December 31,
	2025	2024	2023
	(in thousands)
Current
Federal	$451	$4,900	$3,619
State	310	1,051	941
Foreign	6,616	5,096	6,183
Deferred
Federal	455	(3,463)	(2,265)
State	(17)	(92)	(474)
Foreign	(1,782)	(478)	(1,401)
Total tax expense	$6,033	$7,014	$6,603
Deferred income taxes
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets
Stock-based compensation	$4,331	$5,365
R&D capitalization	3,902	4,559
Accrued compensation and benefits	2,907	2,502
Operating lease liabilities	794	577
Other	818	285
Total deferred tax assets	$12,752	$13,288
Valuation allowance	(491)	—
Total deferred tax assets, net of valuation allowance	$12,261	$13,288
Deferred tax liabilities
Intangible assets	$(10,777)	$(12,751)
Operating lease right-of-use assets	(746)	(546)
Other	207	(131)
Total deferred tax liabilities	(11,316)	(13,428)
Net deferred taxes	$945	$(140)
The Company assessed its ability to realize the benefits of its domestic deferred tax assets (“DTA”) by evaluating all available positive and negative evidence, objective and subjective in nature, including (1) cumulative results of operations in recent years, (2) sources of recent pre-tax income, (3) estimates of future taxable income, and (4) the length of net operating loss (“NOL”) carryforward periods. The Company determined it is in a cumulative taxable income position as of December 31, 2025, and expects to continue to be in a taxable income position in the long-term foreseeable future.
After an evaluation of all available qualitative and quantitative evidence, both positive and negative in nature, the Company concluded it is more likely than not that sufficient future taxable income will be generated to realize the benefits of its DTAs prior to expiration, with the exception of its state NOL carryforwards due to state specific rules that limit the utilization of those NOLs. As a result, the Company determined that no domestic federal valuation allowance was needed and a valuation allowance on its state NOL carryforwards were warranted as of December 31, 2025.
Net operating losses and tax credit carryforwards as of December 31, 2025 were as follows:

	Amount	Expiration years
	(in thousands)
Net operating losses, state	$7,203	2040

Effective tax rate reconciliation
A reconciliation of the U.S. federal statutory corporate tax rate to the Company’s income tax expense and effective tax rate, presented in accordance with the prospectively adopted ASU 2023-09, for the year ended December 31, 2025 is as follows:

	For the year ended December 31, 2025
	Amount	Percent
	(in thousands, except percentages)
U.S. Federal statutory tax rate	$3,297	21.0%
State and local income tax, net of federal (national) income tax effect(1)	310	2.0
Foreign tax effects
Argentina
Foreign tax rate differential	(8)	—
Nontaxable or nondeductible items	354	2.3
Armenia
Foreign tax rate differential	(62)	(0.4)
Nontaxable or nondeductible items	(200)	(1.3)
India
Foreign tax rate differential	392	2.5
Nontaxable or nondeductible items	(292)	(1.9)
Mexico
Foreign tax rate differential	88	0.6
Nontaxable or nondeductible items	221	1.4
Poland
Foreign tax rate differential	(202)	(1.3)
Nontaxable or nondeductible items	(166)	(1.1)
R&D tax relief	(809)	(5.2)
Switzerland
Foreign tax rate differential	(144)	(0.9)
Nontaxable or nondeductible items	(56)	(0.4)
Other foreign jurisdictions	33	0.2
Nontaxable or nondeductible items
Stock-based compensation	(980)	(6.2)
162M limitation	5,843	37.2
Change in fair value of contingent consideration payable	(1,444)	(9.2)
Changes in unrecognized tax benefits	(247)	(1.6)
Other adjustments	105	0.7
Total worldwide effective tax expense and rate	$6,033	38.4%
__________________________
(1)State Taxes in California and Georgia made up the majority of tax effect in this category.

A reconciliation of the U.S. federal statutory corporate tax rate to the Company’s effective tax rate, for the years ended December 31, 2024 and 2023 is as follows:

	For the years ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State and local income tax, net of federal (national) income tax effect	8.4	10.1
Nontaxable or nondeductible items	1.7	(9.9)
Stock-based compensation	7.2	39.3
Tax credits	(30.6)	(120.0)
Foreign tax rate differential	(4.1)	7.2
Foreign inclusion adjustments	29.4	74.7
Foreign intangible amortization	0.2	10.2
162M limitation	30.2	103.9
Total worldwide effective tax rate	63.4%	136.5%
Unrecognized tax benefits
As of December 31, 2025, the Company has approximately $1.1 million of unrecognized tax benefits. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. A reconciliation of beginning to ending amounts of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2025	2024	2023
	(in thousands)
Unrecognized tax benefit as of January 1	$1,371	$1,162	$1,151
Changes related to prior year tax positions	(311)	(35)	(101)
Changes related to current year tax positions	53	244	112
Unrecognized tax benefit as of December 31	$1,113	$1,371	$1,162
The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. There was no interest or penalties accrued as of December 31, 2025 and 2024.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. For federal and states, tax years subsequent to 2022 remain open to examination. With respect to foreign jurisdictions, tax years 2018 and after remain open.
The Company's provision for income taxes does not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes certain changes to the U.S. tax law applicable to Grid Dynamics. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures, including immediate expensing for qualifying domestic research expenditures. As of December 31, 2025, the Company expects to avail itself of immediate expensing for qualifying domestic research expenditures incurred during the year, which does not have a material effect on the Company’s financial results. The Company has evaluated the impact of the remaining provisions promulgated by the Act that take effect in future periods on its consolidated financial statements and does not anticipate them having a material effect.

Cash paid for income taxes
Cash paid for income taxes for the year ended December 31, 2025 was as follows:

For the year ended December 31,
2025
(in thousands)
Cash paid for income taxes, net of refunds
U.S. Federal	$5,161
State and local	948
Foreign
United Kingdom	1,552
India	1,067
Poland	930
Netherlands	649
Aggregated foreign jurisdictions	2,051
Total	$12,358
Cash paid for income taxes, net of refunds for the years ended December 31, 2024 and 2023 was $11.0 million and $12.4 million, respectively.
Note 11 — Stockholders’ equity
Stock-based compensation expense
Employee stock-based compensation cost recognized in the consolidated statements of income/(loss) was as follows:

	Twelve months ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$2,160	$2,078	$1,959
Engineering, research, and development	2,009	3,702	4,872
Sales and marketing	4,974	5,743	3,616
General and administrative	21,200	22,644	25,069
Total stock-based compensation	$30,343	$34,167	$35,516
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
2020 Equity Incentive Plan - Effective March 5, 2020, the board of directors approved an equity incentive plan, which was amended effective December 23, 2025 (as so amended, the “2020 Plan”). The 2020 Plan permits the Company to grant a maximum aggregate amount of 19.8 million Incentive Stock Options, Non-Statutory Stock Options (“NSOs”), Restricted Stock, Restricted Stock Units (“RSUs”), Stock Appreciation Rights, Performance Units (“PSUs”), and Performance Shares (“PSA”) (collectively, the “Awards”) to employees, directors, and consultants of the Company. The board of directors or any committee appointed by the Board has the authority to grant Awards. NSOs and RSUs issued under the 2020 Plan have the following vesting conditions: one-fourth will vest one year after the grant date; and one-sixteenth will vest each subsequent three-month anniversary thereafter.
PSUs granted in 2024 onwards vest one-third annually over three years, capped at 280% maximum payout, and have the following performance goals and additional external modifiers:
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
External performance modifier rTSR is based on how the total shareholder return compares to the return of Russell 2000 index companies and can add or reduce an additional 20% for shares available to vest based on the internal metrics. rCAGR modifier is based on how the compound annual revenue growth compares to the compound annual revenue growth of Russell 2000 companies and can add or reduce an additional 20% for shares available to vest based on the internal performance metrics independent of rTSR.
As of December 31, 2025, 6.6 million shares of stock remained available for grant under the 2020 Plan. All of the awards issued pursuant to the 2020 Plan expire 10 years from the date of grant.
Stock options
The grant date fair value of each NSO issued under both plans was estimated on the date of grant using the Black-Scholes-Merton option pricing model. There were no NSOs issued during the year ended December 31, 2025. The key assumptions for the years ended December 31, 2024 and 2023 are provided in the following table.

	For the years ended December 31,
	2024	2023
Dividend yield	—%	—%
Expected volatility	50%	48%
Risk-free interest rate	4.27%-4.65%	3.63%-4.84%
Expected term in years	6.11	6.11
Grant date fair value of common stock	$9.82-$13.54	$10.07-$11.97
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
2018 Plan
The following table sets forth the activity for the 2018 Stock Plan for the years ended December 31, 2025, 2024, and 2023:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2023	1,598,811	$3.54	$12,279
Options exercised	(112,383)	$3.54
Options outstanding as of December 31, 2023	1,486,428	$3.54	$14,552
Options exercised	(197,703)	$3.54
Options expired	(2,795)	$3.54
Options outstanding as of December 31, 2024	1,285,930	$3.54	$24,047
Options exercised	(45,405)	$3.54
Options outstanding as of December 31, 2025	1,240,525	$3.54	$6,811	3.1

Options vested and exercisable as of December 31, 2025	1,240,525	$3.54	$6,811	3.1
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $0.4 million, $2.1 million and $0.9 million, respectively.
As of December 31, 2025, the Company fully recognized stock-based compensation costs related to 2018 Plan options.
2020 Plan
The following table summarizes option activity for the years ended December 31, 2025, 2024 and 2023 under the 2020 Plan:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2023	3,003,611	$13.22	$3,883
Options granted	689,500	$11.49
Options exercised	(153,302)	$8.67
Options forfeited	(329,889)	$14.99
Options expired	(44,205)	$19.74
Options outstanding as of December 31, 2023	3,165,715	$12.79	$7,197
Options granted	25,000	$12.65
Options exercised	(186,021)	$10.20
Options forfeited	(164,357)	$13.94
Options expired	(91,946)	$17.12
Options outstanding as of December 31, 2024	2,748,391	$12.75	$26,881
Options exercised	(45,172)	$10.68
Options forfeited	(72,240)	$13.43
Options expired	(128,479)	$15.83
Options outstanding as of December 31, 2025	2,502,500	$12.61	$833	5.3

Options vested and exercisable as of December 31, 2025	2,224,165	$12.58	$833	5.1
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $6.74 and $5.87, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $0.3 million, $1.2 million and $0.5 million, respectively.

The total unrecognized compensation expenses related to 2020 Stock Plan options as of December 31, 2025 was $1.5 million to be expensed on a straight-line basis over the remaining 1.1 years.
Restricted Stock Units
RSUs granted do not participate in earnings, dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the years ended December 31, 2025, 2024, and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2023	2,245,968	$11.99
Awards granted	251,955	$11.64
Awards vested and released	(1,663,702)	$11.98
Awards forfeited	(105,008)	$11.25
Unvested awards as of December 31, 2023	729,213	$11.99
Awards granted	1,750,381	$13.46
Awards vested and released	(613,779)	$12.07
Awards forfeited	(69,950)	$12.01
Unvested awards as of December 31, 2024	1,795,865	$13.39
Awards granted	490,651	$16.31
Awards vested and released	(957,898)	$13.47
Awards forfeited	(103,335)	$15.68
Unvested awards as of December 31, 2025	1,225,283	$14.30
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of December 31, 2025 was $14.5 million to be expensed on a straight-line basis over 1.8 years.

Performance Stock Units
The following table summarizes activity of the Company’s PSUs for the years ended December 31, 2025, 2024, and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2023(1)	518,938	$39.41
Awards granted	523,938	$11.97
Performance achievement adjustment	1,148,376	$31.31
Awards vested and released	(1,335,982)	$39.26
Awards forfeited	(32,375)	$11.97
Unvested awards as of December 31, 2023(2)	822,895	$11.97
Awards granted	1,626,600	$14.51
Performance achievement adjustment	319,320	$14.21
Modifier adjustments	255,456	$4.44
Awards vested and released	(822,895)	$11.97
Awards forfeited	(30,000)	$14.51
Unvested awards as of December 31, 2024(3)	2,171,376	$13.28
Awards granted	47,000	$26.14
Performance achievement adjustment	620,090	$15.13
Modifier adjustments	98,268	$27.48
Awards vested and released	(1,104,064)	$11.96
Awards forfeited	(63,312)	$14.54
Unvested awards as of December 31, 2025(4)	1,769,358	$15.84
__________________________
(1)Reported at the certified performance achievement at 100% of the target shares granted
(2)Reported at 170% of the target shares
(3)Reported at the certified performance achievement of 208% first tranche granted in 2024 and 100% for the remaining tranches.
(4)Reported at the estimate performance adjustment of 206% for the tranches based on performance for the year ended December 31, 2025 and 131% for the remaining tranches.
The total unrecognized compensation expenses related to PSUs as of December 31, 2025 was $5.4 million to be expensed on over 0.5 years.
The fair value of vested RSUs and PSUs issued under the 2020 Plan (measured at the vesting date) for the years ended December 31, 2025, 2024, and 2023 was as follows:

	For the years ended December 31,
	2025	2024	2023
	(in thousands)
RSUs	$15,888	$7,742	$18,926
PSUs	$24,300	$11,142	$15,993
Stock Repurchase Program
On October 23, 2025, the Board of Directors authorized a share repurchase program of up to $50.0 million of the Company’s common stock. The Company accounts for treasury stock under the cost method and reports it as a reduction of stockholders’ equity in the consolidated balance sheets.

During the year ended December 31, 2025, the Company repurchased 200,249 shares of common stock for an aggregate cost of $2.0 million. These shares are held as treasury stock. Accordingly, as of December 31, 2025, $48.0 million remained available for future repurchases under the program.
Note 12 — Earnings per share
The following table sets forth the computation of basic and diluted EPS of common stock as follows:

	For the years ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Numerator for basic and diluted loss per share
Net income/(loss)	$9,668	$4,041	$(1,765)

Denominator:
Weighted-average shares outstanding – basic	84,539	77,465	75,193
Net effect of dilutive stock options and restricted stock units	2,353	2,509	—
Weighted-average shares outstanding – diluted	86,892	79,974	75,193

Net income/(loss) per share
Basic	$0.11	$0.05	$(0.02)
Diluted	$0.11	$0.05	$(0.02)
The following potentially dilutive common shares, presented based on weighted average potential shares outstanding during each period were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the years ended December 31,
	2025	2024	2023
	(in thousands)
Stock options to purchase common stock	1,612	1,897	4,823
Restricted stock units	298	23	1,488
Performance stock units	754	1,077	912
Total	2,664	2,997	7,223

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
The Company’s determination that it operates as a single segment is based on the financial information regularly reviewed by the CODM. The CODM assesses core operating performance and allocates operating and capital resources of the Company based on gross profit, income/(loss) from operations and net income/(loss) that are also reported on the consolidated statement of income/(loss). All three metrics are used to analyze budget-to-actual variances on a monthly and quarterly basis and to decide on the allocation of operating and capital resources to a single segment or new acquisitions. Additionally, the CODM reviews operating expenses, including cost of revenues, engineering, research, and development, sales and marketing, general and administrative expenses and trade receivable the consolidated level to manage the Company’s operations. The Company does not generate, analyze and evaluate any discrete financial information for individual verticals or sales markets as of the reporting date. The CODM does not evaluate operating performance using asset or liability information.
Geographic Information
The following table presents revenues by customer location for the years ended December 31, 2025, 2024, and 2023. The Company attributes customers to respective countries based upon location of the customer served.

	For the years ended December 31,
	2025	2024	2023
	(in thousands)
United States	$289,138	$277,741	$238,155
United Kingdom	45,193	25,264	31,880
Poland	14,005	6,048	1,860
Other	63,491	41,518	41,015
Total	$411,827	$350,571	$312,910
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of December 31,
	2025	2024
	(in thousands)
Poland	$5,672	$3,010
Serbia	2,375	2,350
Ukraine	2,174	2,067
United States	1,491	2,101
Armenia	1,364	981
Moldova	1,329	808
Other	3,261	2,701
Total	$17,666	$14,018
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

Subscription Payments
(in thousands)
2026	$979
2027	979
2028	979
2029	490
Total	$3,427
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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through March 5, 2026, the date these consolidated financial statements were issued.
Performance Stock Units
On February 7, 2026 the board of directors certified vesting of the second tranche of PSUs based on the 2025 results with the performance achievement at 206%. Approximately 1.1 million shares were released on February 10, 2026, with approximately 0.5 million shares net withheld to cover $3.5 million of tax obligations.
Acquisitions
On February 13, 2026, the Company entered into an amendment to the agreement related to its acquisition of Mobile Computing. The amendment settled the contingent consideration obligation for the initial performance period ended October 4, 2025, for a fixed cash payment of $1.8 million. Additionally, the amendment extended the earn-out measurement periods through December 31, 2026, and established new revenue and run-rate targets for the extended periods.

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
Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of fiscal 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Evaluation of disclosure controls and procedures
An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of December 31, 2025. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date.
Internal control over financial reporting
Our management, including the CEO and CFO, confirmed there were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements
On November 13, 2025, Yury Gryzlov, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 237,666 shares of our common stock, less shares forfeited for tax withholding. The trading arrangement was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Securities Exchange Act. Shares may be sold pursuant to the plan until March 3, 2027, or earlier if all sales under the plan were completed.

No other Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements were adopted or terminated by our directors or executive officers during the three months ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
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
Our insider trading policy also prohibits our employees, including officers, and directors from pledging or engaging in hedging or similar transactions in our securities, including but not limited to prepaid variable forwards, equity swaps, collars, exchange funds, puts, calls and short sales. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy incorporated by reference as an exhibit to this Annual Report on Form 10-K.
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
(b)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38685	3.1	March 9, 2020

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38685	3.1	February 27, 2026

4.1	Specimen Common Stock Certificate of the Registrant.	8-K	001-38685	4.1	March 9, 2020

4.2	Description of Securities.	10-K	001-38685	4.2	March 3, 2022

10.1+	Grid Dynamics International, Inc. 2018 Stock Plan and Forms of Agreement.	10-Q	001-38685	10.16	May 11, 2020

10.2+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan.	10-Q	001-38685	10.1	May 11, 2020

10.3+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Stock Option Agreement.	8-K	001-38685	10.2	March 9, 2020

10.4+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Unit Agreement.	8-K	001-38685	10.3	March 9, 2020

10.5+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Restricted Stock Agreement.	8-K	001-38685	10.4	March 9, 2020

10.6+	Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan - Form of Performance Share Award Agreement.	8-K	001-38685	10.5	March 9, 2020

10.7 +	Amendment #1 to the Grid Dynamics Holdings, Inc. 2020 Equity Incentive Plan.	8-K	001-38685	10.1	December 23, 2025

10.8+	Form of Director and Officer Indemnification Agreement.	8-K	001-38685	10.6	March 9, 2020

10.9+	Outside Director Compensation Policy.	8-K	001-38685	10.1	November 10, 2025

10.10.1+	Employment Agreement between the Registrant and Leonard Livschitz.	8-K	001-38685	10.8	March 9, 2020

10.10.2+	Amendments to Employment Agreement between the Registrant and Leonard Livschitz.	10-Q	001-38685	10.1	August 4, 2022

10.11+	Employment Agreement between the Registrant and Anil Doradla.	8-K	001-38685	10.9	March 9, 2020

10.12+	Executive Employment Agreement between the Registrant and Yury Gryzlov.	10-Q	001-38685	10.2	August 4, 2022

10.13	Form of Tax Indemnification Agreement of the Registrant.	8-K	001-38685	10.15	March 9, 2020

10.14	Amended and Restated Registration Rights Agreement, dated as of March 5, 2020, by and among the Company and certain security holders.	10-Q	001-38685	10.17	May 11, 2020

10.15	Stockholders’ Agreement, dated as of November 13, 2019, by and among the Company and certain security holders.	10-Q	001-38685	10.18	May 11, 2020

10.16	Credit Agreement, dated as of March 15, 2022, by and among Grid Dynamics Holdings, Inc., as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent for such lenders.	8-K	001-38685	10.1	March 17, 2022

10.17 +	Fourth Amendment to Credit Agreement, dated as of May 20, 2025, by and among Grid Dynamics Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	001-38685	10.1	May 21, 2025

19.1*	Insider Trading Policy	10-K	001-38685	19.1	February 27, 2025

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy	10-K	001-38685	97.1	February 29, 2024

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

GRID DYNAMICS HOLDINGS, INC.

Date: March 5, 2026	By:	/s/ Leonard Livschitz
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

Signature	Title	Date

/s/ Leonard Livschitz	Chief Executive Officer and Director	March 5, 2026
Leonard Livschitz	(Principal Executive Officer)

/s/ Anil Doradla	Chief Financial Officer	March 5, 2026
Anil Doradla	(Principal Financial and Accounting Officer)

/s/ Lloyd Carney	Chairman of the Board and Director	March 5, 2026
Lloyd Carney

/s/ Eric Benhamou	Director	March 5, 2026
Eric Benhamou

/s/ Marina Levinson	Director	March 5, 2026
Marina Levinson

/s/ Patrick Nicolet	Director	March 5, 2026
Patrick Nicolet

/s/ Michael Southworth	Director	March 5, 2026
Michael Southworth

/s/ Weihang Wang	Director	March 5, 2026
Weihang Wang

/s/ Yueou Wang	Director	March 5, 2026
Yueou Wang

/s/ Shuo Zhang	Director	March 5, 2026
Shuo Zhang