Form 10-K/A
period 2025-12-31
GRID DYNAMICS HOLDINGS, INC.
filed 2026-04-30
CIK 1743725

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $646.9 million based on the closing price of the registrant’s common stock on June 30, 2025 of $11.55 per share, as reported by the Nasdaq Capital Market. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 27, 2026, there were 85,353,771 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: GRANT THORNTON LLP Auditor Location: San Francisco, California Auditor Firm ID: 248

Explanatory Note

Reasons for Filing this Amendment

On March 5, 2026, Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Original Filing for the purposes of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

General

Our business is managed under the direction of our board of directors (the “Board” or “board of directors”), which is currently comprised of nine members. Six of our nine directors are independent within the meaning of the independent director requirements of the Nasdaq Stock Market LLC (“Nasdaq”). Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

There are currently three directors in Class I, three directors in Class II and three directors in Class III. The term of office of our Class I directors, Leonard Livschitz, Marina Levinson and Shuo Zhang, will expire at this year’s annual meeting of stockholders. The term of office of our Class II directors, Lloyd Carney, Michael Southworth and Yueou Wang, will expire at the 2027 annual meeting of stockholders. The term of office of our Class III directors, Eric Benhamou, Patrick Nicolet and Weihang Wang, will expire at the 2028 annual meeting of stockholders.

Information regarding our directors, including their age as of February 27, 2026, is set forth below.

Name	Class	Age	Position	Director Since
Directors
Leonard Livschitz	I	59	Chief Executive Officer and Director	2006
Marina Levinson (1)	I	67	Director	2020
Shuo Zhang (1)	I	60	Director	2017
Lloyd Carney (2)(3)	II	64	Director and Chairman	2018
Michael Southworth (1)	II	53	Director	2020
Yueou Wang	II	51	Director	2017
Eric Benhamou (1)(2)(3)	III	70	Director	2015
Patrick Nicolet	III	67	Director	2022
Weihang Wang	III	59	Director	2017

(1)Member of our audit committee.

(2)Member of our compensation committee.

(3)	Member of our nominating and corporate governance committee.

Class I Directors (Terms Expire in 2026)

Leonard Livschitz.    Mr. Livschitz has served as a director of Grid Dynamics’ board of directors since 2006 and as Chief Executive Officer of Grid Dynamics since 2014. Prior to joining Grid Dynamics as Chief Executive Officer, Mr. Livschitz co-founded the LED solutions company Luxera, serving as director from 2010 to 2014 and as President and Chief Executive Officer from 2010 to 2014. Prior to that, he served as Vice President of Sales and Marketing for Ledengin. Mr. Livschitz has over 30 years of experience in the high tech industry. He has held executive and management roles in sales, marketing, business development, and research and development with Philips Lumileds Lighting, Ledengin, Visteon Lighting and Ford Motor Company. Mr. Livschitz holds a Masters of Science degree in Systems and Control Engineering from Case Western Reserve University and a Masters of Science in Mechanical Engineering from Kharkov State Polytechnic University, Ukraine.

We believe Mr. Livschitz’s extensive entrepreneurial and executive experience in and knowledge of the high tech industry, including in technologies, applications, and trends in Artificial Intelligence (AI), Cloud Computing, Digital Commerce, Solid-State Lighting, Smart Home solutions, and the Internet of Things (IoT), as well as his experience with executive and management roles and responsibilities at Grid Dynamics, provide him with the necessary skills to serve as a member of the board of directors.

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

Shuo Zhang.   Ms. Zhang has served as a non-employee director of Grid Dynamics’ board of directors since 2017. Ms. Zhang currently serves on the boards of directors at several public and private companies, including S.O.I.TEC Silicon on Insulator Technologies SA, Telink Semiconductor and PDF Solutions. She is also actively involved with private venture capital firms in the Silicon Valley and currently serves as a China Advisory Partner for Benhamou Global Ventures (“BGV”). From December 2007 to September 2015, Ms. Zhang served in various senior management capacities at Cypress Semiconductor, including corporate development, general management and worldwide mobile sales. Prior to Cypress, Ms. Zhang served in many different product, marketing and sales management roles in Silicon Light Machines, Agilent Technologies, Altera Corporation, and LSI Corporation. Ms. Zhang holds a Bachelor’s Degree in electrical engineering from Zhejiang University and a Master of Science in material science and mechanics from Penn State University.

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

Class III Directors (Terms Expire in 2028)

Eric Benhamou. Mr. Benhamou, a director since inception, co-founded Bridge Communications, a specialist in computer network technologies in 1981. Bridge Communications later merged with 3Com Corporation, a networking equipment vendor, in 1987. Thereafter, he became Chief Executive Officer of 3Com, serving there from 1990 to 2000, and as chairman until 2010. As 3Com’s Chief Executive Officer, he led the company in acquiring US Robotics, the owner of Palm, Inc. the maker of the groundbreaking Palm Pilot. Palm, Inc. was thereafter spun off in 2000, and Mr. Benhamou served as its Chief Executive Officer until 2003. In 2003, Mr. Benhamou founded BGV, a venture capital firm focused on technology companies, specializing in cloud software, artificial intelligence cyber security, and mobile applications. Mr. Benhamou was a member of the board of directors of Silicon Valley Bank from 2004 until October 2024. He was a member of the board of directors of Finjan Holdings, a cybersecurity firm, from 2013 until July 2020. He served on the board of Cypress Semiconductor as chairman for over a decade, until 2017. He served as a member of the board of directors of Enterprise 4.0 Technology Acquisition Corp, a special purpose acquisition company, from May 2021 until September 2023. He also serves on the board of several privately held technology companies, including Evinced, an AI-powered digital accessibility company, Virtana (formerly Virtual Instruments), an IT infrastructure performance management platform, 6dbytes, a food robotics company, Source Defense, a cybersecurity company, Totango Ltd., an AI software company, and Covu, an InsureTech AI company. He holds an M.S. from Stanford University’s School of Engineering and a Diplôme d’Ingénieur and a Doctorate from Ecole Nationale Supérieure d’Arts et Métiers, Paris. Mr. Benhamou taught entrepreneurship in various business schools around the world for over 10 years, principally at INSEAD, Stanford University and IDC’s Herzliya’s Arison School of Business, where he was a visiting professor. He also served on the Advisory Board of Stanford’s School of Engineering and the Board of Governors of Ben Gurion University of the Negev in Israel.

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

Executive Officers

The following table sets forth certain information about our executive officers and their respective ages as of February 27, 2026. Officers are elected by the board of directors to hold office until their successors are elected and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Leonard Livschitz	59	Chief Executive Officer and Director
Anil Doradla	56	Chief Financial Officer
Yury Gryzlov	43	Chief Operating Officer and Chief Executive Officer of Grid Dynamics Europe

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

Board and Stockholder Meetings and Committees

During the fiscal year ended December 31, 2025, Grid Dynamics’ board of directors held four meetings (including regularly scheduled and special meetings), and each director attended 100% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she served as a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

We encourage, but do not require, our directors to attend our annual meeting of stockholders. Seven of our directors who served at the time of the 2025 annual meeting of stockholders attended such meeting.

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

Each of the members of our audit committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Ms. Zhang is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). The audit committee held four meetings in 2025.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing, approving and determining the compensation of our executive officers and key employees (other than the CEO);
●	reviewing and recommending for approval to the Board the compensation of our CEO;
●	reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the board of directors or any committee thereof;
●	administering our equity compensation plans;
●	reviewing, approving and making recommendations to our board of directors regarding incentive compensation and equity compensation plans; and
●	establishing and reviewing general policies relating to compensation and benefits of our employees.

Each of the members of our compensation committee meets the requirements for independence under the listing standards of Nasdaq and the applicable rules and regulations of the SEC. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The compensation committee held four meetings in 2025.

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

Each of the members of our nominating and corporate governance committee meets the requirements for independence under the listing standards of Nasdaq. The nominating and corporate governance committee held two meetings in 2025.

Compensation Committee Interlocks and Insider Participation

In 2025, Mr. Benhamou and Mr. Carney served as members of our compensation committee. None of the members of our compensation committee is or has been an officer or employee of Grid Dynamics. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or board of directors.

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

The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the compensation committee’s process for making pay decisions, as well as its rationale for specific decisions related to the year ended December 31, 2025.

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

2025 Business Highlights

In 2025, Grid Dynamics advanced its strategy to scale enterprise AI and digital transformation work by deepening strategic customer relationships, expanding higher-value engagements, and leveraging its global delivery model. The year unfolded amid macroeconomic uncertainty, including inflationary pressures, market volatility, and a higher interest rate environment that can increase budget pressure and elongate decision cycles, resulting in delayed or slower digital transformation initiatives. Against that backdrop, Grid Dynamics delivered record full-year revenues, reflecting strong execution and sustained demand across core verticals.

●	Revenue — Total revenues were $411.8 million, an increase of 17.5% year-over-year. Growth was supported by continued expansion across key verticals, including meaningful contributions from Finance (up 66.9% year-over-year to $100.4 million), while Retail remained the largest vertical, reflecting sustained relevance of Grid Dynamics’ offerings across customer demand cycles.
●	GAAP Net Income — GAAP net income attributable to common stockholders was $9.7 million (or $0.11 per diluted share), compared to $4.0 million (or $0.05 per diluted share) in 2024. The year-over-year improvement reflected the operating leverage that comes with scaling revenue while maintaining disciplined execution.
●	Non-GAAP EBITDA — Non-GAAP EBITDA (earnings before interest, taxes, depreciation, amortization, other income, net, fair value adjustments, stock-based compensation, and transaction and transformation-related costs as well as geographic reorganization expenses), a non-GAAP metric, was $53.8 million, compared with $52.5 million in 2024. This performance reflected continued investment to support growth while sustaining profitability and demonstrating the resilience of the model as the business scaled.
●	Customers — We continued to prioritize deeper, higher-value engagements with strategic customers in 2025. AI revenue exceeded $90 million in 2025 (representing 30% year-over-year growth), underscoring momentum in AI-led programs and reinforcing Grid Dynamics’ position as a partner for customers pursuing enterprise-scale AI adoption.
●	Continuing to Scale — We continued to invest in our global delivery platform to support customer demand, ending 2025 with 4,961 employees. We generated $40.6 million in operating cash flow and ended the year with $342.1 million in cash and cash equivalents, providing substantial flexibility to fund growth initiatives and maintain strategic optionality.

2025 Say-on-Pay and Stockholder Engagement

At our 2025 Annual Meeting, stockholders voted on the compensation of our named executive officers for fiscal year 2024. The Company received approximately 57% support for its Say-on-Pay proposal. While this level of support was lower than in prior years, the compensation committee believes the Company’s executive compensation program remains fundamentally sound, performance-oriented, and aligned with long-term stockholder value creation. Importantly, this outcome followed a year in which stockholders had expressed strong support for the Company’s compensation program, with 98% of votes cast in favor of Say-on-Pay at the 2024 Annual Meeting. The compensation committee did not make fundamental changes to the program design for 2025, as it believes the program’s core structure, performance orientation, and governance framework remain appropriate. However, as further described below, we have enhanced certain disclosures and made certain changes in response to stockholder feedback.

We take investor considerations seriously and actively engage with stockholders in the United States and internationally to gather ongoing perspectives on executive compensation, Company performance, governance practices, and long-term strategy. Throughout the year, we engaged with stockholders representing approximately 40% of our outstanding shares (excluding shares held by directors, executive officers and affiliated entities), including many of our largest institutional investors. Members of senior management, and, in certain cases, the chair of the Board and/or compensation committee, participated directly in these discussions, reflecting the importance the Board places on stockholder feedback.

These efforts confirmed that the 2025 Say-on-Pay outcome was driven primarily by two areas of stockholder concern, each of which has been carefully evaluated and addressed.

What We Heard	What We Did

Certain stockholders expressed concern regarding the presence of a legacy provision permitting the repricing or exchange of equity awards without stockholder approval, despite the fact that it had never been used.

The compensation committee approved an amendment to the 2020 Equity Incentive Plan (the “2020 Plan”) to eliminate the ability to reprice or exchange awards without stockholder approval, aligning the 2020 Plan with prevailing governance standards and directly addressing stockholder feedback.

Stockholders noted that limited disclosure of performance goals and outcomes for PSU awards reduced transparency into how long-term incentive payouts are determined.

We have enhanced this CD&A narrative to include disclosure of performance levels for PSU awards for the completed performance period, as well as actual performance and resulting payout outcomes, providing clearer visibility into the rigor of goals and alignment with stockholder value creation.

The compensation committee believes these actions reflect a thoughtful and responsive approach, while preserving the core elements of a compensation program designed to support the Company’s strategy and long-term stockholder value creation. This includes maintaining a disciplined, performance-based approach to equity compensation, with award timing and sizing aligned to Company performance and strategic execution. As part of this approach, no equity awards were granted to either the CEO or CFO in 2025, consistent with the compensation committee’s practice of not making routine or automatic grants. At the same time, strong governance and stockholder alignment continue to underpin the program, including an independent compensation committee advised by an external consultant and the continued application of best-practice policies such as a double-trigger change-in-control provision, a comprehensive clawback policy prohibitions on hedging and pledging Company stock, and stock ownership guidelines for directors.

The compensation committee remains committed to ongoing engagement, continued transparency, and strong alignment with stockholder interests.

2025 Compensation Highlights

Our compensation committee and the Board believe that executive compensation should be linked to our overall financial performance, strategic success and stockholder returns. As such, our executive compensation program is designed to attract highly qualified individuals, retain those individuals in a competitive marketplace for executive talent and motivate performance. We seek to align individual performance with long-term strategic business objectives and stockholder interests in a manner consistent with safe and sound business practices and sustainable financial performance. We believe our executive compensation program as developed and implemented, and as presented in this CD&A, achieves these objectives and is appropriate for a company in our industry and at our stage of growth.

Our executive compensation program has three primary elements: base salary, incentives in the form of annual cash bonuses, paid quarterly, under our Corporate Bonus Plan, and long-term equity incentives in the form of PSUs and RSUs. Each of these compensation elements serves a specific purpose in our compensation strategy. Base salary is an essential component of any market-competitive compensation program. Incentives in the form of annual cash bonuses, paid quarterly, under our Corporate Bonus Plan, reward the achievement of short-term goals, while long-term equity incentives drive our NEOs to focus on long-term sustainable stockholder value creation.

Based on our performance and consistent with the design of our program, our compensation committee and Board made the following executive compensation decisions for 2025:

Compensation Element	Highlights
Base Salary

In 2025, none of the NEOs received base salary increases, except for Mr. Gryzlov. The compensation committee approved Mr. Gryzlov’s base salary increase to better align his base salary with the market.

Cash Incentives

Our NEOs are eligible to receive payments under our Corporate Bonus Plan, which provides that eligible participants, including the NEOs, earn annual cash bonuses, paid quarterly, based on achievement of our financial performance objectives. Performance targets are established based on a combination of pre-determined goals, which included equally weighted revenue and non-GAAP EBITDA targets for 2025. The Company exceeded these performance targets in two quarters during 2025, achieving 83%, 88%, 105% and 111% of the quarterly performance targets for each of the three months ended March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, respectively. Accordingly, in two of the four quarters of 2025, our NEOs received quarterly cash incentive payments that surpassed their target bonus opportunities under our Corporate Bonus Plan.

Long-Term Equity Incentives

Mr. Livschitz, our CEO, and Mr. Doradla, our CFO, did not receive long-term equity incentive awards in 2025.

However, for 2025, the compensation committee granted a long-term equity incentive award to Mr. Gryzlov, structured with a mix of approximately 52% PSUs and 48% RSUs to align Mr. Gryzlov’s target long-term incentive opportunity with market practice for similarly situated executives, while reinforcing a pay-for-performance orientation and supporting retention during a critical period of execution.. The PSUs vest in two tranches, aligned with the performance objectives of the 2024 PSU award, with each tranche vesting on each of the first two anniversaries of the grant date. The RSUs vest over a three-year service period, with one-third vesting on the first anniversary of the grant date, and the remaining RSUs vesting in equal quarterly installments of one-eighth thereafter.

In February 2026, the compensation committee and Board certified the achievement of the 2025 performance goals for year-over-year revenue growth and contribution margin for the second year of the 2024 PSU grant. This performance resulted in the vesting of 187.4% of the target number of PSUs for the second year of the three-year performance period (one-third of the award). Additionally, the rTSR and rCAGR modifiers were assessed at approximately the 27thand 79th percentiles. This resulted in a -10% rTSR modifier and a +20% rCAGR modifier, resulting in a +10% upward adjustment to the vesting PSUs, and resulted in earned PSUs of 206% of target.

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

Best Compensation Practices & Policies

We also believe the following practices and policies within our program promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do		What We Don’t Do
✓	Emphasize variable pay over fixed pay—the majority (97%) of the CEO’s target compensation is “at-risk” and directly tied to our financial results and stock performance	✘	No tax gross ups other than for qualified relocation expenses
✓	Maintain anti-hedging and anti-pledging policies	✘	No option or stock appreciation rights granted below fair market value
✓	Provide for “double-trigger” equity award vesting and severance benefits upon a change in control	✘	No supplemental executive retirement plans except in jurisdictions where statutorily required
✓	Use an independent compensation consultant	✘	No significant perquisites
✓	Responsible use of equity awards under our long-term incentive program	✘	No timing the release of material non-public information for purposes of affecting the value of long-term equity incentives
✓	Pay for performance philosophy and culture
✓	Maintain a compensation recovery (clawback) policy
✓	Include stock ownership guidelines that require directors to hold three times their annual cash retainer

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

The Role of Peer Group Companies. Our compensation committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies. The compensation committee regularly reviews the Company’s peer group to ensure it reflects organizations that are most relevant for benchmarking executive compensation. For the purposes of setting 2025 compensation levels, the compensation committee assessed potential comparators to evaluate the degree to which the current peer companies have kept pace with our growth and evolution. The compensation committee also took into consideration the broader marketplace to identify appropriate and relevant additions and removals from the current peer companies. New companies were added to the peer group to maintain relevance and ensure alignment with our size, industry, and competitive landscape, while several companies were removed due to acquisition or significant changes in their business status or market capitalization:

Additions	Removals
A10 Networks Inc.	American Software, Inc.
OneSpan Inc.	eGain Corporation
SentinelOne Inc.	Model N, Inc.
SolarWinds Corporation

In conjunction with the recommendation of Pearl Meyer, the compensation committee took into account publicly available data for the peer companies (the “2025 Compensation Peer Group”) listed below along with industry specific survey data, where appropriate. Selection criteria for determining and reviewing the 2025 Compensation Peer Group, used to establish the competitive market for the NEOs, generally include:

●	Industry: IT consulting and services, systems software and applications software companies.
●	Size: Companies with revenues ranging from $100 million to $1 billion and market capitalization between $100 million and $10 billion.

The 2025 Compensation Peer Group is listed below. Grid Dynamics is positioned at the 33rd percentile in revenue and the 32nd percentile in market capitalization as of June 2025.

Peer Companies
A10 Networks	N-able, Inc.	Peer Data As of June 2025
Agilysys, Inc.	OneSpan Inc.	($ in millions)
BlackLine, Inc.	PagerDuty, Inc.	Percentile	Revenue	Market Cap
Endava plc	Progress Software Corporation	25th	$302	$898
Fastly, Inc.	PROS Holdings, Inc.
The Hackett Group, Inc.	Qualys, Inc.	Median	$515	$1,474
Information Services Group, Inc.	Rapid7, Inc.
JFrog Ltd.	SentinelOne Inc.	75th	$752	$3,552
LiveRamp Holdings, Inc.	TechTarget, Inc.
	Varonis Systems, Inc.	Grid Dynamics	$371	$1,059
	Workiva Inc	% Rank	33	32

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

Our compensation committee takes into account factors such as competitive market data as well as individual performance, experience, tenure, internal equity, individual roles and responsibilities and employee potential. For 2025, none of the NEOs received salary increases, except for Mr. Gryzlov. The compensation committee approved Mr. Gryzlov’s increase to better align his base salary with the market. The NEOs’ salaries for 2024 and 2025 were as follows:

Name	2024	2025	% Adjustment
Leonard Livschitz	$800,000	$800,000	0%
Anil Doradla	$350,000	$350,000	0%
Yury Gryzlov(1)	$442,840	$525,573	6.25%
(1)

For 2025, Mr. Gryzlov’s base salary was increased to 425,000 Swiss francs, effective April 1, 2025. In the table above, Mr. Gryzlov’s 2024 base salary has been converted into U.S. dollars at the exchange rate of 1.1071 U.S. dollars per Swiss franc on December 31, 2024, and for 2025, his base salary has been converted into U.S. dollars at the exchange rate of 1.2551 U.S. dollars per Swiss franc on December 31, 2025.

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

Bonus amounts earned are paid following the end of each calendar quarter based on the achievement of our financial performance objectives. The target bonus opportunities are expressed as a percentage of annual base salary and were established by the NEO’s level of responsibility and their ability to impact overall results. Target award opportunities for 2025 were as follows:

		Bonus Target
Name	2025 Base Salary	(% of Base Salary)	Bonus at Target
Leonard Livschitz	$800,000	100%	$800,000
Anil Doradla	$350,000	50%	$175,000
Yury Gryzlov(1)	$525,573	50%	$262,787
(1)

Mr. Gryzlov’s base salary of 418,750 Swiss francs and bonus at target of 209,375 Swiss francs have been converted into U.S. dollars at the exchange rate of 1.2551 U.S. dollars per Swiss franc on December 31, 2025.

2025 Financial Performance Metrics, Weightings and Results.

For purposes of the Corporate Bonus Plan in 2025, the compensation committee considered two corporate performance measures, which are weighted equally: quarterly revenue and non-GAAP EBITDA. The compensation committee believed this mix of performance measures was appropriate for our business given the continued criticality of Company growth in 2025, which the compensation committee believes most directly influences long-term stockholder value. At the same time, the compensation committee established target performance levels for these measures that the compensation committee believed to be challenging, but attainable, through the successful execution of our annual operating plan. Revenue growth targets were aligned with industry expectations, with annual target revenue set at a higher level than 2024 actual results. The following table shows, by quarter in 2025, our actual achievement of quarterly revenue and non-GAAP EBITDA, the resulting combined achievement percentage and the resulting quarterly cash bonus payments for each NEO.

	Actual Achievement of
	Corporate Performance Measures			Actual Payout to NEOs
		Non-GAAP
		EBITDA(1)	Total
		(as a	Achievement
	Revenue	percentage of	Relative to	Leonard	Anil	Yury
	(in millions)	revenue)	Target	Livschitz	Doradla	Gryzlov(2)
Three months ended March 31, 2025	$100.4	12.6%	83%	$166,000	$36,313	$46,952
Three months ended June 30, 2025	$101.1	12.1%	88%	$176,000	$38,500	$61,045
Three months ended September 30, 2025	$104.2	12.6%	105%	$210,000	$45,938	$72,464
Three months ended December 31, 2025	$106.2	13.1%	111%	$222,000	$48,563	$76,907
Total				$774,000	$169,314	$257,368
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

(2)

The actual payment of Mr. Gryzlov’s bonus was 208,697 Swiss francs, converted in the table above into U.S. dollars reflecting a blended exchange rate of approximately 1.2332 U.S. dollars per Swiss franc for 2025 based on the average of the exchange rates on the last day of each calendar quarter of 2025.

Long-Term Equity Incentives

A significant portion of our NEOs’ annual compensation is provided in the form of long-term equity incentives that emphasize long-term stockholder value creation and the retention of a strong executive leadership team. Long-term equity incentives are intended to align the interests of award recipients with those of stockholders since the value of the award is driven by the value of our stock price.

2025 Target Long-Term Equity Incentive Award Grants

Mr. Livschitz, our CEO, and Mr. Doradla, our CFO, did not receive long-term equity incentive awards in 2025. The compensation committee’s decision not to grant long-term equity awards to the CEO and CFO in 2025 reflects a disciplined, multi-year approach to equity grant timing and sizing.

•

For the CEO, equity grant timing is purposeful and rooted in performance discipline. Long-term incentive awards have been sized and timed to reflect business performance, strategic milestones, and leadership continuity — including larger grants in 2022 and 2024, a smaller grant in 2023, and no grant in 2025. Rather than delivering equity on a fixed annual cadence, the compensation committee evaluates award timing and magnitude over a multi-year horizon to align realizable pay with sustained Company performance and evolving strategic priorities. When viewed over the 2022–2025 period, the CEO’s average annualized grant value remains within the competitive range of companies of similar size and complexity.

•

For the CFO, the compensation committee similarly considered the multi-year value of the CFO’s prior equity awards, including the 2024 grant, in determining that a 2025 award was not necessary to maintain competitive positioning, as it continues to provide meaningful retentive value and performance alignment over its vesting period. The compensation committee will continue to assess future equity grant timing and size based on role scope, individual performance, and market positioning, consistent with this multi-year approach.

For 2025, the compensation committee reviewed outstanding awards and market position and approved a long-term equity incentive award to Mr. Gryzlov. The award was structured with a mix of approximately 52% PSUs and 48% RSUs to align his target long-term incentive opportunity with market practice for similarly situated executives, while reinforcing a pay-for-performance orientation and supporting retention during a critical period of execution. The table below shows the values for Mr. Gryzlov’s 2025 long-term equity incentive award:

	2025 Equity Award
	RSUs		PSUs
Name	Shares at Target (#)	$ Value(1)	Shares at Target (#)	$ Value(2)
Yury Gryzlov	30,000	675,600	32,000	836,480
(1)	Award amounts for the RSUs were determined based on the closing price of our common stock on February 14, 2025, which was $22.52.
(2)	The amounts in this column represent the aggregate grant date fair value of PSUs granted to the NEO in 2025 computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in the notes to our audited consolidated financial statements for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the PSUs or the sale of the common stock underlying such awards.

Like the 2024 PSU grant (see “2024 PSU Awards (Ongoing Vesting)” below), the PSUs granted to Mr. Gryzlov in 2025 measure year-over-year revenue growth and contribution margin performance over a specified performance period. However, the PSUs granted to Mr. Gryzlov in 2025 are eligible to vest over the two remaining tranches under the 2024 PSU program, in amounts ranging from 0% to 200% of target based on actual results. PSUs that vest based on actual results (up to 200% of target) are subject to further adjustment up or down based on rTSR and rCAGR performance, each measured against the Russell 2000 index. The total PSUs earned are subject to adjustment based on two- and three-year rTSR and rCAGR performance, each measured from January 1, 2024 through the last day of the applicable performance period.

The RSUs vest over a three-year service period, with one-third vesting on the first anniversary of the grant date, and the remaining RSUs vesting in equal quarterly installments of one-eighth thereafter.

2024 PSU Awards (Ongoing Vesting)

As described in last year’s proxy statement, the 2024 PSU program is designed to reward sustainable growth and profitability while aligning long-term incentives with stockholder interests. The design emphasizes both annual performance accountability and multi-year value creation, with one-third of the award earned each year based on performance and subject to relative performance modifiers over time.

PSUs are earned based on two equally weighted financial metrics: 50% year-over-year revenue growth, and 50% contribution margin, ensuring a balanced focus on top-line expansion and operational efficiency. For the 2024–2026 performance period, the compensation committee established targets that are more rigorous than those established in prior years, reflecting the Company’s increased scale and complexity. These goals require sustained double-digit revenue growth and disciplined margin performance, reinforcing the Company’s commitment to profitable growth and long-term value creation.

To further reinforce long-term value creation, PSUs are also subject to adjustments based on rTSR and rCAGR, both measured against the Russell 2000 index. As shown below, these adjustments are assessed at the one-, two-, and three-year marks within the performance period, ensuring that compensation outcomes reflect sustained performance and competitive standing over time.

We measure performance annually because we operate in a business environment in which forecasting multi-year performance is extremely difficult. This approach allows us to maintain a clear focus on our critical, shorter-term growth objectives while still driving accountability for executing on our long-term vision of sustainable growth and value creation. In addition, using multi-year vesting requirements and linking our NEOs’ compensation to Company stock strongly aligns management’s long-term interests with those of our stockholders.

PSUs Earned in 2025

In response to stockholder feedback regarding the transparency of performance goals and outcomes for PSU awards, we have enhanced our disclosure to provide greater visibility into the performance goals established by the compensation committee and the Company’s actual performance against those goals.

In February 2026, the compensation committee and Board certified performance for the second performance year (2025) of the 2024 PSU awards. As described above, PSU payouts are based on two equally weighted metrics—year-over-year revenue growth and contribution margin—with payouts ranging from 0% to 200% of target (maximum) based on pre-established performance ranges. Payouts for performance between stated levels are determined using linear interpolation. To provide greater clarity into how performance translates into payout outcomes, the Company has included disclosure of the performance levels, along with actual results for the year.

Revenue (Year-over-Year Growth). Revenue targets were established to require sustained double-digit growth, with maximum payout capped at 200% of target, corresponding to 20% year-over-year growth. For 2025, the Company achieved revenue of $411.8 million, resulting in a payout of 175% of target, determined based on performance using linear interpolation.

Revenue Growth Performance Range		Payout (% of Target)
Below Minimum		0%
Minimum Revenue Growth Threshold	-5%	50%
	5%	75%
	10%	100%
	15%	150%
	20% or greater	200%

Contribution Margin. Contribution margin targets were designed to emphasize profitability and operational discipline, with maximum payout capped at 200% of target. For 2025, the Company achieved a contribution margin of 34.8%, which exceeded the maximum performance level and resulted in a payout of 200% of target, reflecting the maximum payouts under the program.

Contribution Performance Range		Payout (% of Target)
Below Minimum		0%
Minimum Margin Threshold	14%	50%
	18%	75%
	23%	100%
	28%	150%
	32% or greater	200%

Payout Results. Taken together, these results reflected strong financial performance and resulted in a weighted pre-modifier payout of 187.4% of target. To further align payouts with stockholder outcomes, this initial result is subject to adjustment based on the Company’s relative performance versus peers. Accordingly, relative performance modifiers were applied based on performance against the Russell 2000 index, as summarized below:

	GDYN
Metric	Performance	Rank	Percentile	Modifier
rTSR	-28.17%	1,256 of 1,731	27th percentile	-10%
rCAGR	13.90%	351 of 1,630	79th percentile	+20%
Net Impact				+10%

After applying the performance modifier above, 2024 PSUs for the second performance year were earned at approximately 206% of target.

	Target Number of Shares	Total Vested Number of
Name	(#)	Shares (#)
Leonard Livschitz	320,000	658,240
Anil Doradla	24,000	49,368
Yury Gryzlov	48,000	98,736

Timing of Long-Term Equity Incentive Awards. When the compensation committee determines to make any grants of long-term equity incentive awards, they are granted on a quarterly basis at the time of the compensation committee’s regularly scheduled quarterly meetings. We do not currently grant awards of stock options, stock appreciation rights, or similar option-like equity awards. Accordingly, we do not have a specific policy or practice on the timing of grants of such awards in relation to the disclosure of material nonpublic information by us, which would require disclosure under Item 402(x) of Regulation S-K. In the event we determine to grant new long-term equity incentive awards of stock options or similar equity awards in the future, our compensation committee will evaluate the appropriate steps to take in relation to the foregoing. We have not timed the release of material nonpublic information for purposes of affecting the value of executive compensation.

Other Practices, Policies and Guidelines

Stock Trading Practices, Anti-Hedging & Anti-Pledging Policies

Our executive officers are subject to our insider trading policy, which applies to their transactions involving any securities of Grid Dynamics. Except under limited circumstances, persons subject to the policy may not engage in any transaction involving our securities while aware of material nonpublic information relating to the Company. The insider trading policy also implements quarterly trading blackout periods and allows for special blackout periods to limit the likelihood of trading at times with significant risk of insider trading exposure. In addition, all of our employees are prohibited from engaging in any transaction involving our securities without first obtaining pre-clearance from our compliance officer.

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

Stock Ownership Guidelines

In January 2025, the Board adopted stock ownership guidelines to align directors’ interests with those of stockholders. Each non-employee director is required to hold Company equity with a value equal to at least three times the annual cash retainer for Board service (excluding additional retainers for leadership or committee roles). Directors are expected to meet this requirement within five years of the later of January 1, 2025, or their initial election to the Board.

Ownership levels include shares and restricted stock units (vested and unvested) beneficially owned by the director or their immediate family, as well as shares held in certain affiliated entities; performance-based awards are counted when earned, while stock options are excluded. Compliance is assessed annually based on the 20-day average stock price at fiscal year-end. The compensation committee oversees the guidelines, monitors compliance, and may approve exceptions in cases of financial hardship.

Compensation Recovery Policy

In November 2023, the Company adopted a compensation recovery policy pursuant to which we may seek the recovery of cash performance-based incentive compensation paid by us, as well as performance-based equity awards, including the PSUs, in accordance with the compensation recovery rules established by The Nasdaq Stock Market pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The compensation recovery policy applies to each individual who is or was ever designated as an “officer” by the Board in accordance with Rule 16a-1(f) promulgated under the Exchange Act.

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

Severance and Change in Control Benefits

Effective upon consummation of our business combination in March 2020 (the “Business Combination”), we entered into employment agreements with certain of our officers, including our current NEOs (as amended, the “Employment Agreements”). Each Employment Agreement generally provides, with respect to each officer, the following terms: (i) at-will employment, (ii) the annual base salary, (iii) eligibility to receive annual incentive bonuses at our discretion and related targeted payments, (iv) initial grant of equity awards by the Company and eligibility to be granted future equity awards by the Company in the discretion of its board of directors, (v) an initial term for the agreement of four years with successive one-year renewal terms unless either party provides timely notice of non-renewal, (vi) severance payments upon a termination without cause (excluding death or disability) or resignation for “good reason” (as defined in the agreement) and (vii) eligibility for enhanced “double-trigger” severance upon such terminations that occur within the three-month period prior to or the 12 month period following a “change in control” (as defined in the Employment Agreements). Severance payments are generally comprised of: (i) a lump-sum payment equal to 24 months of base salary for Mr. Livschitz, 12 months of base salary for Mr. Doradla, and 12-months of base salary for Mr. Gryzlov, (ii) a lump-sum payment equal to 100% with respect to Mr. Livschitz, 50% with respect to Mr. Doradla, or 50% with respect to Mr. Gryzlov, of the current annual maximum bonus target amount, (iii) reimbursement for the monthly premiums for COBRA continuation coverage (or its equivalent) for a period of 24 months for Mr. Livschitz, 12 months for Mr. Doradla, and 12 months for Mr. Gryzlov, and (iv) for severance unrelated to a change in control, one year of accelerated vesting of outstanding unvested equity awards on the termination date.

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

Compensation Risk Assessment

It is our belief that a majority of an executive’s total compensation should be variable “at risk” compensation, meaning it is tied to our financial performance. However, because performance-based incentives play a large role in our compensation program, we strive to ensure that incentives do not result in actions that may conflict with the long-term best interests of the Company and our stockholders. Therefore, our compensation committee evaluated all of our plans and policies (applicable to executives and employees below the executive level) in April 2026 for attributes that could cause excessive risk-taking. We concluded that our programs and policies do not encourage excessive risk-taking because: (a) the salary component of our program is a fixed amount; (b) the majority of the average compensation paid to our executive officers is delivered in the form of equity ownership, which aligns the interests of our executives with those of our stockholders; and (c) the Corporate Bonus Plan and long-term equity incentives are designed with risk-mitigating characteristics such as (i) maximum award payouts based on the attainment of various and continually evolving financial objectives, which diversify risks associated with a single indicator of performance, (ii) our equity-based incentives encourage a longer-term focus through multi-year vesting periods, (iii) our risk-mitigating policies in place such as insider trading and hedging prohibitions, and (iv) review and approval of final awards and quarterly updates by our compensation committee and our Board.

Compensation Committee Report

The compensation committee of the board of directors, which is composed solely of independent members of the board of directors, assists the board in fulfilling its responsibilities regarding compensation matters and, pursuant to its charter, is responsible for determining the compensation of our executive officers. The compensation committee has reviewed and discussed the CD&A included in this Annual Report with management. Based on this review and discussion, the compensation committee has recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2025.

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

Non-Employee Director Compensation

Our board of directors has adopted an Outside Director Compensation Policy, as amended (the “Policy”), pursuant to which: (i) each outside director will be paid an annual cash retainer of $40,000, an initial grant of restricted stock units with a grant date fair market value of $75,000, and an annual grant of restricted stock units with a grant date fair market value of $75,000, (ii) the non-executive chairperson of the board will be paid an additional annual cash fee of $20,000 and granted an additional grant of restricted stock units with a grant date fair market value of $30,000, (iii) the lead outside director will be paid an additional annual cash fee of $20,000 and granted an additional grant of restricted stock units with a grant date fair market value of $30,000, (iv) the chair of the audit, compensation and nominating and corporate governance committees will be paid an additional annual cash fee of $20,000, $15,000 and $15,000, respectively, and (v) members of the audit, compensation and nominating and corporate governance committees that are not serving as the chair of such committee, will be paid of an additional annual cash fee of $15,000, $10,000 and $10,000, respectively.

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

Our board of directors further updated the Policy in 2025 to permit non-employee directors to receive their board and committee service compensation in the form of equity (restricted stock units), unless a non-employee director elects to receive such compensation in cash by providing timely written notice to the Company’s Secretary.

Notwithstanding the foregoing, no outside director may be paid, issued or granted, in any fiscal year of the Company, cash compensation and equity awards with an aggregate value greater than $600,000.

The table below shows the total compensation earned by our non-employee directors for the fiscal year ended December 31, 2025.

	Fees Earned
	or Paid in	Stock
	Cash	Awards	Total
Name	($)	($)(1)	($)
Shuo Zhang	55,000	159,997.20	214,997.20
Marina Levinson	55,000	159,997.20	214,997.20
Lloyd Carney	85,000	259,992.00	344,992.00
Yueou Wang	40,000	114,990.80	154,990.80
Michael Southworth	60,000	174,993.20	234,993.20
Eric Benhamou	80,000	254,987.20	334,987.20
Weihang Wang	40,000	114,990.80	154,990.80
Patrick Nicolet	40,000	114,990.80	154,990.80
(1)	The amounts in this column represent the aggregate grant date fair value of RSU awards granted to the director in the fiscal year computed in accordance with FASB ASC Topic 718. For a discussion of our assumptions in determining the grant date fair value of our equity awards see the notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2025 included in the Original Filing.

Summary Compensation Table

Grid Dynamics’ NEOs for 2025 are Leonard Livschitz, Chief Executive Officer, Anil Doradla, Chief Financial Officer, and Yury Gryzlov, Chief Operating Officer and Chief Executive Officer of Grid Dynamics Europe. The following table presents summary information regarding the total compensation for the years ended December 31, 2025, 2024 and 2023 for Mr. Livschitz, Mr. Doradla, and Mr. Gryzlov:

			Non-Equity
			Incentive Plan	Option		All Other
		Salary	Compensation	Awards	Stock Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)	($)(2)	($)(3)	($)
Leonard Livschitz,	2025	800,000	774,000	—	—	16,549	1,590,549
Chief Executive Officer	2024	800,000	896,000	—	24,596,800	12,085	26,304,885
	2023	800,000	1,022,000	—	3,989,003	11,317	5,822,320

Anil Doradla,	2025	350,000	169,314	—	—	4,212	523,526
Chief Financial Officer	2024	320,000	187,626	—	2,165,560	3,864	2,677,050
	2023	300,000	182,850	—	387,529	3,612	873,991

Yury Gryzlov(4),	2025	525,573	257,368	—	1,512,080	197,440	2,492,461
Chief Operating Officer and	2024	442,840	245,134	—	2,459,680	196,984	3,344,638
Chief Executive Officer of	2023	475,200	289,762	—	387,529	210,311	1,362,802
Grid Dynamics Europe
(1)	The amounts included in this column reflect payments earned in 2025, 2024 and 2023, as applicable, under the Company’s Corporate Bonus Plan as described below.

(2)	The amounts in this column represent the aggregate grant date fair value of RSUs and PSUs granted to each NEO in 2025, 2024 and 2023, as applicable, computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance conditions. The assumptions used to calculate these amounts are discussed in notes to Grid Dynamics’ audited consolidated financial statements for the year ended December 31, 2025 included in the Original Filing. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the PSUs, or the sale of the common stock underlying such awards. The grant date fair market value for the 2025 PSUs assuming the maximum payout would have been $2,342,144 for Mr. Gryzlov.
(3)	The amounts included in this column for 2025 for Mr. Livschitz and Mr. Doradla include the costs of ArmadaCare supplemental executive medical premiums paid by the Company on behalf of Mr. Livschitz and his family and Mr. Doradla and his family. The amounts included in this column for 2025 for Mr. Gryzlov include (i) 109,075 Swiss francs paid in statutorily required employer contribution to the occupational pension plan (BVG) covering Mr. Gryzlov, which is shown here converted into U.S. dollars at the exchange rate of 1.2551 U.S. dollars per Swiss franc on December 31, 2025, (ii) $29,579 for certain medical insurance costs paid by the Company on behalf of Mr. Gryzlov and his family, (iii) $15,965 in education expenses paid by the Company on behalf of Mr. Gryzlov and his family, and (iv) $14,996 in automobile expenses paid by the Company on behalf of Mr. Gryzlov and his family.
(4)	Mr. Gryzlov’s 2025 base salary was 418,750 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.2551 U.S. dollars per Swiss franc on December 31, 2025. Mr. Gryzlov’s 2025 base salary reflects an increase in his base salary from 400,000 Swiss francs to 425,000 Swiss francs, effective April 1, 2025. Mr. Gryzlov’s 2024 base salary was 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.1071 U.S. dollars per Swiss franc on December 31, 2024. Mr. Gryzlov’s 2023 base salary was 400,000 Swiss francs, which is shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023. The actual payment of Mr. Gryzlov’s 2025 bonus was 208,697 Swiss francs, shown here converted into U.S. dollars at the exchange rate of 1.2551 dollars per Swiss franc on December 31, 2025. The actual payment of Mr. Gryzlov’s 2024 bonus was 221,420 Swiss francs, shown here converted into U.S. dollars at the exchange rate of 1.1071 dollars per Swiss franc on December 31, 2024. The actual payment of Mr. Gryzlov’s 2023 bonus was 243,908 Swiss francs, shown here converted into U.S. dollars at the exchange rate of 1.1880 U.S. dollars per Swiss franc on December 31, 2023.

2025 Grants of Plan-Based Awards

The following table summarizes information regarding the incentive awards granted to Mr. Gryzlov in 2025, as no equity awards were granted to either Mr. Livschitz, our CEO, or Mr. Doradla, our CFO, in 2025:

All Other
									Stock	Grant Date
									Awards:	Fair Value of
						Estimated Future Payouts			Number of	Stock
			Estimated Future Payouts Under			Under			Shares of	and
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards(1)			Stock or	Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)	($)
Yury Gryzlov	2/14/2025		—	—	—	16,000	32,000	89,600	—	836,480
	2/14/2025	(2)							30,000	675,600
(1)

Amounts in the “Estimated Payouts under Equity Incentive Plan Awards” columns relate to the PSUs granted on February 14, 2025 under our 2020 Equity Incentive Plan. The grant date value of the PSUs has been computed in accordance with FASB ASC Topic 718 based on the closing price of our common stock on February 13, 2025, the last trading day before the February 14, 2025 date of grant, which was $22.84. Fifty percent (50%) of the PSUs vest based on the achievement of performance relating to specified levels of year-over-year revenue growth and fifty percent (50%) of the PSUs vest based on the achievement of performance relating to specified contribution margins, as measured annually at the conclusion of each year of the two-year performance period running from fiscal year 2025 to fiscal year 2026, in each case, subject to certain adjustments for rTSR and rCAGR as measured against the Russell 2000 index. For a discussion of the details of the vesting applicable to the PSUs and calculation of the payouts, see the section titled “Compensation Discussion and Analysis — Long-Term Equity Incentives.”

(2)

Represents RSUs granted under the 2020 Equity Incentive Plan on February 14, 2025, following the compensation committee’s action to approve a grant to Mr. Gryzlov on February 10, 2025. The grant date value of the RSUs has been computed in accordance with FASB ASC Topic 718 based on the closing price of our common stock on February 10, 2025, the date on which the compensation committee approved the award. The RSUs vest over a three year period as discussed in the section titled “Compensation Discussion and Analysis — Long-Term Equity Incentives.”

Outstanding Equity Awards at 2025 Year-End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, as of December 31, 2025, for each of Grid Dynamics’ NEOs:

	Option Awards				Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
									Awards:	Payout
								Market	Number of	Value of
						Number of		Value of	Unearned	Unearned
		Number of	Number of			Shares or		Shares or	Shares or	Shares or
		Securities	Securities			Units of		Units of	Units of	Units of
		Underlying	Underlying	Option		Stock that		Stock that	Stock that	Stock that
		Unexercised	Unexercised	Exercise	Option	Have Not		Have Not	Have Not	Have Not
		Options (#) –	Options (#) –	Price	Expiration	Vested		Vested	Vested	Vested
Name	Grant Date	Exercisable	Unexercisable	($)	Date	(#)		($)(3)	(#)(4)	($)(5)
Leonard Livschitz	1/1/2024					333,350	(1)	3,010,151
	1/1/2024								640,000	5,779,200

Anil Doradla	3/13/2020	140,000		8.26	3/13/2030
	1/1/2024					25,001	(1)	225,759
	1/1/2024								48,000	433,440
	10/28/2024					13,334	(2)	120,406

Yury Gryzlov	11/12/2018	252,588		3.54	11/12/2028
	5/22/2019	46,518		3.54	5/22/2029
	5/22/2019	18,565		3.54	5/22/2029
	3/13/2020	140,000		8.26	3/13/2030
	1/1/2024					33,350	(1)	301,151
	1/1/2024								64,000	577,920
	2/14/2025								32,000	288,960
	2/14/2025					30,000	(6)	270,900
(1)

One-third of the shares underlying these RSUs vested on January 1, 2025, and the remaining shares vest in eight equal quarterly installments thereafter, provided the participant’s service has not terminated prior to each such date.

(2)

One-third of the shares underlying these RSUs will vested on October 28, 2025, and the remaining shares vest in eight equal quarterly installments thereafter, provided the participant’s service has not terminated prior to each such date.

(3)

This amount reflects the fair market value of our common stock of $9.03 per share as of December 31, 2025, multiplied by the amount shown in the column for Number of Shares or Units of Stock That Have Not Vested.

(4)

One-third of the shares underlying the PSUs granted in 2024 vest upon our board’s certification of the achievement of certain performance metrics following the conclusion of each fiscal year of the 2024-2026 fiscal year performance period, with such certification to occur no later than March 1, 2025, March 1, 2026, and March 1, 2027 in respect of each tranche of eligible PSUs. One-half of the shares underlying the 2025 PSU award vest upon our board’s certification of the achievement of certain performance metrics following the conclusion of each fiscal year of the 2025-2026 fiscal year performance period, with such certification to occur no later than March 1, 2026 and March 1, 2027 in respect of each tranche of eligible PSUs. Fifty percent (50%) of the PSUs eligible to vest in respect of each year of the performance period vest based on the achievement of performance relating to specified levels of year-over-year revenue growth and the remaining fifty percent (50%) vest based on the achievement of performance relating to specified contribution margins, in each case, subject to certain adjustments for rTSR and rCAGR as measured against the Russell 2000 index. For a discussion of the details of the vesting applicable to the PSUs and calculation of the payouts, see the section titled “Compensation Discussion and Analysis — Long-Term Equity Incentives.” In February 2026, the compensation committee of our board of directors and our board of directors certified the achievement of certain performance metrics for the second year of the 2024 PSU grants and the first year of the 2025 PSU grant, resulting in 206% of the target number of PSUs vesting on the certification date, resulting in the issuance of the following number of shares to the following individuals: 658,240 shares for Mr. Livschitz, 49,368 shares for Mr. Doradla and 98,736 shares for Mr. Gryzlov, with such target numbers reflected here. The amounts shown in the table above reflect the shares of our common stock that would become issuable to our NEOs in respect of the remaining year(s) of the performance period based on the actual results of the completed performance period that ended on December 31, 2025. Upon achievement of the performance metrics of the 2024 PSU awards at maximum, the amounts reported in this column for each of Messrs. Livschitz, Doradla, and Gryzlov would be 896,000, 67,200, and 89,600, respectively.

(5)

The amounts in this column represent the aggregate fair market value of the unvested PSUs granted to the NEOs in 2024 and 2025, as applicable, based on a price of $9.03 per share, which was the closing price of our common stock on December 31, 2025. (6) One-third of the shares underlying these RSUs vested on February 14, 2026, and the remaining shares vest in eight equal quarterly installments thereafter, provided the participant’s service has not terminated prior to each such date.

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

Yury Gryzlov

We entered into an employment agreement with Mr. Gryzlov effective as of July 15, 2022, as amended April 1, 2025, pursuant to which he serves as our Chief Operating Officer, and the managing officer and Chief Executive Officer of Grid Dynamics Europe, reporting directly to the Chief Executive Officer of Grid Dynamics Holdings, Inc. The agreement is for an initial term of two years, continuing for an indefinite period after the expiration of such initial term, unless either party provides written notice of non-renewal to the other party at least three months prior to the date of termination. Upon a change of control, the term of Mr. Gryzlov’s employment agreement will extend automatically through the date that is twelve months following the date of the change of control.

The employment agreement, as amended, provides that Mr. Gryzlov will receive an annual salary of 425,000 Swiss francs and will be eligible to receive a target annual bonus amount of 220,000 Swiss francs with the actual bonus based upon the actual level of achievement of annual Company and individual performance objectives for the applicable year, as determined by our compensation committee. His employment agreement also entitles him to certain payments and benefits upon a qualifying termination of his employment, including in connection with a change of control, the details of which are summarized in “Potential Payments upon Termination or Change of Control” below.

Mr. Gryzlov is also subject to certain restrictive covenants during the term of his employment and thereafter, including indefinite confidentiality and invention assignment provisions, and customary non-compete restrictions that apply during the term of employment.

2020 Equity Incentive Plan and 2018 Stock Plan

In 2025, we maintained the 2020 Plan and 2018 Stock Plan (the “2018 Plan”), which were approved by our stockholders at a special meeting held on March 4, 2020 and at our Annual Meeting in November 2018, respectively. The compensation committee administers the 2020 Plan and 2018 Plan, and is authorized to, among other things, designate participants, grant awards, including cash-based awards that historically were intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code, determine the number of shares of Common Stock to be covered by awards and determine the terms and conditions of any awards, and construe and interpret the 2020 Plan and 2018 Plan and award agreements issued pursuant thereto. In 2025, the compensation committee approved the increase of the reserved number of Common Stock for issuance under the 2020 Plan from 16,300,000 shares to 19,800,000 shares. The reserved number of Common Stock under the 2020 Plan is subject to any change in the outstanding Common Stock or the capital structure of the Company or any other similar corporate transaction or event. The 2018 Plan reserved 5,000,000 shares of our Common Stock for issuance, subject to any change in the outstanding Common Stock or the capital structure of the Company or any other similar corporate transaction or event.

Corporate Bonus Plan

For a summary of the material terms of our Corporate Bonus Plan, see “Compensation Discussion and Analysis — Cash Incentives” above.

Option Exercises and Stock Vested in 2025

The following table sets forth the number of shares of common stock acquired during 2025 by our NEOs upon the exercise of stock options or upon the vesting of RSUs, as well as the value realized upon such equity award transactions.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired	Realized
Name	Exercise (#)	Exercise ($)	on Vesting (#)	on Vesting ($)
Leonard Livschitz	—	—	1,132,250	22,927,380
Anil Doradla	—	—	91,585	1,774,351
Yury Gryzlov	—	—	113,225	2,292,738

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our NEOs participated in a nonqualified deferred compensation plan during fiscal 2025 except in jurisdictions where such plan is statutorily required.

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
	Good Reason Outside of the Change in					Termination without Cause or Resignation for
	Control Period					Good Reason Within the Change in Control Period
			Value					Value of
			of Continued	Value of				Continued	Value of
	Salary	Bonus	Health	Equity		Salary	Bonus	Health	Equity
	Severance	Severance	Coverage	Acceleration		Severance	Severance	Coverage	Acceleration	Total
Named Executive Officer	($)	($)	($)(1)	($)(2)	Total ($)	($)	($)	($)(1)	($)(2)	($)
Leonard Livschitz	1,600,000	800,000	68,398	13,047,467	15,515,865	1,600,000	800,000	68,398	39,142,400	41,610,798
Anil Doradla	350,000	87,500	115	1,126,827	1,564,442	350,000	87,500	115	3,380,480	3,818,095
Yury Gryzlov (3)	533,417	138,061	30,092	1,304,747	2,006,318	533,418	138,061	30,092	3,914,240	4,615,811
(1)

The amounts reported in these columns represent estimates of the premiums to maintain group health insurance continuation benefits pursuant to COBRA (or its equivalent) for the executive and the executive’s respective eligible dependents for 24 months for Mr. Livschitz and 12 months for each of Mr. Doradla and Mr. Gryzlov. The amounts presented are based on estimates for maintaining group health insurance continuation benefits under our 2026 health insurance plans.

(2)

The value of the accelerated RSUs in this table are calculated by multiplying the number of shares subject to acceleration by the closing price of our common stock on December 31, 2025, the last trading day of the 2025 fiscal year, which was $9.03 per share. The value of the accelerated PSUs in this table are calculated by multiplying the number of target PSUs subject to acceleration by the closing price of our common stock on December 31, 2025, the last trading day of the 2025 fiscal year, which was $9.03 per share.

(3)

Mr. Gryzlov’s 2025 base salary was 418,750 Swiss francs, which reflects an increase in his base salary from 400,000 Swiss francs to 425,000 Swiss francs, effective April 1, 2025 His salary severance is shown here converted into U.S. dollars at the exchange rate of 1.2551 U.S. dollars per Swiss franc on December 31, 2025. His bonus at target is 220,000 Swiss francs, and his bonus severance is shown here converted into U.S. dollars at the exchange rate of 1.2551 U.S. dollars per Swiss franc on December 31, 2025. The value of his continued health coverage totals 23,976 Swiss francs and is shown here converted into U.S. dollars at the exchange rate of 1.2551 U.S. dollars per Swiss franc on December 31, 2025.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
	Number of		Available for
	Securities		Future Issuance
	to be		Under Equity
	Issued upon	Weighted	Compensation
	Exercise of	Average	Plans
	Outstanding	Exercise	(Excluding
	Options,	Price of	Securities
	Restricted	Outstanding	Reflected
	Stock Units	Options and	in the first
Plan Category	and Rights	Rights(1)	Column)
Equity compensation plans approved by security holders
2018 Stock Plan(2)	1,240,525	$3.54	—
2020 Equity Incentive Plan(3)	4,778,783	$12.61	6,634,614
Equity compensation plans not approved by security holders	—	—	—
TOTAL	6,019,308		6,634,614
(1)	The weighted average exercise price does not take into account outstanding RSUs.
(2)	The 2018 Stock Plan was terminated in connection with the consummation of the Business Combination, and accordingly, no further shares are available for issuance under the 2018 Stock Plan. Under the terms of the 2018 Stock Plan, certain option grants were accelerated in full or by an additional 12 months as a result of the Business Combination. Additionally, on March 4, 2020, the date of the closing of the Business Combination (the “Closing”), a percentage of outstanding vested Grid Dynamics stock options were settled in exchange for cash consideration. The remaining portion of outstanding vested options and all unvested options were automatically assumed and converted into options to purchase the Company’s common stock as of the Closing. The number of each participant’s assumed options and the exercise price were adjusted. The assumed stock options continued to be subject to the same terms and conditions, including vesting schedule terms, in accordance with the 2018 Stock Plan.
(3)	The 2020 Plan became effective on March 4, 2020, in connection with the consummation of the Business Combination. The 2020 Plan provides for grants of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents and other stock-based awards and other substitute awards, annual incentive awards and performance awards. In 2025, the Company increased the total shares of Company common stock reserved under the 2020 Plan to 19,800,000 shares, subject to certain adjustments set forth therein.

CEO Pay Ratio

In accordance with the requirements of Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K (which we collectively refer to as the “Pay Ratio Rule”), we are providing the following estimated information for 2025:

•	the median of the annual total compensation of all our employees (other than our Chief Executive Officer) was $52,420;
•	the annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table included in this Proxy Statement, was $1,590,549; and
•	the ratio of these two amounts was 30 to 1.

Methodology for Identifying Our “Median Employee”

Employee Population

To identify the median employee, we first identified our total employee population from which we determined our “median employee” and then identified the median of the annual total cash compensation of all of our employees (other than our Chief Executive Officer). We determined that, as of December 31, 2025, our employee population consisted of approximately 4,961 individuals (of which approximately 7.2% were located in the United States and 92.8% were located in jurisdictions outside the United States) that were eligible for inclusion in our analysis under the Pay Ratio Rule. Our employee population consisted of full-time, part-time, and temporary employees, and certain of our contractors who were required to be included in our employee population under the Pay Ratio Rule, as described in more detail below.

Determining Our Median Employee

To identify our median employee from our total employee population, we used a total cash compensation measure consistently applied to the entire population, which included base salary or wages and all cash bonuses paid in 2025, including regular annual bonuses paid in respect of the prior year’s performance, and any special bonuses paid in 2025. In making this determination, we annualized the cash compensation (exclusive of any special bonuses paid in 2025) of our full-time, part-time, and temporary employees, and certain of our contractors who were hired in 2025 but did not work for us for the entire year. By consistently applying this compensation measure to all of the individuals in the employee population, we selected the median employee. We did not make any cost-of-living adjustments in identifying our median employee.

Using the methodologies described above, we determined that our median employee was a full-time, salaried professional in Poland.

Determining of Annual Total Compensation of Our Median Employee and Our CEO

Once we identified our median employee, we then calculated such employee’s total compensation for the year ended December 31, 2025 using the same methodology we used for purposes of determining the total compensation of our NEOs (see section titled “Compensation Discussion and Analysis — Summary Compensation Table”). The total compensation of the median employee for the year ended December 31, 2025 was $52,420. Our CEO’s total compensation for the year ended December 31, 2025 was $1,590,549, as reported in the Summary Compensation Table (see section titled “Compensation Discussion and Analysis — Summary Compensation Table”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2026 (except as otherwise noted) for:

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

We have based our calculation of the percentage of beneficial ownership on 83,626,054 shares of our common stock outstanding as of April 15, 2026. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of April 15, 2026 and shares issuable upon the vesting of RSUs within 60 days of April 15, 2026, to be outstanding and to be beneficially owned by the person holding the stock option or the RSUs, respectively, for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Grid Dynamics Holdings, Inc., 6101 Bollinger Canyon Road, Suite 465, San Ramon, CA 94583.

	Common Stock(1)
Name of Beneficial Owner	Number	Percentage
5% Securityholders:
Beijing Teamsun Technology Co. Ltd.(2)	13,889,183	16.6%
Blackrock Inc.(3)	9,878,922	11.8%
Named Executive Officers and Directors:
Lloyd Carney(4)	999,482	1.2%
Eric Benhamou(5)	307,550	*
Marina Levinson(6)	34,984	*
Leonard Livschitz(7)	2,851,029	3.4%
Patrick Nicolet(8)	21,418	*
Michael Southworth(9)	37,940	*
Weihang Wang(10)	35,712	*
Yueou Wang(11)	78,109	*
Shuo Zhang(12)	157,542	*
Anil Doradla(13)	479,845	*
Yury Gryzlov(14)	897,987	1.1%
All executive officers and directors as a group (11 persons)(15)	5,901,598	7.0%
*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	The percentage of beneficial ownership on the record date is calculated based on 83,626,054 shares of our common stock as of April 15, 2026, adjusted for each owner’s options, or RSUs held by that person that are exercisable or issuable upon vesting, as applicable, within 60 days of April 15, 2026, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.
(2)	Based solely on the information reported on a Schedule 13D/A filed with the SEC on September 16, 2024. Beijing Teamsun Technology Co. Ltd. (“Beijing Teamsun”) is the ultimate parent of GDD International Holding Company (“GDD”), through its subsidiaries Teamsun Technology (HK) Limited (“Teamsun”), Automated Systems Holdings Limited (“ASL”) and GDB International Investment Limited (“GDB”). Beijing Teamsun, GDD, Teamsun, ASL and GDB share voting and dispositive power of all these shares. The address of ASL, GDB and GDD is 15/F, Topsail Plaza, 11 On Sum Street, Shain, Hong Kong, the address of Beijing Teamsun is Room 501, 5/F., No. 23 Building, 10 East Block XiBeiWang East Road, HaiDian District, Beijing, China.
(3)	Based solely on information reported on a Schedule 13G filed with the SEC on January 8, 2025. The address of Blackrock Inc. is 50 Hudson Yards, New York, NY 10001.
(4)	Consists of (a) 673,265 shares held of record by Mr. Carney, (b) 12,542 shares held of record by The Lloyd A. Carney Revocable Trust dated September 25, 1995, (c) 5,200 shares held of record by The Lloyd Carney Foundation, (d) 288,800 shares held of record by The Lloyd Carney 2018 Grantor Retained Annuity Trust, and (e) 19,675 shares held of record by The Lloyd Carney 2020 Grantor Retained Annuity Trust.
(5)	Consists of (a) 84,050 shares held of record by Mr. Benhamou, (b) 23,500 shares held of record by The Eric Benhamou Living Trust, and (c) 200,000 shares held of record by The Eric Benhamou Grantor Retained Annuity Trust.
(6)	Consists of 34,984 shares held of record by Ms. Levinson.

(7)	Consists of (a) 2,831,512 shares held of record by Mr. Livschitz, (b) 3,595 shares held by Oksana Livschitz, (c) 15,000 shares held by Oksana Livschitz subject to options exercisable within 60 days of April 15, 2026, and (d) 922 shares issuable upon the vesting of RSUs within 60 days of April 15, 2026.
(8)	Consists of 21,418 shares held of record by Mr. Nicolet.
(9)	Consists of 37,940 shares held of record by Mr. Southworth.
(10)	Consists of 35,712 shares held of record by Mr. Wang.
(11)	Consists of (a) 35,712 shares held of record by Mr. Wang and (b) 42,397 shares subject to options exercisable within 60 days of April 15, 2026.
(12)	Consists of (a) 94,009 shares held of record by Ms. Zhang and (b) 63,533 shares subject to options exercisable within 60 days of April 15, 2026.
(13)	Consists of (a) 338,178 shares held of record by Mr. Doradla, (b) 140,000 shares subject to options exercisable within 60 days of April 15, 2026, and (c) 1,667 shares issuable upon the vesting of RSUs within 60 days of April 15, 2026.
(14)	Consists of (a) 437,816 shares held of record by Mr. Gryzlov, (b) 457,671 shares subject to options exercisable within 60 days of April 15, 2026, and (c) 2,500 shares issuable upon the vesting of RSUs within 60 days of April 15, 2026.
(15)	Consists of (a) 5,177,908 shares held of record, (b) 5,089 shares issuable upon the vesting of RSUs within 60 days of April 15, 2026 and (c) 718,601 shares subject to options exercisable within 60 days of April 15, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Oksana Livschitz, Dr. Daniel Livschitz and Ievgenii Nevyerov, the spouse, son and step-son, respectively, of our CEO, Leonard Livschitz, are employed by the Company in non-executive roles. Mrs. Livschitz received total compensation in 2025 of approximately $279,336, and is expected to receive in 2026 total compensation of approximately $270,000, including salary, bonus, and equity awards.  Dr. Livschitz received total compensation in 2025 of approximately $175,894, which reflects a change in his position with the Company in July 2025 and a commensurate increase in his compensation. He is expected to receive in 2026 total compensation of approximately $270,000, including salary, bonus, and equity awards. Mr. Nevyerov received total compensation in 2025 of approximately $156,642, including salary, bonus, and equity awards, which reflects a change in his position with the Company in September 2025 and a commensurate increase in his compensation.  He is expected to receive in 2026 total compensation of approximately $250,000, including salary, bonus, and equity awards. Each such person is eligible to participate in employee benefit plans generally available to our employees. Their compensation was established in accordance with our employment and compensation practices applicable to employees with equivalent qualifications, experience, responsibilities and geographic location.

Since January 1, 2025, there have been no other transactions to which Grid Dynamics has been a participant, in which: (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of Grid Dynamics’ total assets at year-end for the last two completed fiscal years; and (ii) any of its directors, executive officers, or holders of more than 5% of its capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the approximate aggregate fees billed to the Company by Grant Thornton LLP in 2024 and 2025:

Fee Category	2024	2025
Audit Fees(1)	$1,431,688	$1,451,042
Audit-Related Fees(2)	$631,230	$—
Tax Fees(3)	$43,326	$13,561
All Other Fees(4)	$4,548	$2,635
Total	$2,110,792	$1,467,238
(1)	“Audit Fees” consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.
(2)	“Audit-Related Fees” consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include services related to due diligence related to mergers and acquisitions.
(3)	“Tax Fees” are the aggregate fees for professional services rendered in connection with tax compliance, advice and planning.
(4)	“All Other Fees” in 2024 and 2025 included permitted advisory services or attest services that are not reasonably related to the performance of the audit or review of the registrants financial statements.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:
1.	Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.
2.	Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A.
(b)	The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:
Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.1	March 5, 2026

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-38685	32.2	March 5, 2026

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRID DYNAMICS HOLDINGS, INC.
(Registrant)

April 30, 2026	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer
(Principal Executive Officer)