Form 10-Q
period 2026-03-31
GRID DYNAMICS HOLDINGS, INC.
filed 2026-04-30
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of April 24, 2026, there were 83,626,054 shares of registrant’s common stock outstanding.

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
•the possibility that we have been and may continue to be adversely affected by macroeconomic conditions, inflationary pressures, the geopolitical climate, including as a result of the conflict with Iran, the risk of recession, the impact of tariffs and other economic, business, and/or competitive factors; and
•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, including those set forth in Item 1A, “Risk Factors.”
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$327,468	$342,058
Trade receivables, net of allowance of $3,916 and $3,721 as of March 31, 2026 and December 31, 2025, respectively	87,422	79,485
Prepaid expenses and other current assets	17,348	17,987
Total current assets	432,238	439,530
Property and equipment, net	17,805	17,666
Operating lease right-of-use assets, net	16,694	16,383
Intangible assets, net	39,576	41,608
Goodwill	83,975	84,364
Deferred tax assets	9,409	8,865
Other noncurrent assets	5,319	4,474
Total assets	$605,016	$612,890

Liabilities and equity
Current liabilities
Accounts payable	$4,330	$3,698
Accrued compensation and benefits	27,790	25,555
Operating lease liabilities, current	5,374	6,253
Accrued expenses and other current liabilities	17,372	16,608
Total current liabilities	54,866	52,114
Deferred tax liabilities	7,690	7,920
Operating lease liabilities, noncurrent	12,042	10,783
Other noncurrent liabilities	301	—
Total liabilities	$74,899	$70,817

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000 shares authorized; 85,570 and 84,843 issued, 83,568 and 84,642 outstanding, as of March 31, 2026 and December 31, 2025, respectively	$9	$8
Additional paid-in capital	549,651	545,188
Accumulated deficit	(3,650)	(2,177)
Treasury stock	(13,464)	(2,000)
Accumulated other comprehensive income/(loss)	(2,429)	1,054
Total stockholders’ equity	$530,117	$542,073
Total liabilities and stockholders’ equity	$605,016	$612,890
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$104,100	$100,415
Cost of revenues	67,868	63,418
Gross profit	36,232	36,997

Operating expenses
Engineering, research, and development	6,079	6,486
Sales and marketing	7,694	8,257
General and administrative	26,140	24,291
Total operating expenses	39,913	39,034

Loss from operations	(3,681)	(2,037)
Other income, net	3,241	4,506
Income/(loss) before income taxes	(440)	2,469
Provision/(benefit) for income taxes	1,033	(443)
Net income/(loss)	$(1,473)	$2,912

Income/(loss) per share
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

Weighted-average shares outstanding
Basic	84,680	84,123
Diluted	84,680	87,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income/(loss)	$(1,473)	$2,912
Other comprehensive income/(loss):
Foreign currency translation adjustment	(2,633)	1,750
Other comprehensive loss, net of tax	(850)	—
Other comprehensive income/(loss), net of tax	(3,483)	1,750
Comprehensive income/(loss)	$(4,956)	$4,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	84,843	$8	$545,188	$(2,177)	200	$(2,000)	$1,054	$542,073
Net loss	—	—	—	(1,473)	—	—	—	(1,473)
Stock-based compensation	—	—	8,454	—	—	—	—	8,454
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	727	1	(3,991)	—	—	—	—	(3,990)
Repurchase of common stock	—	—	—	—	1,801	(11,464)	—	(11,464)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,483)	(3,483)
Balance at March 31, 2026	85,570	$9	$549,651	$(3,650)	2,001	$(13,464)	$(2,429)	$530,117

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	83,609	$8	$532,578	$(11,845)	—	$—	$(2,912)	$517,829
Net income	—	—	—	2,912	—	—	—	2,912
Stock-based compensation	—	—	10,743	—	—	—	—	10,743
Exercise of stock options	42	—	363	—	—	—	—	363
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	837	—	(16,236)	—	—	—	—	(16,236)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,750	1,750
Balance at March 31, 2025	84,488	$8	$527,448	$(8,933)	—	$—	$(1,162)	$517,361
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income/(loss)	$(1,473)	$2,912
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	5,203	4,719
Operating lease right-of-use assets amortization expense	1,305	1,236
Bad debt expense	281	406
Stock-based compensation	8,454	10,743
Deferred income taxes	(583)	(267)
Other income, net	(439)	(1,691)
Changes in assets and liabilities:
Trade receivable	(8,218)	(12,718)
Prepaid expenses and other assets	(531)	3,147
Accounts payable	626	563
Accrued compensation and benefits	2,376	5,560
Operating lease liabilities	(1,311)	(1,205)
Income taxes, net	(471)	(3,042)
Accrued expenses and other liabilities	3,172	(1,012)
Net cash provided by operating activities	8,391	9,351
Cash flows from investing activities
Purchase of property and equipment	(3,960)	(3,339)
Net cash used in investing activities	(3,960)	(3,339)
Cash flows from financing activities
Payments for repurchases of common stock	(11,464)	—
Payments of tax obligations resulting from net share settlement of vested stock awards	(3,993)	(16,236)
Payment of contingent consideration related to previously acquired businesses	(2,120)	—
Proceeds from exercises of stock options, net of shares withheld for taxes	—	401
Net cash used in financing activities	(17,577)	(15,835)
Effect of exchange rate changes on cash and cash equivalents	(1,444)	655
Net decrease in cash and cash equivalents	(14,590)	(9,168)
Cash, cash equivalents and restricted cash, beginning of period	342,058	335,155
Cash, cash equivalents and restricted cash, end of period	$327,468	$325,987

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,002	$2,803

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	As of
	March 31, 2026	March 31, 2025
Balance sheet classification
Cash and cash equivalents	$327,468	$325,547
Restricted cash in Prepaid expenses and other current assets	—	440
Total cash, cash equivalents and restricted cash	$327,468	$325,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 1 — Nature of operations and summary of significant accounting policies
Grid Dynamics Holdings, Inc. (the “Company”) is a leading provider of enterprise artificial intelligence (“AI”) and digital transformation services, primarily serving Fortune 1000 corporations. The Company provides consulting, engineering, and operational services designed to enable clients to build and deploy large-scale digital platforms. The Company’s core service offerings encompass distributed systems architecture, real-time data analytics, machine learning, natural language processing, and cloud platform engineering. Additionally, the Company offers specialized services in Internet of Things (“IoT”), edge computing, and digital engagement. The Company’s headquarters and principal place of business is in San Ramon, California.
The following is a summary of critical accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements. A full description of our significant accounting policies is provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors (the “Affiliate”) exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in the Affiliate as of March 31, 2026. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions, all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the three months ended March 31, 2026.
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

Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. As of March 31, 2026 and December 31, 2025, the Company recorded $3.9 million and $3.7 million of allowance for credit losses, respectively.
Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss) consists of changes in the cumulative foreign currency translation adjustments, unrealized gains and losses on designated cash flow hedges, and actuarial gains and losses on the Company’s defined benefit pension plans. Actuarial gains and losses are initially deferred in accumulated other comprehensive income/(loss) and amortized into net periodic benefit cost in future periods to the extent they exceed the corridor threshold under ASC 715, Compensation — Retirement Benefits (Topic 715). The Company recognizes the overfunded or underfunded status of its defined benefit plans as an asset or liability in its consolidated balance sheets.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring more detailed information about the types of expenses included in certain expense captions presented in the consolidated statements of income. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The new guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027 on a prospective or retrospective basis, with an early adoption permitted. The Company’s annual reporting requirements relating to this ASU will be effective for fiscal year 2027. The Company is in the process of analyzing the impact of the ASU on related disclosures.
Note 2 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of March 31, 2026 and December 31, 2025 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2026
Financial Assets:
Cash equivalents:
Money market funds	$266,395	$266,395	$266,395	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$1,250	$1,250	$—	$—	$1,250
Foreign exchange derivative liabilities	$496	$496	$—	$496	$—

December 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$271,513	$271,513	$271,513	$—	$—
Foreign exchange derivative assets	$196	$196	$—	$196	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$3,370	$3,370	$—	$—	$3,370
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
In February 2026, the Company amended the earnout arrangement associated with the acquisition of Mobile Computing completed in October 2024. Pursuant to the amendment, the earnout consideration attributable to the initial performance period was settled at $1.8 million, which was paid in February 2026. The remaining maximum aggregate earnout consideration of $1.3 million is subject to two additional performance periods ending June 30, 2026 and December 31, 2026, respectively, based on the revenue performance of the acquired business.
The Company records short-term contingent consideration payable in Accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-

related contingent consideration payable using significant unobservable inputs for the three months ended March 31, 2026 is as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2026	$3,370
Payment of contingent consideration - JUXT	(370)
Payment of contingent consideration - Mobile Computing	(1,750)
Contingent consideration payable as of March 31, 2026	$1,250
Note 3 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		March 31, 2026	December 31, 2025
	(in years)	(in thousands)
Computers and equipment	2-6	$19,319	$19,111
Furniture and fixtures	3-10	1,761	1,763
Software	3-5	1,577	1,388
Leasehold improvements	2-8	1,552	1,580
Office equipment	2-5	849	779
Vehicles	5	126	129
		$25,184	$24,750
Less: Accumulated depreciation and amortization		(18,762)	(18,334)
		$6,422	$6,416

Capitalized software development costs	2	$31,696	$29,348
Less: Accumulated amortization		(20,313)	(18,098)
		$11,383	$11,250
Property and equipment, net		$17,805	$17,666

Note 4 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		March 31, 2026	December 31, 2025
	(in years)	(in thousands)
Customer relationships	8-12	$53,579	$53,875
Tradenames	2-10	6,991	7,012
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$62,149	$62,466
Less: Accumulated amortization		(22,573)	(20,858)
Intangible assets, net		$39,576	$41,608
Based on the carrying value of the Company’s existing intangible assets as of March 31, 2026, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2026 (excluding three months ended March 31, 2026)	$5,271
2027	6,470
2028	6,325
2029	5,819
2030	5,794
Thereafter	9,897
Total	$39,576

Note 5 — Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Accrued expenses	$7,445	$6,131
Accrued income taxes	2,232	2,159
Value added tax payable	1,954	1,514
Deferred revenue	1,811	1,469
Contingent consideration payable, current	1,250	3,370
Other liabilities	2,680	1,965
Total accrued expenses and other current liabilities	$17,372	$16,608
Note 6 — Debt
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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the Credit Agreement. As of March 31, 2026, the Company was in compliance with all covenants contained in the Credit Agreement.
As of March 31, 2026 and December 31, 2025, the Company did not have any outstanding debt under the Credit Agreement.
Note 7 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three months ended March 31, 2026 and 2025.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended March 31,
	2026	2025
Customer Location	(in thousands)
North America	$71,023	$72,684
Europe	24,632	18,963
Other	8,445	8,768
Revenues	$104,100	$100,415
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended March 31,
	2026	2025
Vertical	(in thousands)
Technology, Media and Telecom	$30,759	$23,602
Retail	29,569	31,521
Finance	24,454	25,028
CPG/Manufacturing(1)	9,762	10,771
Healthcare and Pharma	2,154	2,405
Other	7,402	7,088
Revenues	$104,100	$100,415
__________________________
(1)CPG stands for Consumer Packaged Goods.
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended March 31,
	2026	2025
Contract Type	(in thousands)
Time-and-material	$95,539	$92,418
Fixed-fee	8,561	7,362
Other revenues	—	635
Revenues	$104,100	$100,415
Contract balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized.
The Company’s contract balances as of the below dates were as follows:

	As of
	March 31, 2026	December 31, 2025	December 31, 2024
	(in thousands)
Trade receivables, net:
Billed receivables	$77,691	$71,260	$64,754
Unbilled receivables	$9,731	$8,225	$4,617
Contract liabilities in Accrued expenses and other current liabilities	$1,811	$1,469	$2,690
As of March 31, 2026, December 31, 2025 and 2024, the Company did not have contract assets recorded in its condensed consolidated balance sheets.
During the three months ended March 31, 2026, and 2025 the Company recognized $0.2 million and $1.6 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2025 and 2024, respectively.
Remaining performance obligations
ASC Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2026. This disclosure is not required for:
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
All of our performance obligations met one or more of these exemptions as of March 31, 2026.
Customer concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenues:

	Three Months Ended March 31,
	2026	2025
Customer 1	17.2%	14.2%
The following table shows the number of customers exceeding 10% of the Company’s billed and unbilled receivables balances:

	As of
	March 31, 2026	December 31, 2025
Billed receivables	1	1
Unbilled receivables	2	2
Transactions with related parties
During the three months ended March 31, 2026 and 2025, the Company conducted transactions with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, during the three months ended March 31, 2026 and 2025, the Company recorded revenues from related parties of $7.6 million and $6.7 million, respectively. As of March 31, 2026 and December 31, 2025, billed receivables from related parties were $5.6 million and $4.6 million, respectively. Unbilled receivables from related parties as of March 31, 2026 and December 31, 2025 were $0.3 million in both periods, respectively.

Note 8 — Leases
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
The Company’s leases have remaining lease terms ranging from 0.1 to 5.3 years as of March 31, 2026. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of March 31, 2026 and December 31, 2025, the Company had no finance leases.
Operating lease expense is recorded on a straight-line basis over the lease term. During the three months ended March 31, 2026 and 2025, lease costs were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$1,623	$1,480
Variable lease cost	133	121
Short-term lease cost	302	220
Total lease cost	$2,058	$1,821
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Lease liability payments	$1,630	$1,365
Lease right-of-use assets obtained in exchange for liabilities	$2,052	$—
Weighted average remaining lease term and discount rate as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026	December 31, 2025
Weighted average remaining lease term, in years	3.7	3.7
Weighted average discount rate	7.7%	7.6%
As of March 31, 2026, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2026 (excluding three months ended March 31, 2026)	$5,034
2027	5,837
2028	3,690
2029	3,009
2030	2,304
Thereafter	280
Total lease payments	20,154
Less: imputed interest	(2,738)
Total	$17,416
There were no lease agreements signed with related parties as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, the Company had committed to payments of $0.5 million related to an operating lease agreement that had not yet commenced. The operating lease will commence in the second quarter of 2026 with a term of 3.0 years. The Company does not have finance lease agreements that had not yet commenced.
Note 9 — Income taxes
The Company recorded income tax expense of $1.0 million and income tax benefit of $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate was (234.8)% and (17.9)% for the first quarter of 2026 and 2025, respectively. The significant change in the effective tax rate, as compared to the same period in 2025, was primarily attributable to a shift from pre-tax income to pre-tax loss, higher tax expense for stock-based compensation, and additional tax expense related to prior year state tax returns.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes certain changes to the U.S. tax law applicable to the Company in 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures, including immediate expensing for qualifying domestic research expenditures, and revisions to the U.S. taxation of profits derived from international operations. The Act did not have a material impact on the Company's consolidated financial statements for the three months ended March 31, 2026.

Note 10 — Stockholders’ equity
Stock-based compensation expense
Employee stock-based compensation cost recognized in the unaudited condensed consolidated statements of income/(loss) was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenues	$510	$570
Engineering, research, and development	454	1,143
Sales and marketing	1,231	1,840
General and administrative	6,259	7,190
Total stock-based compensation	$8,454	$10,743
Stock Options
2018 Stock Plan
Stock option activity under the Company’s 2018 Stock Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2026	1,240,525	$3.54	$6,811
Options exercised	—	$—
Options outstanding as of March 31, 2026	1,240,525	$3.54	$2,680	2.8

Options vested and exercisable as of March 31, 2026	1,240,525	$3.54	$2,680	2.8
As of March 31, 2026, the Company fully recognized stock-based compensation costs related to 2018 Stock Plan options.

2020 Equity Incentive Plan
As of March 31, 2026, 4.8 million shares were available for grant under 2020 Equity Incentive Plan, as amended (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2026	2,502,500	$12.61	$833
Options forfeited	(12,358)	$12.46
Options expired	(13,464)	$16.36
Options outstanding as of March 31, 2026	2,476,678	$12.59	$—	4.9

Options vested and exercisable as of March 31, 2026	2,279,953	$12.58	$—	4.8

The Company elected the policy to account for forfeitures upon occurrence. The total unrecognized compensation expenses related to 2020 Stock Plan options as of March 31, 2026 were $1.0 million to be expensed on a straight-line basis over the remaining 0.9 years.
Restricted Stock Units (“RSUs”)
RSUs granted do not participate in earnings or dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2026	1,225,283	$14.30
Awards granted	911,600	$8.77
Awards vested and released	(205,761)	$15.85
Awards forfeited	(7,638)	$15.94
Unvested awards as of March 31, 2026	1,923,484	$11.51
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of March 31, 2026 were $19.4 million to be expensed on a straight-line basis over 2.3 years.
Performance Stock Units (“PSUs”)
The following table summarizes activity of the Company’s PSUs for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2026(1)	1,769,358	$15.84
Awards granted	687,500	$9.70
Performance achievement adjustment	101,229	$10.68
Modifier adjustments rTSR	(203,760)	$—
Modifier adjustments rCAGR	203,760	$12.30
Awards vested and released	(1,080,953)	$16.21
Unvested awards as of March 31, 2026(2)	1,477,134	$14.05
__________________________
(1)Reported at the estimated performance adjustment of 206% for the tranches based on performance for the year ended December 31, 2025 and 131% for the remaining tranches.
(2)Reported at the estimated performance achievement of 135% for the tranches based on expected performance for the year ending December 31, 2026 and 100% for the remaining tranches.
The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of March 31, 2026 were $10.7 million to be expensed over 1.3 years.
Stock Repurchase Program
On October 23, 2025, the Board of Directors authorized a share repurchase program of up to $50.0 million of the Company’s common stock. The Company accounts for treasury stock under the cost method and reports it as a reduction of stockholders’ equity in the consolidated balance sheets.
During the three months ended March 31, 2026, the Company repurchased 1.8 million shares of common stock for an aggregate cost of $11.5 million. These shares are held as treasury stock. Accordingly, as of March 31, 2026, $36.5 million remained available for future repurchases under the program.

Note 11 — Earnings/(loss) per share
The following table sets forth the computation of basic and diluted earnings/(loss) per share as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Numerator for basic and diluted income/(loss) per share
Net income/(loss)	$(1,473)	$2,912

Denominator:
Weighted-average shares outstanding – basic	84,680	84,123
Net effect of dilutive stock options and restricted stock units	—	3,663
Weighted-average shares outstanding – diluted	84,680	87,786

Income/(loss) per share
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net income/(loss) per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock options to purchase common stock	3,729	482
Restricted stock units	1,902	133
Performance stock units	2,153	564
Total	7,784	1,179
Note 12 — Segment and geographic information
Operating segments are components of the Company for which separate financial information is available and is regularly reviewed and evaluated by the chief operating decision maker (“CODM”) to assess performance of each operating segment and to allocate resources. The Company’s CODM is the Chief Executive Officer (“CEO”).
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
Geographic Information

The following table presents revenues by customer location for the three months ended March 31, 2026 and 2025. The Company attributes customers to respective countries based upon the location of the customer served.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
United States	$70,925	$72,638
United Kingdom	12,737	10,716
India	4,010	2,279
Poland	3,644	3,364
Other	12,784	11,418
Total Revenues	$104,100	$100,415
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Poland	$5,806	$5,672
Serbia	2,259	2,375
Ukraine	2,210	2,174
United States	1,573	1,491
Armenia	1,413	1,364
Moldova	1,282	1,329
Other	3,262	3,261
Total	$17,805	$17,666
Note 13 — Commitments and contingencies
Legal Matters
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
Note 14 — Subsequent events
The Company performed its subsequent event procedures through April 30, 2026, the date these unaudited condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of the financial condition and results of operations of Grid Dynamics Holdings, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2025 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026.
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Cautionary Note Regarding Forward Looking Statements,” included elsewhere in this Quarterly Report on Form 10-Q, and the section titled "Risk Factors" in our Annual Report on Form 10-K.
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
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended March 31,
	2026		2025
	(in thousands, except per share data and percentages)
Revenues	$104,100	100.0%	$100,415	100.0%
Gross profit	$36,232	34.8%	$36,997	36.8%
Loss from operations	$(3,681)	(3.5)%	$(2,037)	(2.0)%
Net income/(loss)	$(1,473)	(1.4)%	$2,912	2.9%
Diluted income/(loss) per share	$(0.02)	n/a	$0.03	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	$12,518	12.0%	$14,609	14.5%
Non-GAAP net income(1)	$7,497	7.2%	$9,952	9.9%
Non-GAAP diluted EPS(1)	$0.09	n/a	$0.11	n/a
__________________________
(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.

Quarterly Highlights
Our key metrics for the three months ended March 31, 2026 are presented below:
•Revenues: Total revenues increased 3.7% year-over-year to $104.1 million, primarily driven by increased demand in our Technology, Media and Telecom vertical.
•Operating loss: Loss from operations increased to $3.7 million, compared to $2.0 million in the prior-year quarter. This increase in loss was primarily attributable to higher operating expenses.
•Net income/(loss) and EPS: Net loss of $1.5 million during the first quarter of 2026, compared to net income of $2.9 million in the prior-year quarter. The change was largely attributable to higher cost of revenues and operating expenses. Diluted GAAP loss per share was $0.02, compared to diluted GAAP income per share of $0.03 for the three months ended March 31, 2025.
•Non-GAAP measures: Non-GAAP EBITDA was $12.5 million for the three months ended March 31, 2026, compared to $14.6 million in the prior-year quarter. Diluted Non-GAAP earnings per share was $0.09 per share, compared to $0.11 per share in the prior-year quarter.
•Cash flows: Operating cash flow was $8.4 million, a decrease from $9.4 million in the prior-year quarter.
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
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government responses continue to develop and even worsen and are beyond our control. The prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. For example, if Russia were to invade other countries, such as Moldova, it could adversely affect our business. In addition, the current geopolitical situations in Armenia, and separately in Serbia create additional uncertainty in the region, and could adversely affect our business.
Key Performance Indicators and Other Factors Affecting Performance
Grid Dynamics uses the following key performance indicators and assesses the following factors, among others, to analyze its business performance, to make budgets and financial forecasts and to develop strategic plans:
Employees by Region
Attracting and retaining top talent in key regions is vital to Grid Dynamics’ success and our ability to drive revenue growth. Our long-term prospects depend on recruiting qualified IT professionals who support a global delivery model across the Americas, Europe, and Asia. This geographic footprint allows us to provide clients with continuous development, US-based leadership, and specialized talent pools optimized for both quality and cost-efficiency. We seek to employ the appropriate professionals in locations to optimize our employee costs and expenses. Currently, the vast majority of our workforce consists of these highly skilled IT professionals.

The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of March 31,
	2026	2025
Americas(1)	761	846
Europe(2)	3,208	3,209
Rest of the world(3)	995	871
Total	4,964	4,926
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
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. New customers have a direct impact on the Company’s ability to diversify sources of revenue and replace customers that may no longer require its services. The total number of customers for the three months ended March 31, 2026 was 183 customers, a decrease from 204 a year ago.
Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward achieving a more diversified revenue mix. During each of the three months ended March 31, 2026 and 2025, one customer accounted for 10% or more of Grid Dynamics’ revenues. The Company expects to continue its focus on maintaining long-term relationships with customers while diversifying its customer base.
The following table presents revenue concentration by amount and as a percentage of Grid Dynamics’ revenues for the periods indicated:

	Three Months Ended March 31,
	2026		2025
	(in thousands, except percentages)
Top one customer	$17,905	17.2%	$14,224	14.2%
Top five customers	$42,445	40.8%	$35,782	35.6%
Top ten customers	$62,132	59.7%	$56,859	56.6%
Top twenty customers	$79,016	75.9%	$73,118	72.8%
Customers below top twenty	$25,084	24.1%	$27,297	27.2%

Results of Operations
The three months ended March 31, 2026 compared to the three months ended March 31, 2025
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$104,100	$100,415	$3,685	3.7%
Cost of revenues	67,868	63,418	4,450	7.0%
Gross profit	36,232	36,997	(765)	(2.1)%
Engineering, research, and development	6,079	6,486	(407)	(6.3)%
Sales and marketing	7,694	8,257	(563)	(6.8)%
General and administrative	26,140	24,291	1,849	7.6%
Total operating expense	39,913	39,034	879	2.3%
Loss from operations	(3,681)	(2,037)	(1,644)	80.7%
Other income, net	3,241	4,506	(1,265)	(28.1)%
Income/(loss) before income taxes	(440)	2,469	(2,909)	(117.8)%
Provision/(benefit) from income taxes	1,033	(443)	1,476	(333.2)%
Net income/(loss)	$(1,473)	$2,912	$(4,385)	(150.6)%

Revenues
Our total revenues for the first quarter of 2026 were $104.1 million, an increase of $3.7 million, or 3.7%, compared with $100.4 million in the first quarter of 2025. The increase in revenues was primarily attributable to higher demand from our largest technology customers for our engineering services supporting their AI, cloud, and data initiatives.

Revenues by Verticals. We assign our customers into one of our five main vertical markets or a group of various industries where we seek to increase our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2026		2025
	(in thousands, except percentages)
Technology, Media and Telecom	$30,759	29.5%	$23,602	23.5%
Retail	29,569	28.4%	31,521	31.4%
Finance	24,454	23.5%	25,028	24.9%
CPG/Manufacturing	9,762	9.4%	10,771	10.7%
Healthcare and Pharma	2,154	2.1%	2,405	2.4%
Other	7,402	7.1%	7,088	7.1%
Total	$104,100	100.0%	$100,415	100.0%
The Technology, Media and Telecom (“TMT”) vertical became our largest vertical in the first quarter of 2026, contributing 29.5% of total revenues. TMT revenues increased 30.3% year-over-year, primarily driven by expanded engagements with our largest technology customers.
During the three months ended March 31, 2026, revenues in our Retail vertical decreased 6.2% year-over-year, primarily due to lower demand from customers in the home improvement, offset by expanded engagement with our apparel customers and growth in our grocery sub-vertical. Retail represented 28.4% of total revenues during the quarter.
During the three months ended March 31, 2026, revenues in the Finance vertical decreased 2.3% year-over-year, primarily due to lower revenues from the completion of engagements with some of our insurance customers, offset by increased demand from our fintech and banking customers in North America and Europe. The Finance vertical contributed 23.5% of total revenues for the quarter.
The Consumer Packaged Goods/Manufacturing (“CPG”) vertical contributed 9.4% of total revenues in the first quarter of 2026, decreasing 9.4% year-over-year. We continue to witness strength from our manufacturing customers in North America along with new engagements in Europe. That said, the decline was due to decreased demand from consumer goods customers.
The Healthcare and Pharma vertical generated $2.2 million of revenues for the three months ended March 31, 2026, representing 2.1% of total revenues. This compares to $2.4 million, or 2.4% of total revenues, in the corresponding period of 2025.
During the three months ended March 31, 2026, revenues in the Other vertical increased 4.4% primarily due to higher demand from customers in the services sub-vertical. The Other vertical represented 7.1% of total revenues in the first quarter of both 2026 and 2025.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expenses related to client-serving activities.
Cost of revenues was $67.9 million for the three months ended March 31, 2026, an increase of $4.5 million, or 7.0%, compared to $63.4 million in the same period of 2025. The increase in cost of revenues reflected our continued investment in delivery to support growing customer demand.
Gross profit decreased to $36.2 million for the first quarter of 2026, down 2.1% from the same period in 2025. Expressed as a percentage of revenues, gross margin declined to 34.8% for the three months ended March 31, 2026, compared to 36.8% in the corresponding period of 2025. Our gross profit decline was largely attributable to higher cost structures across our key delivery locations and adverse foreign exchange impacts.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits, including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
During the three months ended March 31, 2026, engineering, research, and development expenses were $6.1 million, a decrease of $0.4 million from $6.5 million in the corresponding period of 2025. The decrease primarily reflected our cost optimization of customer delivery capabilities and internally developed software. Expressed as a percentage of revenues, engineering, research, and development expenses were 5.8% compared with 6.5% in the prior year period.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling our services. These expenses are comprised of personnel costs, including performance bonuses and stock-based compensation, marketing events, and travel expenses, as well as depreciation and amortization expenses related to such activities.
During the three months ended March 31, 2026, sales and marketing expenses were $7.7 million, a decrease of $0.6 million, or 6.8%, from $8.3 million in the corresponding period of 2025. Expressed as a percentage of revenues, sales and marketing expenses were 7.4% compared to 8.2% in the prior year period. The decline primarily reflected operating leverage and cost optimization initiatives of sales and business-development functions.
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
General and administrative expenses increased 7.6% to $26.1 million for the three months ended March 31, 2026, compared to $24.3 million in the prior-year period. The increase was primarily driven by higher professional fees associated with potential acquisitions and increased facility and IT-related expenses, partially offset by cost optimization initiatives of operational functions.
Expressed as a percentage of revenues, general and administrative expenses increased, reaching 25.1% for the three months ended March 31, 2026, compared to 24.2% for the corresponding period in 2025.
Other Income, Net
Other income, net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, and foreign exchange gains and losses as well as changes in the fair value of contingent consideration and investments in equity securities.
During the three months ended March 31, 2026, other income, net, decreased to $3.2 million from $4.5 million in the prior-year period. The decrease in other income, net on a year-to-date basis was primarily driven by a gain from the remeasurement of acquisition-related contingent consideration liabilities in the prior year period, partially offset by foreign currency tailwinds.
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

During the three months ended March 31, 2026, we recognized income tax expense of $1.0 million, compared to income tax benefit of $0.4 million in the same period of 2025. The change in the tax provision was primarily attributable to a shift from pre-tax income in the prior year period to a pre-tax loss in the current period, higher tax expense for stock-based compensation, and additional tax expense related to prior year state tax returns.
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

The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its GAAP net income/(loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
GAAP net income/(loss)	$(1,473)	$2,912
Adjusted for:
Depreciation and amortization	5,203	4,719
Provision/(benefit) for income taxes	1,033	(443)
Stock-based compensation	8,454	10,743
Transaction and transformation-related costs (1)	526	438
Geographic reorganization (2)	361	344
Restructuring costs (3)	1,655	402
Interest and other income, net (4)	(3,241)	(4,506)
Non-GAAP EBITDA	$12,518	$14,609
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
The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its GAAP net income/(loss) for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
GAAP net income/(loss)	$(1,473)	$2,912
Adjusted for:
Stock-based compensation	8,454	10,743
Transaction and transformation-related costs (1)	526	438
Geographic reorganization (2)	361	344
Restructuring costs (3)	1,655	402
Other (income)/expense, net (4)	(691)	(1,301)
Tax impact of non-GAAP adjustments (5)	(1,335)	(3,586)
Non-GAAP net income	$7,497	$9,952
Number of shares used in the GAAP diluted EPS	84,680	87,786
GAAP diluted EPS	$(0.02)	$0.03
Number of shares used in the Non-GAAP diluted EPS	85,912	87,786
Non-GAAP diluted EPS	$0.09	$0.11

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
Our principal source of liquidity continues to be cash generated from our operations. From time to time, we seek additional financing by means of follow-on public offerings of our common stock. The latest offering closed on November 14, 2024 and resulted in $107.6 million of net proceeds, after deducting underwriting discounts and commissions. Additionally, we entered into an agreement establishing a revolving credit facility with JPMorgan Chase Bank, N.A., as an administrative agent for the lenders. The revolving credit facility provides us with $30.0 million of available borrowing capacity. On May 20, 2025, the maturity of this facility was extended to March 15, 2028. See Note 6 “Debt” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for information regarding our debt.
As of March 31, 2026, Grid Dynamics had cash and cash equivalents amounting to $327.5 million compared to $342.1 million at December 31, 2025. Of these amounts, $49.0 million and $48.4 million, respectively, were held outside the United States, and included Switzerland, the U.K., India, Netherlands, Mexico, Moldova, Armenia, Argentina, Poland, and other countries. We did not have any debt outstanding under the revolving credit facility as of March 31, 2026. We believe that our cash and cash equivalents balance, cash generated from operating activities and proceeds from our November 2024 offering will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 6 “Debt”, Note 8 “Leases” and Note 13 “Commitments and contingencies” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for detailed information on our contractual obligations and commitments.

Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$8,391	$9,351
Net cash used in investing activities	$(3,960)	$(3,339)
Net cash used in financing activities	$(17,577)	$(15,835)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,444)	$655
Net decrease in cash, cash equivalents and restricted cash	$(14,590)	$(9,168)
Cash, cash equivalents and restricted cash (beginning of period)	$342,058	$335,155
Cash, cash equivalents and restricted cash (end of period)	$327,468	$325,987
Operating Activities. Net cash provided by operating activities was $8.4 million for the three months ended March 31, 2026, compared to $9.4 million in the prior-year quarter. The $1.0 million decrease was primarily driven by changes in working capital, specifically regarding the timing of payments to vendors and settlement of employee-related liabilities.
Investing Activities. Net cash used in investing activities was $4.0 million for the three months ended March 31, 2026, compared to $3.3 million in the prior-year period, and was related to our capital expenditures and the capitalization of internally developed projects in both periods.
Financing Activities. Net cash used in financing activities was $17.6 million for the three months ended March 31, 2026, largely driven by repurchases of our common stock initiated in the fourth quarter of 2025, payment of contingent consideration for our 2024 acquisitions and tax withholding obligations related to the issuance of shares in connection with vested equity awards. Net cash used in financing activities for the three months ended March 31, 2025 was $15.8 million and was primarily related to tax withholding obligations in connection with vested equity awards.
Off-Balance Sheet Arrangements and Commitments
We do not have any material off-balance sheet commitments or contractual arrangements other than those disclosed in Note 8 “Leases” and Note 13 “Commitments and contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Grid Dynamics has in the past and may in the future be exposed to certain market and credit risks in the ordinary course of business, including exposure related to fluctuations in foreign currency rates, and on occasion and to a lesser extent, changes in interest rates and concentration of credit risk. In addition, Grid Dynamics’ international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.
Foreign Currency Exchange Rate Risk
Grid Dynamics is exposed to foreign currency exchange transaction risk related to funding its non-US operations and to foreign currency translation risk related to certain of its subsidiaries’ cash balances that are denominated in currencies other than the

U.S. dollar. In addition, Grid Dynamics’ profit margins are subject to volatility as a result of changes in foreign exchange rates. Grid Dynamics’ functional currency apart from the U.S. dollar includes Euro, British pounds, Mexican pesos, Polish zloty, Serbian dinars, and Indian rupees. When and where possible, Grid Dynamics seeks to match expenses of each entity to currencies in which revenues are generated, creating a natural hedge. In future periods, Grid Dynamics may also become materially exposed to changes in the value of Argentinian pesos against the U.S. dollar, due to expansion of operations in these countries.
In the three months ended March 31, 2026, approximately 48.3% of Grid Dynamics’ $107.8 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 46.1% of Grid Dynamics’ $102.5 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended March 31, 2025.
In the three months ended March 31, 2026:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $0.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $0.6 million decrease in income from operations.
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $0.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $0.6 million decrease in income from operations.
•a 10% decrease in the value of the Serbian dinars against the U.S. dollar would have resulted in a $0.3 million increase in Grid Dynamics’ income from operations, while a 10% increase in the dinar's value would have resulted in a $0.4 million decrease in income from operations.
In the three months ended March 31, 2025:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.4 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.7 million million decrease in income from operations.
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $0.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $0.6 million decrease in income from operations.
•a 10% decrease in the value of the Serbian dinars against the U.S. dollar would have resulted in a $0.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the dinar’s value would have resulted in a $0.1 million decrease in income from operations.
Grid Dynamics analyzes sensitivity to the zloty, rupees, and Serbian dinars separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the quarter ended March 31, 2026.
Grid Dynamics manages its exposure to foreign currency fluctuations through hedging program under which the Company enters into short-term foreign exchange forward contracts designed as cash flow hedges of forecasted transactions denominated in Polish zloty. These contracts generally mature during six months or less. As of March 31, 2026, all foreign exchange forward contracts qualified for hedge accounting, with no collateral required to be posted.
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
Changes in Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, confirmed there have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026.
The risks and uncertainties that we face are not limited to those set forth in our Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
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
The following information describes the Company's stock repurchases during the quarter ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share(1)	Total numbers of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program
	(in thousands, except per share amounts)
January 1, 2026 to January 31, 2026	—	$—	—	$48,000
February 1, 2026 to February 28, 2026	—	$—	—	$48,000
March 1, 2026 to March 31, 2026	1,801	$6.37	2,001	$36,536
Total	1,801		2,001
__________________________
(1)Average price paid per share includes commission.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a) No director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2026.
Item 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated By-Laws of Grid Dynamics Holdings, Inc., as amended and restated as of February 26, 2026	8-K	3.1	February 27, 2026
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments	Filed herewith
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

Grid Dynamics Holdings, Inc.

Date: April 30, 2026	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)