Form 10-Q
period 2026-06-30
GRID DYNAMICS HOLDINGS, INC.
filed 2026-07-30
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of July 24, 2026, there were 81,126,881 shares of registrant’s common stock outstanding.

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
•the possibility that we have been and may continue to be adversely affected by macroeconomic conditions, inflationary pressures, the geopolitical climate, including as a result of the uncertainty around the conflict with Iran, the impact of tariffs and other economic, business, and/or competitive factors; and
•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.
ii

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in this Quarterly Report on Form 10-Q and in Item 1A, “Risk Factors” in our Annual Report on Form 10-K. Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$298,429	$342,058
Trade receivables, net of allowance of $4,471 and $3,721 as of June 30, 2026 and December 31, 2025, respectively	95,562	79,485
Prepaid expenses and other current assets	16,312	17,987
Total current assets	410,303	439,530
Property and equipment, net	17,835	17,666
Operating lease right-of-use assets, net	15,946	16,383
Intangible assets, net	48,831	41,608
Goodwill	91,729	84,364
Deferred tax assets	9,793	8,865
Other noncurrent assets	5,931	4,474
Total assets	$600,368	$612,890

Liabilities and equity
Current liabilities
Accounts payable	$5,152	$3,698
Accrued compensation and benefits	30,035	25,555
Operating lease liabilities, current	5,505	6,253
Accrued expenses and other current liabilities	16,169	16,608
Total current liabilities	56,861	52,114
Deferred tax liabilities	10,452	7,920
Operating lease liabilities, noncurrent	11,203	10,783
Contingent consideration, noncurrent	1,587	—
Other noncurrent liabilities	340	—
Total liabilities	$80,443	$70,817

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000 shares authorized; 85,680 and 84,843 issued, 81,074 and 84,642 outstanding, as of June 30, 2026 and December 31, 2025, respectively	$9	$8
Additional paid-in capital	553,789	545,188
Accumulated deficit	(798)	(2,177)
Treasury stock	(30,754)	(2,000)
Accumulated other comprehensive income/(loss)	(2,321)	1,054
Total stockholders’ equity	$519,925	$542,073
Total liabilities and stockholders’ equity	$600,368	$612,890
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$108,164	$101,095	$212,264	$201,510
Cost of revenues	68,545	66,592	136,413	130,010
Gross profit	39,619	34,503	75,851	71,500

Operating expenses
Engineering, research, and development	6,423	6,744	12,502	13,230
Sales and marketing	7,122	7,116	14,816	15,373
General and administrative	24,798	20,766	50,938	45,057
Total operating expenses	38,343	34,626	78,256	73,660

Income/(loss) from operations	1,276	(123)	(2,405)	(2,160)
Other income, net	3,187	7,424	6,428	11,930
Income before income taxes	4,463	7,301	4,023	9,770
Provision for income taxes	1,611	2,028	2,644	1,585
Net income	$2,852	$5,273	$1,379	$8,185

Income per share
Basic	$0.03	$0.06	$0.02	$0.10
Diluted	$0.03	$0.06	$0.02	$0.09

Weighted-average shares outstanding
Basic	82,283	84,578	83,475	84,352
Diluted	83,024	86,447	84,453	87,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30, 2026
	2026	2025	2026	2025
Net income	$2,852	$5,273	$1,379	$8,185
Other comprehensive income/(loss):
Foreign currency translation adjustment	(12)	3,639	(2,645)	5,389
Other comprehensive income/(loss), net of tax	120	—	(730)	—
Other comprehensive income/(loss), net of tax	108	3,639	(3,375)	5,389
Comprehensive income/(loss)	$2,960	$8,912	$(1,996)	$13,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	84,843	$8	$545,188	$(2,177)	200	$(2,000)	$1,054	$542,073
Net loss	—	—	—	(1,473)	—	—	—	(1,473)
Stock-based compensation	—	—	8,454	—	—	—	—	8,454
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	727	1	(3,991)	—	—	—	—	(3,990)
Repurchase of common stock	—	—	—	—	1,801	(11,464)	—	(11,464)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,483)	(3,483)
Balance at March 31, 2026	85,570	$9	$549,651	$(3,650)	2,001	$(13,464)	$(2,429)	$530,117
Net income	—	—	—	2,852	—	—	—	2,852
Stock-based compensation	—	—	4,429	—	—	—	—	4,429
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	110	—	(291)	—	—	—	—	(291)
Repurchase of common stock	—	—	—	—	2,606	(17,290)	—	(17,290)
Other comprehensive income, net of tax	—	—	—	—	—	—	108	108
Balance at June 30, 2026	85,680	$9	$553,789	$(798)	4,607	$(30,754)	$(2,321)	$519,925

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	83,609	$8	$532,578	$(11,845)	—	$—	$(2,912)	$517,829
Net income	—	—	—	2,912	—	—	—	2,912
Stock-based compensation	—	—	10,743	—	—	—	—	10,743
Exercise of stock options	42	—	363	—	—	—	—	363
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	837	—	(16,236)	—	—	—	—	(16,236)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,750	1,750
Balance at March 31, 2025	84,488	$8	$527,448	$(8,933)	—	$—	$(1,162)	$517,361
Net income	—	—	—	5,273	—	—	—	5,273
Stock-based compensation	—	—	6,717	—	—	—	—	6,717
Exercise of stock options	30	—	57	—	—	—	—	57
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	92	—	(833)	—	—	—	—	(833)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,639	3,639
Balance at June 30, 2025	84,610	$8	$533,389	$(3,660)	—	$—	$2,477	$532,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$1,379	$8,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,472	9,619
Operating lease right-of-use assets amortization expense	2,677	2,472
Bad debt expense	855	399
Stock-based compensation	12,883	17,460
Deferred income taxes	(1,208)	(1,353)
Other income, net	(1,216)	(6,309)
Changes in assets and liabilities:
Trade receivable	(15,379)	(8,755)
Prepaid expenses and other assets	470	(434)
Accounts payable	1,242	2,240
Accrued compensation and benefits	3,003	6,315
Operating lease liabilities	(2,672)	(2,443)
Income taxes, net	58	(3,834)
Accrued expenses and other liabilities	1,929	169
Net cash provided by operating activities	14,493	23,731
Cash flows from investing activities
Acquisition of business, net of cash acquired	(14,052)	—
Purchase of property and equipment	(7,538)	(7,511)
Other investing activities, net	—	198
Net cash used in investing activities	(21,590)	(7,313)
Cash flows from financing activities
Payments for repurchases of common stock	(28,754)	—
Payments of tax obligations resulting from net share settlement of vested stock awards	(4,281)	(17,069)
Payment of contingent consideration related to previously acquired businesses	(2,120)	—
Proceeds from exercises of stock options, net of shares withheld for taxes	—	469
Payment of debt issuance cost	—	(253)
Net cash used in financing activities	(35,155)	(16,853)
Effect of exchange rate changes on cash and cash equivalents	(1,377)	2,162
Net increase/(decrease) in cash and cash equivalents	(43,629)	1,727
Cash, cash equivalents and restricted cash, beginning of period	342,058	335,155
Cash, cash equivalents and restricted cash, end of period	$298,429	$336,882

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,863	$6,556
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$1,589	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	As of
	June 30, 2026	June 30, 2025
Balance sheet classification
Cash and cash equivalents	$298,429	$336,752
Restricted cash in Prepaid expenses and other current assets	—	130
Total cash, cash equivalents and restricted cash	$298,429	$336,882

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors (the “Affiliate”) exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in the Affiliate as of June 30, 2026. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions, all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the three and six months ended June 30, 2026.
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

Allowance for credit losses
The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts. The allowance is based upon historical loss experience, as adjusted for the current market conditions and forecasts about future economic conditions. As of June 30, 2026 and December 31, 2025, the Company recorded $4.5 million and $3.7 million of allowance for credit losses, respectively.
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
Prior period reclassifications
Certain amounts on the unaudited condensed consolidated balance sheets, unaudited consolidated statements of stockholders’ equity, unaudited condensed consolidated statements of cash flows, and certain verticals classifications in prior periods have been reclassified to conform with the current period presentation.
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
Note 2 — Acquisitions
On May 19, 2026, the Company acquired Ekumen Inc., CR77 SRL, and Gethen GmbH (collectively referred to as “Ekumen”) for a purchase price of $18.4 million, including cash paid at closing of $16.8 million and contingent consideration with an acquisition-date fair value of $1.6 million. The maximum amount of potential contingent cash consideration is $2.5 million, subject to attainment of certain revenue and gross margin metrics within 12 months. Ekumen is a Buenos Aires-based Robotics and Physical AI Product Engineering group with more than 13 years of experience delivering industrial robotics solutions for leading companies across the Americas, Spain, and Germany. This acquisition significantly expands Company’s capabilities to design, build and deploy production-grade robotic systems and agentic AI for enterprise clients.
Assets acquired and liabilities assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed as of June 30, 2026.
The estimated fair values are provisional and based on the information available as of the acquisition date. The Company expects to complete the purchase price allocation of Ekumen as soon as practicable but no later than one year from the acquisition date.

Ekumen
(in thousands)
Cash, cash equivalents and restricted cash	$2,725
Trade receivables(1)	1,553
Prepaid expenses and other current assets	80
Intangible assets	11,020
Goodwill(2)	7,728
Property and equipment, and other noncurrent assets	52
Total assets acquired	$23,158

Accounts payable, accrued expenses and other current liabilities	$(1,851)
Deferred taxes	(2,941)
Total liabilities assumed	$(4,792)
Purchase price allocation	$18,366
________________________
(1)The estimated fair values of trade receivables equaled their gross contractual amounts due as of the acquisition date.
(2)The goodwill recognized as a result of the Ekumen acquisition is primarily attributed to the value the Company expects to achieve through growth opportunities globally as well as the assembled workforce acquired. The goodwill is not deductible for income tax purposes.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the six months ended June 30, 2026 are as follows:

	Ekumen
	Fair Value	Useful Life
	(dollars in thousands)
Customer relationships	$10,437	8 years
Trade name	583	3 years
Total identified intangible assets	$11,020
Effect on operating results
During the three and six months ended June 30, 2026, net income from Ekumen since the date of acquisition was not material. Pro forma results of operations have not been presented for Ekumen because the effect of the acquisition on the Company’s unaudited condensed consolidated financial statements was not material.
Note 3 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of June 30, 2026 and

December 31, 2025 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2026
Financial Assets:
Cash equivalents:
Money market funds	$234,309	$234,309	$234,309	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$1,654	$1,654	$—	$—	$1,654
Foreign exchange derivative liabilities	$390	$390	$—	$390	$—

December 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$271,513	$271,513	$271,513	$—	$—
Foreign exchange derivative assets	$196	$196	$—	$196	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$3,370	$3,370	$—	$—	$3,370
__________________________
(1)Equity securities that do not have readily determinable fair value and are measured at cost.
Contingent consideration payable
The fair value of contingent consideration payable is determined using the Monte-Carlo model, which is primarily based on projected financial results of acquired business adjusted to market risk assumptions, probability of achievement of performance targets set in purchase agreements and respective discount rates. Even though there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. Changes in financial projections, discount rates, timing and amount of specific milestone estimates, as well as probability assumptions related to achieving the various performance milestones, would result in a change in the fair value of the recorded contingent consideration payable. Such changes, if any, are recorded in Other income, net in the unaudited condensed consolidated statement of income.
In February 2026, the Company amended the earnout arrangement associated with the acquisition of Mobile Computing completed in October 2024. Pursuant to the amendment, the earnout consideration attributable to the initial performance period was settled at $1.8 million, which was paid in February 2026. The remaining maximum aggregate earnout consideration of $1.0 million is subject to additional performance period ending December 31, 2026, based on the revenue performance of the acquired business.
During the three months ended June 30, 2026, the Company completed the acquisition of Ekumen pursuant to which the Company committed to make a cash earnout payment subject to attainment of specific performance targets within a period ending May 19, 2027.
The following table presents the weighted average discount rates for risk-free performance targets and time value used to determine fair values of contingent consideration payable for Ekumen and Mobile Computing as of June 30, 2026:

	Ekumen	Mobile Computing
Weighted average discount rate for risk-free performance targets	12.4%	8.5%
Discount rate for credit risk and time value	1.6%	1.8%
The Company records short-term contingent consideration payable in Accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the six months ended June 30, 2026 is as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2026	$3,370
Acquisition date fair value of contingent consideration payable — Ekumen	1,589
Payment of contingent consideration - JUXT	(370)
Payment of contingent consideration - Mobile Computing	(1,750)
Change in fair value of contingent consideration payable included in Other income, net - Mobile Computing	(1,183)
Effect of net foreign currency exchange rate changes	(2)
Contingent consideration payable as of June 30, 2026	$1,654
Note 4 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		June 30, 2026	December 31, 2025
	(in years)	(in thousands)
Computers and equipment	2-6	$19,751	$19,111
Furniture and fixtures	3-10	1,747	1,763
Software	3-5	1,685	1,388
Leasehold improvements	2-8	1,555	1,580
Office equipment	2-5	854	779
Vehicles	5	126	129
		$25,718	$24,750
Less: Accumulated depreciation and amortization		(19,263)	(18,334)
		$6,455	$6,416

Capitalized software development costs	2	$34,184	$29,348
Less: Accumulated amortization		(22,804)	(18,098)
		$11,380	$11,250
Property and equipment, net		$17,835	$17,666

Note 5 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		June 30, 2026	December 31, 2025
	(in years)	(in thousands)
Customer relationships	8-12	$64,030	$53,875
Tradenames	2-10	7,576	7,012
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$73,185	$62,466
Less: Accumulated amortization		(24,354)	(20,858)
Intangible assets, net		$48,831	$41,608
Based on the carrying value of the Company’s existing intangible assets as of June 30, 2026, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2026 (excluding six months ended June 30, 2026)	$4,249
2027	7,971
2028	7,825
2029	7,222
2030	7,100
Thereafter	14,464
Total	$48,831

Note 6 — Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Accrued expenses	$7,473	$6,131
Accrued income taxes	3,444	2,159
Value added tax payable	1,914	1,514
Deferred revenue	1,508	1,469
Contingent consideration payable, current	67	3,370
Other liabilities	1,763	1,965
Total accrued expenses and other current liabilities	$16,169	$16,608
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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the Credit Agreement. As of June 30, 2026, the Company was in compliance with all covenants contained in the Credit Agreement.
As of June 30, 2026 and December 31, 2025, the Company did not have any outstanding debt under the Credit Agreement.
Note 8 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three and six months ended June 30, 2026 and 2025.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer Location	(in thousands)
North America	$74,626	$71,086	$145,649	$143,770
Europe	25,039	20,855	49,671	39,818
Other	8,499	9,154	16,944	17,922
Revenues	$108,164	$101,095	$212,264	$201,510
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Vertical	(in thousands)
Technology, Media and Telecom	$34,357	$25,188	$65,116	$48,790
Retail	28,640	28,845	56,423	60,000
Finance	24,736	25,386	49,190	50,414
CPG/Manufacturing(1)	11,796	11,316	23,344	22,453
Healthcare and Pharma	2,109	2,556	4,263	4,961
Other	6,526	7,804	13,928	14,892
Revenues	$108,164	$101,095	$212,264	$201,510
__________________________
(1)CPG stands for Consumer Packaged Goods.
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract Type	(in thousands)
Time-and-material	$100,527	$93,827	$196,066	$186,245
Fixed-fee	7,637	6,683	16,198	14,045
Other revenues	—	585	—	1,220
Revenues	$108,164	$101,095	$212,264	$201,510
Contract balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized.

The Company’s contract balances as of the below dates were as follows:

	As of
	June 30, 2026	December 31, 2025	December 31, 2024
	(in thousands)
Trade receivables, net:
Billed receivables	$87,240	$71,260	$64,754
Unbilled receivables	$8,322	$8,225	$4,617
Contract liabilities in Accrued expenses and other current liabilities	$1,508	$1,469	$2,690
As of June 30, 2026, December 31, 2025 and 2024, the Company did not have contract assets recorded in its condensed consolidated balance sheets.
During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.4 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized $0.7 million and $2.3 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2024.
Remaining performance obligations
ASC Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2026. This disclosure is not required for:
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
All of our performance obligations met one or more of these exemptions as of June 30, 2026.
Customer concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer 1	17.4%	15.1%	17.3%	14.7%
The following table shows the number of customers exceeding 10% of the Company’s billed and unbilled receivables balances:

	As of
	June 30, 2026	December 31, 2025
Billed receivables	1	1
Unbilled receivables	3	2

Transactions with related parties
During the three and six months ended June 30, 2026 and 2025, the Company conducted transactions with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, during the three and six months ended June 30, 2026, the Company recorded revenues from related parties of $8.7 million and $16.3 million, respectively. During the same periods of 2025, the Company recorded revenues from related parties of $7.5 million and $14.2 million, respectively. As of June 30, 2026 and December 31, 2025, billed receivables from related parties were $6.5 million and $4.6 million, respectively. Unbilled receivables from related parties as of June 30, 2026 and December 31, 2025 were $0.3 million, respectively.

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
The Company’s leases have remaining lease terms ranging from 0.2 to 5.0 years as of June 30, 2026. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of June 30, 2026 and December 31, 2025, the Company had no finance leases.
Operating lease expense is recorded on a straight-line basis over the lease term. During the three and six months ended June 30, 2026 and 2025, lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$1,574	$1,458	$3,197	$2,938
Variable lease cost	223	129	356	250
Short-term lease cost	220	209	522	429
Total lease cost	$2,017	$1,796	$4,075	$3,617
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Lease liability payments	$1,740	$1,471	$3,370	$2,836
Lease right-of-use assets obtained in exchange for liabilities	$865	$3,118	$2,917	$3,118
Non-cash net increase in lease assets due to lease modifications	$(216)	$1,861	$(216)	$1,861
Non-cash net increase in lease liability due to lease modifications	$216	$(1,743)	$216	$(1,743)
Weighted average remaining lease term and discount rate as of June 30, 2026 and December 31, 2025 were as follows:

	As of
	June 30, 2026	December 31, 2025
Weighted average remaining lease term, in years	3.5	3.7
Weighted average discount rate	7.7%	7.6%
As of June 30, 2026, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2026 (excluding six months ended June 30, 2026)	$3,730
2027	5,673
2028	4,029
2029	3,169
2030	2,312
Thereafter	278
Total lease payments	19,191
Less: imputed interest	(2,483)
Total	$16,708
There were no lease agreements signed with related parties as of June 30, 2026 and December 31, 2025.
The Company does not have finance lease agreements that had not yet commenced.
Note 10 — Income taxes
The Company recorded income tax expense of $1.6 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was 36.1% and 27.8% for the second quarter of 2026 and 2025, respectively. The Company recorded income tax expense of $2.6 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was 65.7% and 16.2% during the six months ended June 30, 2026 and 2025, respectively. The change in the effective tax rate for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was attributable mainly to non-taxable income in the prior year, higher tax expense for stock-based compensation, and additional tax expense related to prior year state tax returns.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes certain changes to the U.S. tax law applicable to the Company in 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures, including immediate expensing for qualifying domestic research expenditures, and revisions to the U.S. taxation of profits derived from international operations. The Act did not have a material impact on the Company's consolidated financial statements for the six months ended June 30, 2026.
Note 11 — Stockholders’ equity
Stock-based compensation expense
Employee stock-based compensation cost recognized in the unaudited condensed consolidated statements of income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenues	$333	$564	$843	$1,134
Engineering, research, and development	290	669	744	1,812
Sales and marketing	488	1,106	1,719	2,946
General and administrative	3,318	4,378	9,577	11,568
Total stock-based compensation	$4,429	$6,717	$12,883	$17,460
Stock Options
2018 Stock Plan
Stock option activity under the Company’s 2018 Stock Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2026	1,240,525	$3.54	$6,811
Options exercised	—	$—
Options outstanding as of June 30, 2026	1,240,525	$3.54	$2,655	2.6

Options vested and exercisable as of June 30, 2026	1,240,525	$3.54	$2,655	2.6
As of June 30, 2026, the Company fully recognized stock-based compensation costs related to 2018 Stock Plan options.
2020 Equity Incentive Plan
As of June 30, 2026, 4.9 million shares were available for grant under 2020 Equity Incentive Plan, as amended (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2026	2,502,500	$12.61	$833
Options forfeited	(25,082)	$12.13
Options expired	(90,769)	$14.70
Options outstanding as of June 30, 2026	2,386,649	$12.54	$—	4.7

Options vested and exercisable as of June 30, 2026	2,257,769	$12.54	$—	4.6
The Company elected the policy to account for forfeitures upon occurrence. The total unrecognized compensation expenses related to 2020 Stock Plan options as of June 30, 2026 were $0.6 million to be expensed on a straight-line basis over the remaining 0.8 years.
Restricted Stock Units (“RSUs”)
RSUs granted do not participate in earnings or dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2026	1,225,283	$14.30
Awards granted	1,056,600	$8.34
Awards vested and released	(368,131)	$15.02
Awards forfeited	(58,281)	$12.27
Unvested awards as of June 30, 2026	1,855,471	$10.83
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of June 30, 2026 were $16.6 million to be expensed on a straight-line basis over 2.3 years.
Performance Stock Units (“PSUs”)

The following table summarizes activity of the Company’s PSUs for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2026(1)	1,769,358	$15.84
Awards granted	697,500	$9.66
Performance achievement adjustment	109,957	$10.66
Modifier adjustments rTSR	(203,135)	$—
Modifier adjustments rCAGR	37,399	$17.89
Awards vested and released	(1,080,953)	$16.21
Awards forfeited	(28,820)	$14.77
Unvested awards as of June 30, 2026(2)	1,301,306	$14.34
__________________________
(1)Reported at the estimated performance adjustment of 206% for the tranches based on performance for the year ended December 31, 2025 and 131% for the remaining tranches.
(2)Reported at the estimated performance achievement of 138% for the tranches based on expected performance for the year ending December 31, 2026 and 100% for the remaining tranches.
The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of June 30, 2026 were $8.0 million to be expensed over 1.1 years.
Stock Repurchase Program
On October 23, 2025, the Board of Directors authorized a share repurchase program of up to $50.0 million of the Company’s common stock. The Company accounts for treasury stock under the cost method and reports it as a reduction of stockholders’ equity in the consolidated balance sheets.
During the three and six months ended June 30, 2026, the Company repurchased 2.6 million and 4.4 million shares of common stock for $17.3 million and $28.8 million, respectively, in cash. These shares are held as treasury stock. Accordingly, as of June 30, 2026, $19.2 million remained available for future repurchases under the program.
Note 12 — Earnings per share
The following table sets forth the computation of basic and diluted earnings per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator for basic and diluted income per share
Net income	$2,852	$5,273	$1,379	$8,185

Denominator:
Weighted-average shares outstanding – basic	82,283	84,578	83,475	84,352
Net effect of dilutive stock options and restricted stock units	741	1,869	978	2,814
Weighted-average shares outstanding – diluted	83,024	86,447	84,453	87,166

Income per share
Basic	$0.03	$0.06	$0.02	$0.10
Diluted	$0.03	$0.06	$0.02	$0.09

The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net income per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock options to purchase common stock	2,419	1,632	2,453	510
Restricted stock units	1,661	341	1,629	195
Performance stock units	872	604	867	586
Total	4,952	2,577	4,949	1,291
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
The Company’s determination that it operates as a single segment is based on the financial information regularly reviewed by the CODM. The CODM assesses core operating performance and allocates operating and capital resources of the Company based on gross profit, income/(loss) from operations and net income/(loss) that are also reported on the unaudited condensed consolidated statements of income. All three metrics are used to analyze budget-to-actual variances on a monthly and quarterly basis and to decide on the allocation of operating and capital resources to a single segment or new acquisitions. Additionally, the CODM reviews operating expenses, including cost of revenues, engineering, research, and development, sales and marketing, general and administrative expenses and trade receivables at the consolidated level to manage the Company’s operations. The Company does not generate, analyze and evaluate any discrete financial information for individual verticals or sales markets as of the reporting date. The CODM does not evaluate operating performance using asset or liability information.
Geographic Information

The following table presents revenues by customer location for the three and six months ended June 30, 2026 and 2025. The Company attributes customers to respective countries based upon the location of the customer served.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
United States	$74,483	$71,044	$145,408	$143,682
United Kingdom	13,349	11,105	26,086	21,821
India	4,847	3,278	8,857	5,557
Poland	3,991	3,528	7,635	6,892
Other	11,494	12,140	24,278	23,558
Total Revenues	$108,164	$101,095	$212,264	$201,510
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Poland	$5,945	$5,672
Ukraine	2,339	2,174
Serbia	2,130	2,375
United States	1,643	1,491
Armenia	1,421	1,364
Moldova	1,270	1,329
Other	3,087	3,261
Total	$17,835	$17,666
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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through July 30, 2026, the date these unaudited condensed consolidated financial statements were issued.

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
Overview
Grid Dynamics Holdings, Inc. (“Grid Dynamics,” the “Company,” “we,” “us,” or “our”) is an enterprise artificial intelligence (“AI”) transformation partner for the Fortune 1000. We are a product-centric engineering company focused on solving the most complex mission-critical challenges with an emphasis on driving revenue-generating capabilities, not just cost optimization. We combine world-class engineering discipline with a specialized AI-native framework, enabling global enterprises to deploy business-driven solutions at scale. We serve as a strategic technology partner, providing the architecture and technical rigor required to transform complex challenges into competitive advantages for our customers.
We seek to solve the most pressing technical challenges and enable positive business outcomes for enterprise companies through AI, data, cloud and digital engagement engineering expertise, building on our nearly two decades of technology leadership and pioneering enterprise AI expertise. AI has become the core of our business, with a focus on AI-led transformation with high-value enterprise engagements. Our strategic foundation is our Grid Dynamics AI-Native (“GAIN”) engagement model, a development framework for software delivery in the AI era, which fundamentally rethinks team composition, engineering workflows, and delivery practices. The GAIN model represents a shift from effort-based development to AI and human collaboration optimized for global, enterprise-scale delivery, with emphasis on domain specialists, software architects, and experts in emerging technology.
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(in thousands, except per share data and percentages)
Revenues	$108,164	100.0%	$101,095	100.0%	$212,264	100.0%	$201,510	100.0%
Gross profit	$39,619	36.6%	$34,503	34.1%	$75,851	35.7%	$71,500	35.5%
Income/(loss) from operations	$1,276	1.2%	$(123)	(0.1)%	$(2,405)	(1.1)%	$(2,160)	(1.1)%
Net income	$2,852	2.6%	$5,273	5.2%	$1,379	0.6%	$8,185	4.1%
Diluted income per share	$0.03	n/a	$0.06	n/a	$0.02	n/a	$0.09	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	$14,724	13.6%	$12,745	12.6%	$27,242	12.8%	$27,354	13.6%
Non-GAAP net income(1)	$8,953	8.3%	$8,293	8.2%	$16,450	7.7%	$18,245	9.1%
Non-GAAP diluted EPS(1)	$0.11	n/a	$0.10	n/a	$0.19	n/a	$0.21	n/a
__________________________

(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
Our key metrics for the three months ended June 30, 2026 are presented below:
•Revenues: Total revenues increased 7.0% year-over-year to $108.2 million, primarily driven by increased demand in our Technology, Media and Telecom vertical.
•Gross margin: Our gross profit margin for the second quarter reached 36.6%, an increase of 250 basis points compared to 34.1% in the prior-year quarter.
•Net income and EPS: Net income for the second quarter was $2.9 million, or $0.03 per diluted share, compared to net income of $5.3 million, or $0.06 per diluted share, in the prior-year quarter.
•Non-GAAP measures: Non-GAAP EBITDA was $14.7 million for the three months ended June 30, 2026, compared to $12.7 million in the prior-year quarter. Diluted Non-GAAP earnings per share was $0.11 per share, compared to $0.10 per share in the prior-year quarter.
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
Employees by Region
Attracting and retaining top talent in key regions is vital to Grid Dynamics’ success and our ability to drive revenue growth. Our long-term prospects depend on recruiting qualified IT professionals who support a global delivery model across the Americas, Europe, and Asia. This geographic footprint allows us to provide clients with continuous development, US-based leadership, and specialized talent pools optimized for both quality and cost-efficiency. We seek to employ the appropriate professionals in locations to optimize our employee costs and expenses. Currently, the vast majority of our workforce consists of these highly skilled IT professionals. We increasingly prioritize experienced senior talent over volume staffing to handle the complexity of production-grade infrastructure required for AI implementations.
The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of June 30,
	2026	2025
Americas(1)	863	846
Europe(2)	3,011	3,240
Rest of the world(3)	964	927
Total	4,838	5,013
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

Hours and Utilization
Currently, a majority of Grid Dynamics’ customer projects are performed and invoiced on a time and materials basis, although as part of our strategy, an increasing number of projects are performed on a fixed-price basis. Grid Dynamics’ management tracks and projects billable hours as an indicator of business volume and corresponding resource needs for IT professionals. To maintain its gross profit margins, Grid Dynamics must effectively utilize its IT professionals, which depends on its ability to integrate and train new personnel, to efficiently transition personnel from completed projects to new assignments, to forecast customer demand for services and to attract and deploy personnel in the right regions with appropriate skills and seniority to projects. With respect to fixed-price projects, Grid Dynamics must accurately project the time and other costs associated with project performance. Grid Dynamics’ management generally tracks utilization with respect to subsets of employees, by location or by project, and calculates the utilization rate for each subset by dividing (x) the aggregate number of billable hours for a period by (y) the aggregate number of total available hours for the same period. Grid Dynamics’ management analyzes and projects utilization to measure the efficiency of its workforce and to inform management’s budget and personnel decisions.
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. New customers have a direct impact on the Company’s ability to diversify sources of revenue and replace customers that may no longer require its services. The total number of customers for the six months ended June 30, 2026 was 213 customers, a slight increase from 211 a year ago.
Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward achieving a more diversified revenue mix. During each of the three and six months ended June 30, 2026 and 2025, one customer accounted for 10% or more of Grid Dynamics’ revenues. The Company expects to continue its focus on maintaining long-term relationships with customers while seeking to diversify its customer base.
The following tables present revenue concentration by amount and as a percentage of Grid Dynamics’ revenues for the periods indicated:

	Three Months Ended June 30,
	2026		2025
	(in thousands, except percentages)
Top one customer	$18,826	17.4%	$15,312	15.1%
Top five customers	$47,015	43.5%	$37,877	37.5%
Top ten customers	$66,557	61.5%	$57,933	57.3%
Top twenty customers	$83,172	76.9%	$73,929	73.1%
Customers below top twenty	$24,992	23.1%	$27,166	26.9%

	Six Months Ended June 30,
	2026		2025
	(in thousands, except percentages)
Top one customer	$36,732	17.3%	$29,536	14.7%
Top five customers	$88,826	41.8%	$73,591	36.5%
Top ten customers	$128,223	60.4%	$114,717	56.9%
Top twenty customers	$162,188	76.4%	$146,644	72.8%
Customers below top twenty	$50,076	23.6%	$54,866	27.2%
Strategic Ecosystem Partnerships
Our partnership relationships with major hyperscale cloud providers and leading platform AI companies are key to our enterprise go-to-market strategy. These relationships are co-development partnerships that give us and our clients privileged access to emerging capabilities, accelerated innovation cycles, and solutions that leverage best-in-class technologies. Our partnerships facilitate enhanced joint solution development and co-selling opportunities, helping clients employ and scale AI using the most advanced infrastructure available. The capabilities from these providers are then integrated, customized, and optimized for each enterprise’s specific needs.
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
We have no way to predict the progress or outcome of the military action in Ukraine, as the conflict and government responses continue to develop or worsen and remain beyond our control. Prolonged unrest, military activities, expansion of hostilities, or broad-based sanctions could have a material adverse effect on our operations and business outlook. For example, if Russia were to invade other countries, such as Moldova, it could adversely affect our business. In addition, the current geopolitical situations in Armenia, and separately in Serbia create additional uncertainty in the region, and could adversely affect our business.
Results of Operations
The three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Three Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$108,164	$101,095	$7,069	7.0%
Cost of revenues	68,545	66,592	1,953	2.9%
Gross profit	39,619	34,503	5,116	14.8%
Engineering, research, and development	6,423	6,744	(321)	(4.8)%
Sales and marketing	7,122	7,116	6	0.1%
General and administrative	24,798	20,766	4,032	19.4%
Total operating expense	38,343	34,626	3,717	10.7%
Income/(loss) from operations	1,276	(123)	1,399	n.m.
Other income, net	3,187	7,424	(4,237)	(57.1)%
Income before income taxes	4,463	7,301	(2,838)	(38.9)%
Provision for income taxes	1,611	2,028	(417)	(20.6)%
Net income	$2,852	$5,273	$(2,421)	(45.9)%

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$212,264	$201,510	$10,754	5.3%
Cost of revenues	136,413	130,010	6,403	4.9%
Gross profit	75,851	71,500	4,351	6.1%
Engineering, research, and development	12,502	13,230	(728)	(5.5)%
Sales and marketing	14,816	15,373	(557)	(3.6)%
General and administrative	50,938	45,057	5,881	13.1%
Total operating expense	78,256	73,660	4,596	6.2%
Loss from operations	(2,405)	(2,160)	(245)	11.3%
Other income, net	6,428	11,930	(5,502)	(46.1)%
Income before income tax	4,023	9,770	(5,747)	(58.8)%
Provision for income taxes	2,644	1,585	1,059	66.8%
Net income	$1,379	$8,185	$(6,806)	(83.2)%
Revenues
Our total revenues grew by 7.0% and 5.3%, reaching $108.2 million and $212.3 million for the three and six months of 2026, respectively.
Revenues by Verticals. We assign our customers into one of our five main vertical markets or a group of various industries where we seek to increase our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(in thousands, except percentages)
Technology, Media and Telecom	$34,357	31.8%	$25,188	24.9%	$65,116	30.7%	$48,790	24.2%
Retail	28,640	26.5%	28,845	28.5%	56,423	26.6%	60,000	29.8%
Finance	24,736	22.9%	25,386	25.1%	49,190	23.2%	50,414	25.0%
CPG/Manufacturing	11,796	10.9%	11,316	11.2%	23,344	11.0%	22,453	11.1%
Healthcare and Pharma	2,109	1.9%	2,556	2.5%	4,263	2.0%	4,961	2.5%
Other	6,526	6.0%	7,804	7.8%	13,928	6.5%	14,892	7.4%
Total	$108,164	100.0%	$101,095	100.0%	$212,264	100.0%	$201,510	100.0%
Technology, Media and Telecom (“TMT”) remained our largest vertical and principal growth driver, contributing 31.8% and 30.7% of total revenues for the three and six months ended June 30, 2026, respectively. Revenues in this vertical increased by 36.4% and 33.5% during the three and six months ended June 30, 2026, reaching $34.4 million and $65.1 million, respectively, compared to $25.2 million and $48.8 million, for the corresponding periods of 2025. Growth was primarily driven by strong demand from our largest technology customers.
Retail contributed 26.5% and 26.6% of our total revenues for three and six months ended June 30, 2026. Revenues reached $28.6 million for the second quarter and $56.4 million for the year-to-date period, versus $28.8 million and $60.0 million, respectively, in the prior year periods. Within this vertical we are witnessing demand from specialty retailers.
Finance revenues experienced decreases of 2.6% and 2.4%, reaching $24.7 million and $49.2 million, for the three and six months ended June 30, 2026, compared to $25.4 million and $50.4 million for the same periods in the prior year. Within this vertical strong demand from our banking and financial services customers was offset by completion of engagements at certain insurance customers. The Finance vertical contributed 22.9% and 23.2% of total revenues for the three and six months ended June 30, 2026, respectively.

The Consumer Packaged Goods/Manufacturing (“CPG”) accounted for 10.9% and 11.0% of total revenues for the three and six months ended June 30, 2026, respectively. Revenues in this vertical remained relatively flat on a quarterly basis reaching $11.8 million and $11.3 million for the three months ended June 2026 and 2025, respectively. Revenues for the first half of 2026 grew 4.0%, or $0.9 million, reaching $23.3 million, compared to $22.5 million for the corresponding prior year period. The year-to-date increase was primarily driven by robust demand from key accounts, including a leading wholesale food distributor. Furthermore, we continue to see ongoing engagement across our key manufacturing accounts.
The remainder of our revenues was generated by our Healthcare and Pharma and Other verticals, both of which remain targeted areas for strategic engagement as we continue to build our footprint:
•Healthcare and Pharma generated $2.1 million and $4.3 million of revenues for the three and six months ended June 30, 2026, representing 1.9% and 2.0% of total revenues, respectively. This compares to $2.6 million and $5.0 million, or 2.5% of total revenues in both periods of 2025.
•Our Other vertical contributed 6.0% and 6.5% of total revenues for the three and six months ended June 30, 2026, respectively, compared to 7.8% and 7.4% for the same periods of 2025. Revenues in this vertical decreased by 16.4% and 6.5% on a quarterly and year-to-date basis, respectively. The decline during both periods was primarily driven by moderate engagement levels from key accounts.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of client-serving professionals. Cost of revenues also includes depreciation and amortization expenses related to client-serving activities.
During the three months ended June 30, 2026, our cost of revenues was $68.5 million, an increase of $2.0 million, or 2.9%, compared to $66.6 million in the corresponding period of 2025. For the six months ended June 30, 2026, cost of revenues increased by $6.4 million, or 4.9%, reaching $136.4 million, compared to $130.0 million in the prior-year period. The increase in cost of revenues in both periods reflected our continued investment in delivery to support growing customer demand.
Gross profit was $39.6 million and $75.9 million for the three and six months ended June 30, 2026, representing an increase of $5.1 million, or 14.8%, and $4.4 million, or 6.1%, compared to $34.5 million and $71.5 million in the corresponding prior-year periods, respectively. Expressed as a percentage of revenues, gross margin was 36.6% and 35.7% for the three and six months ended June 30, 2026, compared to 34.1% and 35.5% in the prior-year periods, respectively. The increase in gross profit and expansion of gross margin were primarily driven by revenue growth outpacing delivery cost, improved delivery resource utilization and positive foreign exchange impacts.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits, including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
During the three and six months ended June 30, 2026, engineering, research, and development expenses were $6.4 million and $12.5 million respectively, representing a decrease of $0.3 million, or 4.8%, and $0.7 million, or 5.5%, compared to $6.7 million and $13.2 million in the corresponding prior-year periods, respectively. The decrease in both the quarterly and year-to-date periods primarily reflected our cost optimization. Expressed as a percentage of revenues, engineering, research, and development expenses were 5.9% for both the three and six months ended June 30, 2026, compared to 6.7% and 6.6% in the corresponding periods of 2025, respectively.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling our services. These expenses are comprised of personnel costs, including performance bonuses and stock-based compensation, marketing events, and travel expenses, as well as depreciation and amortization expenses related to such activities.
During the three months ended June 30, 2026, our sales and marketing expenses were $7.1 million, flat compared to the prior-year quarter. For the six months ended June 30, 2026, sales and marketing expenses were $14.8 million, a decrease of $0.6 million, or 3.6%, compared to $15.4 million in the prior-year period. Expressed as a percentage of revenues, sales and marketing expenses decreased to 6.6% and 7.0% for the three and six months ended June 30, 2026, respectively, compared to

7.0% and 7.6% in the corresponding periods of 2025. The decrease was primarily driven by lower stock-based compensation expense and cost optimization.
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
General and administrative expenses increased 19.4% to $24.8 million for the three months ended June 30, 2026, compared to $20.8 million in the prior-year period. For the six months ended June 30, 2026, general and administrative expenses totaled $50.9 million, an increase of 13.1% from $45.1 million in the same period of 2025. The increase was primarily driven by higher restructuring costs, professional fees associated with potential acquisitions, and increased facility and IT-related expenses, partially offset by lower compensation costs, including stock-based compensation expenses.
Expressed as a percentage of revenues, general and administrative expenses were 22.9% and 24.0% for the three and six months ended June 30, 2026, compared to 20.5% and 22.4% for the corresponding periods in 2025, respectively.
Other Income, Net
Other income, net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, and foreign exchange gains and losses as well as changes in the fair value of contingent consideration and investments in equity securities.
During the three and six months ended June 30, 2026, Other income, net, was $3.2 million and $6.4 million, respectively, compared to $7.4 million and $11.9 million in the corresponding prior-year periods. The decrease in both periods was primarily driven by a reduction in gains from the remeasurement of acquisition-related contingent consideration liabilities, which decreased to $1.2 million in the first half of 2026 from $6.3 million in the prior-year period, as well as lower money market income due to lower average cash balances, slightly offset by favorable net foreign exchange movements during the first half of 2026.
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
During the three months ended June 30, 2026, we recognized income tax expense of $1.6 million, compared to $2.0 million expense in the same period of 2025. During the six months ended June 30, 2026, we recognized income tax expense of $2.6 million, compared to $1.6 million in the same period of 2025. The change in the tax provision was primarily attributable to a higher tax expense for stock-based compensation, and additional tax expense related to prior year state tax returns.
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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its GAAP net income, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
GAAP net income	$2,852	$5,273	$1,379	$8,185
Adjusted for:
Depreciation and amortization	5,269	4,900	10,472	9,619
Provision for income taxes	1,611	2,028	2,644	1,585
Stock-based compensation	4,429	6,717	12,883	17,460
Transaction and transformation-related costs (1)	761	323	1,287	761
Geographic reorganization (2)	351	467	712	811
Restructuring costs (3)	2,638	461	4,293	863
Interest and other income, net (4)	(3,187)	(7,424)	(6,428)	(11,930)
Non-GAAP EBITDA	$14,724	$12,745	$27,242	$27,354
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

(3)Our restructuring costs include severance benefits and related employer taxes, as well as facility-related exit costs. These charges are presented within general and administrative expenses in the Company’s unaudited condensed consolidated statements of income.
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
The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its GAAP net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
GAAP net income	$2,852	$5,273	$1,379	$8,185
Adjusted for:
Stock-based compensation	4,429	6,717	12,883	17,460
Transaction and transformation-related costs (1)	761	323	1,287	761
Geographic reorganization (2)	351	467	712	811
Restructuring costs (3)	2,638	461	4,293	863
Other (income)/expense, net (4)	(862)	(4,357)	(1,553)	(5,658)
Tax impact of non-GAAP adjustments (5)	(1,216)	(591)	(2,551)	(4,177)
Non-GAAP net income	$8,953	$8,293	$16,450	$18,245
Number of shares used in the GAAP diluted EPS	83,024	86,447	84,453	87,166
GAAP diluted EPS	$0.03	$0.06	$0.02	$0.09
Number of shares used in the Non-GAAP diluted EPS	83,024	86,447	84,453	87,166
Non-GAAP diluted EPS	$0.11	$0.10	$0.19	$0.21
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
(3)Our restructuring costs include severance benefits and related employer taxes, as well as facility-related exit costs. These charges are presented within general and administrative expenses in the Company’s unaudited condensed consolidated statements of income.
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
As of June 30, 2026, Grid Dynamics had cash and cash equivalents amounting to $298.4 million compared to $342.1 million at December 31, 2025. Of these amounts, $50.4 million and $48.4 million, respectively, were held outside the United States, and included Switzerland, the U.K., India, Netherlands, Mexico, Moldova, Poland, Armenia, Argentina, and other countries. We did not have any debt outstanding under the revolving credit facility as of June 30, 2026. We believe that our cash and cash equivalents balance, cash generated from operating activities and proceeds from our November 2024 offering will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 9 “Leases” and Note 14 “Commitments and contingencies” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$14,493	$23,731
Net cash used in investing activities	$(21,590)	$(7,313)
Net cash used in financing activities	$(35,155)	$(16,853)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,377)	$2,162
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(43,629)	$1,727
Cash, cash equivalents and restricted cash (beginning of period)	$342,058	$335,155
Cash, cash equivalents and restricted cash (end of period)	$298,429	$336,882
Operating Activities. Net cash provided by operating activities was $14.5 million for the six months ended June 30, 2026, compared to $23.7 million in the prior-year period. The $9.2 million decrease was primarily driven by working capital fluctuations, including the timing of customer collections, vendor payments, and settlement of employee-related liabilities.
Investing Activities. Net cash used in investing activities was $21.6 million for the six months ended June 30, 2026, compared to $7.3 million for the six months ended June 30, 2025. The increase in the first half of 2026 was primarily driven by the acquisition of Ekumen, which resulted in cash outflows of $14.1 million, net of cash acquired. Cash spent on capital expenditures and capitalized internal-use software costs remained relatively stable across both periods.
Financing Activities. Net cash used in financing activities was $35.2 million for the six months ended June 30, 2026, compared to $16.9 million for the six months ended June 30, 2025. The $18.3 million increase in cash used was largely driven by an outflow of $28.8 million for common stock repurchases under the buyback program initiated in the fourth quarter of 2025. This was partially offset by a $12.8 million decrease in cash outflows for tax withholdings related to the net-share settlement of vested equity awards compared to the prior-year period.
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
In the three months ended June 30, 2026, approximately 49.1% of Grid Dynamics’ $106.9 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 50.1% of Grid Dynamics’ $101.2 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended June 30, 2025.
In the three months ended June 30, 2026:
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
•a 10% decrease in the value of the Serbian dinars against the U.S. dollar would have resulted in a $0.4 million increase in Grid Dynamics’ income from operations, while a 10% increase in the dinar's value would have resulted in a $0.5 million decrease in income from operations.
In the three months ended June 30, 2025:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $1.8 million million decrease in income from operations.
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
In the six months ended June 30, 2026, approximately 48.7% of Grid Dynamics’ $214.7 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 48.1% of Grid Dynamics’ $203.7 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the six months ended June 30, 2025.
In the six months ended June 30, 2026:
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
•a 10% decrease in the value of the Serbian dinars against the U.S. dollar would have resulted in a $0.8 million increase in Grid Dynamics’ income from operations, while a 10% increase in the dinar's value would have resulted in a $1.0 million decrease in income from operations.
In the six months ended June 30, 2025:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $2.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $3.5 million decrease in income from operations.
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $0.9 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $1.2 million decrease in income from operations.
•a 10% decrease in the value of the Serbian dinars against the U.S. dollar would have resulted in a $0.1 million increase in Grid Dynamics’ income from operations, while a 10% increase in the dinar’s value would have resulted in a $0.1 million decrease in income from operations.
Grid Dynamics analyzes sensitivity to the zloty, rupees, and Serbian dinars separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the quarter ended June 30, 2026.
Grid Dynamics manages its exposure to foreign currency fluctuations through hedging program under which the Company enters into short-term foreign exchange forward contracts designed as cash flow hedges of forecasted transactions denominated in Polish zloty. These contracts generally mature during six months or less. As of June 30, 2026, all foreign exchange forward contracts qualified for hedge accounting, with no collateral required to be posted.
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

Changes in Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, confirmed there have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following information describes the Company's stock repurchases during the quarter ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share(1)	Total numbers of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program
	(in thousands, except per share amounts)
April 1, 2026 to April 30, 2026	—	$—	—	$36,536
May 1, 2026 to May 31, 2026	2,260	$6.58	2,260	$21,666
June 1, 2026 to June 30, 2026	345	$7.00	345	$19,246
Total	2,606		2,606
__________________________
(1)Average price paid per share includes commission.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a) No director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended June 30, 2026.
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

Grid Dynamics Holdings, Inc.

Date: July 30, 2026	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)