Form 10-Q
period 2026-09-30
GRID DYNAMICS HOLDINGS, INC.
filed 2026-10-30
CIK 1743725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of October 23, 2026, there were 80,370,132 shares of registrant’s common stock outstanding.

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
•the military action launched by Russian forces in Ukraine, the actions that have been and could continue to be taken by other countries, including additional sanctions and actions taken in response to such sanctions, and the effect of these developments on our business and results of operations;
•the possibility that we have been and may continue to be adversely affected by macroeconomic conditions, inflationary pressures, the broader geopolitical climate, including as a result of the ongoing uncertainty surrounding conflicts in the Middle East involving Iran, the impact of tariffs and other economic, business, and/or competitive factors; and
•other risks and uncertainties indicated in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.
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
iii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$304,287	$342,058
Accounts receivable, net of allowance of $4,439 and $3,721 as of September 30, 2026 and December 31, 2025, respectively	84,712	71,260
Unbilled receivables	11,254	8,225
Prepaid expenses and other current assets	16,215	17,987
Total current assets	416,468	439,530
Property and equipment, net	16,947	17,666
Operating lease right-of-use assets, net	14,749	16,383
Intangible assets, net	45,660	41,608
Goodwill	92,426	84,364
Deferred tax assets	9,850	8,865
Other noncurrent assets	6,243	4,474
Total assets	$602,343	$612,890

Liabilities and equity
Current liabilities
Accounts payable	$4,710	$3,698
Accrued compensation and benefits	28,850	25,555
Operating lease liabilities, current	5,360	6,253
Accrued expenses and other current liabilities	17,827	16,608
Total current liabilities	56,747	52,114
Deferred tax liabilities	9,913	7,920
Operating lease liabilities, noncurrent	10,216	10,783
Contingent consideration, noncurrent	1,555	—
Other noncurrent liabilities	134	—
Total liabilities	$78,565	$70,817

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 110,000 shares authorized; 85,799 and 84,843 issued, 80,317 and 84,642 outstanding, as of September 30, 2026 and December 31, 2025, respectively	$9	$8
Additional paid-in capital	558,846	545,188
Retained earnings/Accumulated deficit	5,366	(2,177)
Treasury stock	(37,464)	(2,000)
Accumulated other comprehensive income/(loss)	(2,979)	1,054
Total stockholders’ equity	$523,778	$542,073
Total liabilities and stockholders’ equity	$602,343	$612,890
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$114,294	$104,163	$326,558	$305,673
Cost of revenues	68,212	69,452	204,625	199,462
Gross profit	46,082	34,711	121,933	106,211

Operating expenses
Engineering, research, and development	6,518	5,759	19,020	18,989
Sales and marketing	7,104	7,339	21,920	22,712
General and administrative	23,323	21,854	74,261	66,911
Total operating expenses	36,945	34,952	115,201	108,612

Income/(loss) from operations	9,137	(241)	6,732	(2,401)
Other income, net	2,237	3,364	8,665	15,294
Income before income taxes	11,374	3,123	15,397	12,893
Provision for income taxes	5,210	1,946	7,854	3,531
Net income	$6,164	$1,177	$7,543	$9,362

Income per share
Basic	$0.08	$0.01	$0.09	$0.11
Diluted	$0.08	$0.01	$0.09	$0.11

Weighted-average shares outstanding
Basic	80,722	84,695	82,547	84,467
Diluted	81,894	85,839	83,576	86,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$6,164	$1,177	$7,543	$9,362
Other comprehensive income/(loss):
Foreign currency translation adjustment	(555)	(1,433)	(3,200)	3,956
Other comprehensive income/(loss), net of tax	(103)	38	(833)	38
Other comprehensive income/(loss), net of tax	(658)	(1,395)	(4,033)	3,994
Comprehensive income/(loss)	$5,506	$(218)	$3,510	$13,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings/(Accumulated deficit)	Treasury Stock		Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	84,843	$8	$545,188	$(2,177)	200	$(2,000)	$1,054	$542,073
Net loss	—	—	—	(1,473)	—	—	—	(1,473)
Stock-based compensation	—	—	8,454	—	—	—	—	8,454
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	727	1	(3,991)	—	—	—	—	(3,990)
Repurchase of common stock	—	—	—	—	1,801	(11,464)	—	(11,464)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,483)	(3,483)
Balance at March 31, 2026	85,570	$9	$549,651	$(3,650)	2,001	$(13,464)	$(2,429)	$530,117
Net income	—	—	—	2,852	—	—	—	2,852
Stock-based compensation	—	—	4,429	—	—	—	—	4,429
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	110	—	(291)	—	—	—	—	(291)
Repurchase of common stock	—	—	—	—	2,606	(17,290)	—	(17,290)
Other comprehensive income, net of tax	—	—	—	—	—	—	108	108
Balance at June 30, 2026	85,680	$9	$553,789	$(798)	4,607	$(30,754)	$(2,321)	$519,925
Net income	—	—	—	6,164	—	—	—	6,164
Stock-based compensation	—	—	5,309	—	—	—	—	5,309
Exercise of stock options	15	—	64	—	—	—	—	64
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	104	—	(316)	—	—	—	—	(316)
Repurchase of common stock	—	—	—	—	875	(6,710)	—	(6,710)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(658)	(658)
Balance at September 30, 2026	85,799	$9	$558,846	$5,366	5,482	$(37,464)	$(2,979)	$523,778

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock		Accumulated other comprehensive income/(loss)	Total stockholders’ equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	83,609	$8	$532,578	$(11,845)	—	$—	$(2,912)	$517,829
Net income	—	—	—	2,912	—	—	—	2,912
Stock-based compensation	—	—	10,743	—	—	—	—	10,743
Exercise of stock options	42	—	363	—	—	—	—	363
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	837	—	(16,236)	—	—	—	—	(16,236)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,750	1,750
Balance at March 31, 2025	84,488	$8	$527,448	$(8,933)	—	$—	$(1,162)	$517,361
Net income	—	—	—	5,273	—	—	—	5,273
Stock-based compensation	—	—	6,717	—	—	—	—	6,717
Exercise of stock options	30	—	57	—	—	—	—	57
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	92	—	(833)	—	—	—	—	(833)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,639	3,639
Balance at June 30, 2025	84,610	$8	$533,389	$(3,660)	—	$—	$2,477	$532,214
Net income	—	—	—	1,177	—	—	—	1,177
Stock-based compensation	—	—	6,356	—	—	—	—	6,356
Issuance of shares and payments of tax obligations resulted from net share settlement of vested stock awards	99	—	(631)	—	—	—	—	(631)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,395)	(1,395)
Balance at September 30, 2025	84,709	$8	$539,114	$(2,483)	—	$—	$1,082	$537,721
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$7,543	$9,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,381	14,629
Operating lease right-of-use assets amortization expense	4,146	3,787
Bad debt expense	838	847
Stock-based compensation	18,192	23,816
Deferred income taxes	(1,567)	(186)
Other income, net	(754)	(6,839)
Changes in assets and liabilities:
Accounts receivable	(12,737)	(11,568)
Unbilled receivables	(3,029)	(2,808)
Prepaid expenses and other assets	165	726
Accounts payable	728	1,495
Accrued compensation and benefits	1,295	6,993
Operating lease liabilities	(4,104)	(3,767)
Income taxes, net	3,121	(6,655)
Accrued expenses and other liabilities	291	872
Net cash provided by operating activities	30,509	30,704
Cash flows from investing activities
Acquisition of business, net of cash acquired	(14,052)	198
Purchase of property and equipment	(10,296)	(11,537)
Net cash used in investing activities	(24,348)	(11,339)
Cash flows from financing activities
Payments for repurchases of common stock	(35,464)	—
Payments of tax obligations resulting from net share settlement of vested stock awards	(4,597)	(17,700)
Payment of contingent consideration related to previously acquired businesses	(2,120)	—
Proceeds from exercises of stock options, net of shares withheld for taxes	64	469
Payment of debt issuance cost	—	(253)
Net cash used in financing activities	(42,117)	(17,484)
Effect of exchange rate changes on cash and cash equivalents	(1,815)	1,517
Net increase/(decrease) in cash and cash equivalents	(37,771)	3,398
Cash and cash equivalents, beginning of period	342,058	335,155
Cash and cash equivalents, end of period	$304,287	$338,553

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$5,996	$9,854
Supplemental disclosure of non-cash activities
Acquisition fair value of contingent consideration issued for acquisition of business	$1,555	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRID DYNAMICS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Note 1 — Nature of operations and summary of significant accounting policies
Grid Dynamics Holdings, Inc. (the “Company”) is a leading provider of enterprise artificial intelligence (“AI”) and digital transformation services, primarily serving Fortune 1000 corporations. The Company provides consulting, engineering, and operational services designed to enable customers to build and deploy large-scale digital platforms. The Company’s core service offerings encompass distributed systems architecture, real-time data analytics, machine learning, natural language processing, and cloud platform engineering. Additionally, the Company offers specialized services in Internet of Things (“IoT”), edge computing, and digital engagement. The Company’s headquarters and principal place of business is in San Ramon, California.
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries that are directly or indirectly owned or controlled. Intercompany transactions and balances have been eliminated upon consolidation.
The Company provides services to its customers utilizing its own personnel as well as personnel from subcontractors. One of the subcontractors (the “Affiliate”) exclusively supports and performs services on behalf of the Company and its customers. The Company had no ownership in the Affiliate as of September 30, 2026. The Company is required to apply accounting standards which address how a business enterprise should evaluate whether it has a controlling financial interest in a variable interest entity (“VIE”) through means other than voting rights and accordingly should determine whether or not to consolidate the entity. The Company has determined that it is required to consolidate the Affiliate because the Company has the power to direct the VIE’s most significant activities and is the primary beneficiary of the Affiliate. The assets and liabilities of the Affiliate primarily consist of inter-company balances and transactions, all of which have been eliminated in consolidation. There was minimal activity in the Affiliate during the three and nine months ended September 30, 2026.
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

Allowance for credit losses
The Company maintains an allowance for credit losses against accounts receivable and unbilled receivables for the expected credit losses over the contractual life of the receivables. The allowance is estimated using loss rates applied to receivables pooled by customer industry, based on historical loss experience, adjusted for current conditions and reasonable and supportable forecasts about future economic conditions. Receivables that do not share risk characteristics with a pool are assessed individually. As of September 30, 2026 and December 31, 2025, the Company recorded $4.4 million and $3.7 million of allowance for credit losses, respectively.
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
Prior period reclassifications
Certain amounts on the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of stockholders’ equity, unaudited condensed consolidated statements of cash flows, and certain verticals classifications in prior periods have been reclassified to conform with the current period presentation.
Recently issued accounting pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification (“ASC”). The Company will adopt these changes according to the various timetables the FASB specifies. There were no recently adopted accounting pronouncements that had a material impact on the Company’s consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Accounting for Internal-Use Software Costs. The update simplifies the accounting for internal-use software by eliminating the project stage framework and replacing it with a new capitalization threshold based on whether significant development uncertainty exists. Under the new guidance, costs cannot be capitalized if the software involves novel technological innovations or if significant performance requirements remain undefined or subject to revision. The amendment is effective for annual periods beginning after December 15, 2027, with early adoption permitted using a prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures, as well as the available transition methods.
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

Note 2 — Acquisitions
On May 19, 2026, the Company acquired Ekumen Inc., CR77 SRL, and Gethen GmbH (collectively referred to as “Ekumen”) for a purchase price of $18.3 million, including cash paid at closing of $16.8 million and contingent consideration with an acquisition-date fair value of $1.6 million. The maximum amount of potential contingent cash consideration is $2.5 million, subject to attainment of certain revenue and gross margin metrics within 12 months. Ekumen is a Buenos Aires-based Robotics and Physical AI Product Engineering group with more than 13 years of experience delivering industrial robotics solutions for leading companies across the Americas, Spain, and Germany. This acquisition significantly expanded the Company’s capabilities to design, build and deploy production-grade robotic systems and agentic AI for enterprise customers.
Assets acquired and liabilities assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed as of September 30, 2026.
The estimated fair values are provisional and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary provisional amounts include certain working capital accounts that are not yet finalized. During the three months ended September 30, 2026, the Company recorded measurement-period adjustments to the provisional purchase price allocation, which increased goodwill by $0.6 million. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Ekumen
(in thousands)
Cash and cash equivalents	$2,725
Accounts receivable(1)	1,553
Prepaid expenses and other current assets	81
Intangible assets	10,156
Goodwill(2)	8,354
Property and equipment, and other noncurrent assets	52
Total assets acquired	$22,921

Accounts payable, accrued expenses and other current liabilities	$(1,885)
Deferred taxes	(2,704)
Total liabilities assumed	$(4,589)
Purchase price allocation	$18,332
________________________
(1)The estimated fair values of accounts receivable equaled their gross contractual amounts due as of the acquisition date.
(2)The goodwill recognized as a result of the Ekumen acquisition is primarily attributed to the value the Company expects to achieve through growth opportunities globally as well as the assembled workforce acquired. The goodwill is not deductible for income tax purposes.
The estimated fair value, useful lives and amortization methods of identifiable intangible assets as of the date of acquisition updated for any changes during the nine months ended September 30, 2026 are as follows:

	Ekumen
	Fair Value	Useful Life
	(dollars in thousands)
Customer relationships	$9,590	8 years
Trade name	566	3 years
Total identified intangible assets	$10,156
Effect on operating results

During the three and nine months ended September 30, 2026, net income from Ekumen since the date of acquisition was not material. Pro forma results of operations have not been presented for Ekumen because the effect of the acquisition on the Company’s unaudited condensed consolidated financial statements was not material.
Note 3 — Fair value
Estimates of fair value of financial instruments not carried at fair value on a recurring basis are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company’s financial assets and liabilities are generally short-term in nature; therefore, the carrying value of these items approximates their fair value. The following table summarizes certain fair value information as of September 30, 2026 and December 31, 2025 for financial assets and liabilities measured at fair value on a recurring basis, as well as estimated fair values of certain other financial assets and liabilities not measured on a recurring basis:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2026
Financial Assets:
Cash equivalents:
Money market funds	$241,337	$241,337	$241,337	$—	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$1,622	$1,622	$—	$—	$1,622
Foreign exchange derivative liabilities	$642	$642	$—	$642	$—

December 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$271,513	$271,513	$271,513	$—	$—
Foreign exchange derivative assets	$196	$196	$—	$196	$—
Long-term investments:
Non-marketable equity securities(1)	$1,250
Financial Liabilities:
Contingent consideration payable	$3,370	$3,370	$—	$—	$3,370
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
In February 2026, the Company amended the earnout arrangement associated with the acquisition of Mobile Computing completed in October 2024. Pursuant to the amendment, the earnout consideration attributable to the initial performance period was settled at $1.8 million, which was paid in February 2026. The remaining maximum aggregate earnout consideration of $1.0 million is subject to an additional performance period ending December 31, 2026, based on the revenue performance of the acquired business.
During the three months ended June 30, 2026, the Company completed the acquisition of Ekumen pursuant to which the Company committed to make a cash earnout payment subject to attainment of specific performance targets within a period ending May 19, 2027.
The following table presents the weighted average discount rates for risk-free performance targets and time value used to determine fair values of contingent consideration payable for Ekumen and Mobile Computing as of September 30, 2026:

	Ekumen	Mobile Computing
Weighted average discount rate for risk-free performance targets	13.3%	8.5%
Discount rate for credit risk and time value	1.5%	1.8%
The Company records short-term contingent consideration payable in Accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheet. A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration payable using significant unobservable inputs for the nine months ended September 30, 2026 is as follows:

Amount
(in thousands)
Contingent consideration payable as of January 1, 2026	$3,370
Acquisition date fair value of contingent consideration payable — Ekumen	1,555
Payment of contingent consideration — JUXT	(370)
Payment of contingent consideration — Mobile Computing	(1,750)
Change in fair value of contingent consideration payable included in Other income, net — Mobile Computing	(1,183)
Contingent consideration payable as of September 30, 2026	$1,622
Note 4 — Property and equipment, net
Property and equipment, net consisted of the following:

	Estimated Useful Life	As of
		September 30, 2026	December 31, 2025
	(in years)	(in thousands)
Computers and equipment	2-6	$19,849	$19,111
Software	3-5	1,726	1,388
Furniture and fixtures	3-10	1,702	1,763
Leasehold improvements	2-8	1,559	1,580
Office equipment	2-5	853	779
Vehicles	5	126	129
		$25,815	$24,750
Less: Accumulated depreciation and amortization		(19,734)	(18,334)
		$6,081	$6,416

Capitalized software development costs	2	$36,079	$29,348
Less: Accumulated amortization		(25,213)	(18,098)
		$10,866	$11,250
Property and equipment, net		$16,947	$17,666

Note 5 — Intangible assets, net
Intangible assets, net consisted of the following:

	Estimated Useful Life	As of
		September 30, 2026	December 31, 2025
	(in years)	(in thousands)
Customer relationships	8-12	$63,241	$53,875
Tradenames	2-10	7,563	7,012
Acquired software	2.5	995	995
Non-compete agreements	2	584	584
		$72,383	$62,466
Less: Accumulated amortization		(26,723)	(20,858)
Intangible assets, net		$45,660	$41,608
Based on the carrying value of the Company’s existing intangible assets as of September 30, 2026, the estimated amortization expense for the future years is as follows:

Amount
(in thousands)
2026 (excluding nine months ended September 30, 2026)	$2,076
2027	7,867
2028	7,721
2029	7,089
2030	7,001
Thereafter	13,906
Total	$45,660

Note 6 — Accrued expenses and other current liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Accrued expenses	$6,439	$6,131
Accrued income taxes	5,732	2,159
Value added tax payable	2,388	1,514
Refund liability	943	1,081
Contingent consideration payable, current	67	3,370
Other liabilities	2,258	2,353
Total accrued expenses and other current liabilities	$17,827	$16,608
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

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments and acquisitions, make certain restricted payments, dispose of assets, enter into certain transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Company is also required to maintain compliance with a consolidated total leverage ratio, determined in accordance with the terms of the Credit Agreement. As of September 30, 2026, the Company was in compliance with all covenants contained in the Credit Agreement.
As of September 30, 2026 and December 31, 2025, the Company did not have any outstanding debt under the Credit Agreement.
Note 8 — Revenues
Disaggregation of revenues
The tables below present disaggregated revenues from contracts with customer by customer location, industries and contract-types. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors. The Company has a single reportable segment for the three and nine months ended September 30, 2026 and 2025.
The following table shows the disaggregation of the Company’s revenues by major customer location. Revenues are attributed to geographic regions based upon location of the customer served irrespective of the location billed, or the location of the delivery center performing the work. Substantially all of the revenue in our North America region relates to operations in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer Location	(in thousands)
North America	$79,584	$71,925	$225,233	$215,695
Europe	26,375	22,829	76,046	62,647
Other	8,335	9,409	25,279	27,331
Revenues	$114,294	$104,163	$326,558	$305,673
The following table shows the disaggregation of the Company’s revenues by main vertical markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Vertical	(in thousands)
Technology, Media and Telecom	$36,964	$28,579	$102,080	$77,369
Retail	31,065	27,412	87,488	87,412
Finance	25,700	25,623	74,890	76,037
CPG/Manufacturing(1)	12,479	12,451	35,823	34,904
Healthcare and Pharma	2,072	2,422	6,335	7,383
Other	6,014	7,676	19,942	22,568
Revenues	$114,294	$104,163	$326,558	$305,673
__________________________
(1)CPG stands for Consumer Packaged Goods.
The following table shows the disaggregation of the Company’s revenues by contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract Type	(in thousands)
Time-and-material	$107,098	$96,448	$303,164	$282,693
Fixed-fee	7,196	7,121	23,394	21,166
Other revenues	—	594	—	1,814
Revenues	$114,294	$104,163	$326,558	$305,673
Contract balances
A contract asset is a right to consideration that is conditional upon factors other than the passage of time. A contract liability, or deferred revenue, consists of advance payments and billings in excess of revenues recognized.

The Company’s contract balances as of the below dates were as follows:

	As of
	September 30, 2026	December 31, 2025	December 31, 2024
	(in thousands)
Trade receivables, net:
Billed receivables	$84,712	$71,260	$64,754
Unbilled receivables	$11,254	$8,225	$4,617
Contract liabilities in Accrued expenses and other current liabilities	$871	$1,469	$2,690
As of September 30, 2026, December 31, 2025 and 2024, the Company did not have contract assets recorded in its condensed consolidated balance sheets.
During the three and nine months ended September 30, 2026, the Company recognized $0.6 million and $1.0 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $2.6 million of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2024.
Remaining performance obligations
ASC Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2026. This disclosure is not required for:
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
All of our performance obligations met one or more of these exemptions as of September 30, 2026.
Customer concentration
The following table shows the amount of revenue derived from each customer exceeding 10% of the Company’s revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer 1	17.9%	16.4%	17.5%	15.3%
The following table shows the number of customers exceeding 10% of the Company’s billed and unbilled receivables balances:

	As of
	September 30, 2026	December 31, 2025
Billed receivables	2	1
Unbilled receivables	2	2

Transactions with related parties
During the three and nine months ended September 30, 2026 and 2025, the Company conducted transactions with a number of companies affiliated with the members of the Company’s Board of Directors. As a result, during the three and nine months ended September 30, 2026, the Company recorded revenues from related parties of $8.1 million and $24.4 million, respectively. During the same periods of 2025, the Company recorded revenues from related parties of $8.1 million and $22.3 million, respectively. As of September 30, 2026 and December 31, 2025, billed receivables from related parties were $5.4 million and $4.6 million, respectively. Unbilled receivables from related parties as of September 30, 2026 and December 31, 2025 were $0.4 million and $0.3 million, respectively.

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
The Company’s leases have remaining lease terms ranging from 0.2 to 4.8 years as of September 30, 2026. Certain lease agreements may include the option to extend or terminate before the end of the contractual term and are often non-cancelable or cancellable only by the payment of penalties. The Company includes these options in the lease term when it is reasonably certain that they will be exercised.
As of September 30, 2026 and December 31, 2025, the Company had no finance leases.
Operating lease expense is recorded on a straight-line basis over the lease term. During the three and nine months ended September 30, 2026 and 2025, lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$1,774	$1,555	$4,971	$4,493
Variable lease cost	372	229	728	479
Short-term lease cost	205	334	727	763
Total lease cost	$2,351	$2,118	$6,426	$5,735
Supplemental information related to operating lease transactions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Lease liability payments	$1,745	$1,533	$5,115	$4,369
Lease right-of-use assets obtained in exchange for liabilities	$71	$—	$2,988	$3,118
Non-cash net increase/(decrease) in lease assets due to lease modifications	$283	$(74)	$67	$1,787
Non-cash net (increase)/decrease in lease liability due to lease modifications	$(283)	$74	$(67)	$(1,669)
Weighted average remaining lease term and discount rate as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026	December 31, 2025
Weighted average remaining lease term, in years	3.4	3.7
Weighted average discount rate	7.7%	7.6%
As of September 30, 2026, operating lease liabilities will mature as follows:

Lease Payments
(in thousands)
2026 (excluding nine months ended September 30, 2026)	$2,022
2027	5,750
2028	4,109
2029	3,224
2030	2,369
Thereafter	301
Total lease payments	17,775
Less: imputed interest	(2,199)
Total	$15,576
There were no lease agreements signed with related parties as of September 30, 2026 and December 31, 2025.
The Company does not have finance lease agreements that had not yet commenced.
Note 10 — Income taxes
The Company recorded income tax expense of $5.2 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate was 45.8% and 62.3% for the third quarter of 2026 and 2025, respectively. The Company recorded income tax expense of $7.9 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate was 51.0% and 27.4% during the nine months ended September 30, 2026 and 2025, respectively.
The change in the effective tax rate for the three months ended September 30, 2026, as compared to the same period in 2025, was attributable mainly to an increase in pre-tax book income in 2026 that reduced the impact of permanent adjustments related to equity compensation and executive compensation. The change in the effective tax rate for the nine months ended September 30, 2026, as compared to the same period in 2025, was attributable mainly to higher non-taxable income in the prior year, higher tax expense for stock-based compensation in the current year, and additional prior year state tax expense in the current year.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes certain changes to the U.S. tax law applicable to the Company in 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures, including immediate expensing for qualifying domestic research expenditures, and revisions to the U.S. taxation of profits derived from international operations. The Act did not have a material impact on the Company's consolidated financial statements for the three and nine months ended September 30, 2026.
Note 11 — Stockholders’ equity
Stock-based compensation expense
Employee stock-based compensation cost recognized in the unaudited condensed consolidated statements of income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenues	$376	$529	$1,219	$1,663
Engineering, research, and development	293	560	1,037	2,372
Sales and marketing	808	939	2,527	3,885
General and administrative	3,832	4,328	13,409	15,896
Total stock-based compensation	$5,309	$6,356	$18,192	$23,816
Stock Options

2018 Stock Plan
Stock option activity under the Company’s 2018 Stock Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2026	1,240,525	$3.54	$6,811
Options exercised	(12,795)	$3.54
Options outstanding as of September 30, 2026	1,227,730	$3.54	$5,328	2.3

Options vested and exercisable as of September 30, 2026	1,227,730	$3.54	$5,328	2.3
As of September 30, 2026, the Company fully recognized stock-based compensation costs related to 2018 Stock Plan options.
2020 Equity Incentive Plan
As of September 30, 2026, 5.0 million shares were available for grant under 2020 Equity Incentive Plan, as amended (“2020 Plan”).
Stock option activity under the Company’s 2020 Plan is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Contractual Term (in years)
Options outstanding as of January 1, 2026	2,502,500	$12.61	$833
Options exercised	(2,500)	$7.50
Options forfeited	(29,386)	$12.06
Options expired	(292,557)	$12.03
Options outstanding as of September 30, 2026	2,178,057	$12.70	$29	4.7

Options vested and exercisable as of September 30, 2026	2,098,172	$12.74	$29	4.6
The Company elected the policy to account for forfeitures upon occurrence. The total unrecognized compensation expenses related to 2020 Stock Plan options as of September 30, 2026 were $0.4 million to be expensed on a straight-line basis over the remaining 0.6 years.
Restricted Stock Units (“RSUs”)
RSUs granted do not participate in earnings or dividends, and do not have voting rights until vested.
The following table summarizes activity of the Company’s RSUs for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2026	1,225,283	$14.30
Awards granted	1,182,200	$8.10
Awards vested and released	(521,164)	$14.68
Awards forfeited	(88,162)	$10.86
Unvested awards as of September 30, 2026	1,798,157	$10.28
The total unrecognized compensation expenses related to 2020 Stock Plan RSUs as of September 30, 2026 were $14.1 million to be expensed on a straight-line basis over 2.2 years.

Performance Stock Units (“PSUs”)
The following table summarizes activity of the Company’s PSUs for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards as of January 1, 2026(1)	1,769,358	$15.84
Awards granted	697,500	$9.66
Performance achievement adjustment	132,037	$11.12
Modifier adjustments rTSR	(207,551)	$—
Modifier adjustments rCAGR	38,211	$17.89
Awards vested and released	(1,080,953)	$16.21
Awards forfeited	(28,820)	$14.77
Unvested awards as of September 30, 2026(2)	1,319,782	$14.37
__________________________
(1)Reported at the estimated performance adjustment of 206% for the tranches based on performance for the year ended December 31, 2025 and 131% for the remaining tranches.
(2)Reported at the estimated performance achievement of 141% for the tranches based on expected performance for the year ending December 31, 2026 and 100% for the remaining tranches.
The total estimated unrecognized compensation expenses related to 2020 Stock Plan PSUs as of September 30, 2026 were $5.9 million to be expensed over 1.0 years.
Stock Repurchase Program
On October 23, 2025, the Board of Directors authorized a share repurchase program of up to $50.0 million of the Company’s common stock. The Company accounts for treasury stock under the cost method and reports it as a reduction of stockholders’ equity in the consolidated balance sheets.
During the three and nine months ended September 30, 2026, the Company repurchased 0.9 million and 5.3 million shares of common stock for $6.7 million and $35.5 million, respectively, in cash. These shares are held as treasury stock. Accordingly, as of September 30, 2026, $12.5 million remained available for future repurchases under the program.

Note 12 — Earnings per share
The following table sets forth the computation of basic and diluted earnings per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator for basic and diluted income per share
Net income	$6,164	$1,177	$7,543	$9,362

Denominator:
Weighted-average shares outstanding – basic	80,722	84,695	82,547	84,467
Net effect of dilutive stock options and restricted stock units	1,172	1,144	1,029	2,273
Weighted-average shares outstanding – diluted	81,894	85,839	83,576	86,740

Income per share
Basic	$0.08	$0.01	$0.09	$0.11
Diluted	$0.08	$0.01	$0.09	$0.11
The following table represents the number of share equivalents outstanding during the period that were excluded from the calculation of diluted net income per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock options to purchase common stock	2,312	1,637	2,386	1,403
Restricted stock units	563	1,195	1,211	217
Performance stock units	296	603	556	593
Total	3,171	3,435	4,153	2,213
Note 13 — Segment and geographic information
Operating segments are components of the Company for which separate financial information is available and is regularly reviewed and evaluated by the chief operating decision maker (“CODM”) to assess performance of each operating segment and to allocate resources. The Company’s CODM is the Chief Executive Officer (“CEO”).
The Company operates as a single operating segment engaged in delivery of various software development and hosting services to customers across its five main industry-based verticals: Retail; Finance; Technology, Media and Telecom (“TMT”); CPG/Manufacturing; and Healthcare and Pharma. The Company derives revenues from multiple locations; however, North America continues to be its main sales market.
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

Geographic Information
The following table presents revenues by customer location for the three and nine months ended September 30, 2026 and 2025. The Company attributes customers to respective countries based upon the location of the customer served.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
United States	$79,425	$71,925	$224,833	$215,607
United Kingdom	14,396	11,715	40,482	33,536
India	4,507	3,955	13,364	9,512
Poland	3,961	3,650	11,596	10,542
Other	12,005	12,918	36,283	36,476
Total Revenues	$114,294	$104,163	$326,558	$305,673
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Physical locations and values of the Company’s long-lived assets are summarized below:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Poland	$5,677	$5,672
Ukraine	2,284	2,174
Serbia	1,901	2,375
United States	1,659	1,491
Armenia	1,335	1,364
Moldova	1,260	1,329
Other	2,831	3,261
Total	$16,947	$17,666
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
Note 15 — Subsequent events
The Company performed its subsequent event procedures through October 29, 2026, the date these unaudited condensed consolidated financial statements were issued.

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
We seek to solve the most pressing technical challenges and enable positive business outcomes for enterprise companies through AI, data, cloud and digital engagement engineering expertise, building on our two decades of technology leadership and pioneering enterprise AI innovation. AI has become the core of our business, with a focus on AI-led transformation with high-value enterprise engagements. Our strategic foundation is our Grid Dynamics AI-Native (“GAIN”) engagement model, a development framework for software delivery in the AI era, which fundamentally rethinks team composition, engineering workflows, and delivery practices. The GAIN model represents a shift from effort-based development to AI and human collaboration optimized for global, enterprise-scale delivery, with emphasis on domain specialists, software architects, and experts in emerging technology.
The following table sets forth a summary of Grid Dynamics’ financial results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(in thousands, except per share data and percentages)
Revenues	$114,294	100.0%	$104,163	100.0%	$326,558	100.0%	$305,673	100.0%
Gross profit	$46,082	40.3%	$34,711	33.3%	$121,933	37.3%	$106,211	34.7%
Income/(loss) from operations	$9,137	8.0%	$(241)	(0.2)%	$6,732	2.1%	$(2,401)	(0.8)%
Net income	$6,164	5.4%	$1,177	1.1%	$7,543	2.3%	$9,362	3.1%
Diluted income per share	$0.08	n/a	$0.01	n/a	$0.09	n/a	$0.11	n/a
Non-GAAP Financial Information(1)
Non-GAAP EBITDA(1)	$22,900	20.0%	$12,696	12.2%	$50,142	15.4%	$40,050	13.1%
Non-GAAP net income(1)	$14,651	12.8%	$8,150	7.8%	$31,101	9.5%	$26,395	8.6%
Non-GAAP diluted EPS(1)	$0.18	n/a	$0.09	n/a	$0.37	n/a	$0.30	n/a
__________________________

(1)Non-GAAP EBITDA, Non-GAAP net income and Non-GAAP diluted EPS are non-GAAP financial measures. See “Non-GAAP Measures” below for additional information and reconciliations to the most directly comparable GAAP financial measures.
Quarterly Highlights
Our key metrics for the three months ended September 30, 2026 are presented below:
•Revenues: Total revenues increased 9.7% year-over-year to $114.3 million, primarily driven by increased demand in our Technology, Media and Telecom vertical.
•Gross margin: Our gross profit margin for the third quarter reached 40.3%, an increase of 700 basis points compared to 33.3% in the prior-year quarter.
•Net income and EPS: Net income for the third quarter was $6.2 million, or $0.08 per diluted share, compared to net income of $1.2 million, or $0.01 per diluted share, in the prior-year quarter.
•Non-GAAP measures: Non-GAAP EBITDA was $22.9 million for the three months ended September 30, 2026, compared to $12.7 million in the prior-year quarter. Diluted Non-GAAP earnings per share was $0.18 per share, compared to $0.09 per share in the prior-year quarter.
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
Employees by Region
Attracting and retaining top talent in key regions is vital to Grid Dynamics’ success and our ability to drive revenue growth. Our long-term prospects depend on recruiting qualified IT professionals who support a global delivery model across the Americas, Europe, and Asia. This geographic footprint allows us to provide customers with continuous development, US-based leadership, and specialized talent pools optimized for both quality and cost-efficiency. We seek to employ the appropriate professionals in locations to optimize our employee costs and expenses. Currently, the vast majority of our workforce consists of these highly skilled IT professionals. We increasingly prioritize experienced senior talent over volume staffing to handle the complexity of production-grade infrastructure required for AI implementations.
The following table shows the number of Grid Dynamics personnel (including full-time and part-time employees and contractors serving in similar capacities) by region, as of the dates indicated:

	As of September 30,
	2026	2025
Americas(1)	867	835
Europe(2)	2,820	3,227
Rest of the world(3)	872	909
Total	4,559	4,971
__________________________
(1)Americas includes personnel located in North, Central and South America.
(2)Europe includes personnel located in Western, Central and Eastern Europe.
(3)Rest of the world includes personnel located in India and other countries not included in regions described above.
Attrition
There is competition for IT professionals in the regions in which Grid Dynamics operates, and such competition may adversely impact Grid Dynamics’ business and gross profit margins. Employee retention is one of Grid Dynamics’ main priorities and is a key driver of our operational efficiency. Grid Dynamics seeks to retain top talent by providing competitive compensation, a flexible work environment, training and development programs, and the opportunity to work on exciting, cutting-edge projects for high profile clients.

Hours and Utilization
Currently, a majority of Grid Dynamics’ customer projects are performed and invoiced on a time and materials basis, although as part of our strategy, an increasing number of projects are performed on a fixed-price basis. Grid Dynamics’ management tracks and projects billable hours as an indicator of business volume and corresponding resource needs for IT professionals. To maintain its gross profit margins, Grid Dynamics must effectively utilize its IT professionals, which depends on its ability to integrate and train new personnel, to efficiently transition personnel from completed projects to new assignments, to forecast customer demand for services and to attract and deploy personnel in the right regions with appropriate skills and seniority to projects. With respect to fixed-price projects, Grid Dynamics must accurately delineate the scope of work and reliably estimate the time, effort and expenditures required for project delivery. Grid Dynamics’ management generally tracks utilization with respect to subsets of employees, by location or by project, and calculates the utilization rate for each subset by dividing (x) the aggregate number of billable hours for a period by (y) the aggregate number of total available hours for the same period. Grid Dynamics’ management analyzes and projects utilization to measure the efficiency of its workforce and to inform management’s budget and personnel decisions.
Customer Concentration
Grid Dynamics’ ability to retain and expand its relationships with existing customers and add new customers are key indicators of its revenue potential. New customers have a direct impact on the Company’s ability to diversify sources of revenue and replace customers that may no longer require its services. Our customer base remained stable, with the total number of customers reaching 222 customers for the nine months ended September 30, 2026 and 2025.
Grid Dynamics has a relatively high level of revenue concentration with certain customers and constantly works toward achieving a more diversified revenue mix. During each of the three and nine months ended September 30, 2026 and 2025, one customer accounted for 10% or more of Grid Dynamics’ revenues. The Company expects to continue its focus on maintaining long-term relationships with customers while seeking to diversify its customer base.
The following tables present revenue concentration by amount and as a percentage of Grid Dynamics’ revenues for the periods indicated:

	Three Months Ended September 30,
	2026		2025
	(in thousands, except percentages)
Top one customer	$20,423	17.9%	$17,108	16.4%
Top five customers	$51,937	45.4%	$41,755	40.1%
Top ten customers	$72,308	63.3%	$60,773	58.3%
Top twenty customers	$87,292	76.4%	$78,383	75.3%
Customers below top twenty	$27,002	23.6%	$25,780	24.7%

	Nine Months Ended September 30,
	2026		2025
	(in thousands, except percentages)
Top one customer	$57,155	17.5%	$46,645	15.3%
Top five customers	$140,899	43.1%	$114,960	37.6%
Top ten customers	$199,992	61.2%	$175,490	57.4%
Top twenty customers	$249,615	76.4%	$223,559	73.1%
Customers below top twenty	$76,943	23.6%	$82,114	26.9%
Strategic Ecosystem Partnerships
Our partnership relationships with major hyperscale cloud providers and leading platform AI companies are key to our enterprise go-to-market strategy. These relationships are co-development partnerships that give us and our customers privileged access to emerging capabilities, accelerated innovation cycles, and solutions that leverage best-in-class technologies. Our partnerships facilitate enhanced joint solution development and co-selling opportunities, helping customers employ and scale AI using the most advanced infrastructure available. The capabilities from these providers are then integrated, customized, and optimized for each enterprise’s specific needs.
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
Results of Operations
The three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
The following table sets forth a summary of Grid Dynamics’ consolidated results of operations for the periods indicated, and the changes between periods:

	Three Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$114,294	$104,163	$10,131	9.7%
Cost of revenues	68,212	69,452	(1,240)	(1.8)%
Gross profit	46,082	34,711	11,371	32.8%
Engineering, research, and development	6,518	5,759	759	13.2%
Sales and marketing	7,104	7,339	(235)	(3.2)%
General and administrative	23,323	21,854	1,469	6.7%
Total operating expense	36,945	34,952	1,993	5.7%
Income/(loss) from operations	9,137	(241)	9,378	n.m.
Other income, net	2,237	3,364	(1,127)	(33.5)%
Income before income taxes	11,374	3,123	8,251	264.2%
Provision for income taxes	5,210	1,946	3,264	167.7%
Net income	$6,164	$1,177	$4,987	423.7%

	Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$326,558	$305,673	$20,885	6.8%
Cost of revenues	204,625	199,462	5,163	2.6%
Gross profit	121,933	106,211	15,722	14.8%
Engineering, research, and development	19,020	18,989	31	0.2%
Sales and marketing	21,920	22,712	(792)	(3.5)%
General and administrative	74,261	66,911	7,350	11.0%
Total operating expense	115,201	108,612	6,589	6.1%
Income/(loss) from operations	6,732	(2,401)	9,133	380.4%
Other income, net	8,665	15,294	(6,629)	(43.3)%
Income before income tax	15,397	12,893	2,504	19.4%
Provision for income taxes	7,854	3,531	4,323	122.4%
Net income	$7,543	$9,362	$(1,819)	(19.4)%
Revenues
Our total revenues grew by 9.7% and 6.8%, reaching $114.3 million and $326.6 million for the three and nine months of 2026, respectively, compared to $104.2 million and $305.7 million in the prior-year periods, primarily driven by our TMT vertical.
Revenues by Verticals. We assign our customers into one of our five main vertical markets or a group of various industries where we seek to increase our presence, which we label as “Verticals”. The following table presents our revenues by vertical and revenues as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(in thousands, except percentages)
Technology, Media and Telecom	$36,964	32.3%	$28,579	27.4%	$102,080	31.3%	$77,369	25.3%
Retail	31,065	27.2%	27,412	26.3%	87,488	26.8%	87,412	28.6%
Finance	25,700	22.5%	25,623	24.6%	74,890	22.9%	76,037	24.9%
CPG/Manufacturing	12,479	10.9%	12,451	12.0%	35,823	11.0%	34,904	11.5%
Healthcare and Pharma	2,072	1.8%	2,422	2.3%	6,335	1.9%	7,383	2.4%
Other	6,014	5.3%	7,676	7.4%	19,942	6.1%	22,568	7.3%
Total	$114,294	100.0%	$104,163	100.0%	$326,558	100.0%	$305,673	100.0%
TMT remained our largest vertical and principal growth driver, contributing 32.3% and 31.3% of total revenues for the three and nine months ended September 30, 2026, respectively. Revenues in this vertical increased by $8.4 million, or 29.3%, for the three months ended September 30, 2026, and by $24.7 million, or 31.9%, during the nine months ended September 30, 2026, reaching $37.0 million and $102.1 million, respectively, compared to $28.6 million and $77.4 million for the corresponding periods of 2025. Growth in both periods was primarily driven by higher demand from our largest technology customers and new customers.
Retail contributed 27.2% and 26.8% of our total revenues for the three and nine months ended September 30, 2026, respectively. Revenues for the third quarter grew by $3.7 million, or 13.3%, reaching $31.1 million, compared to $27.4 million in the prior-year quarter. The growth was primarily driven by increased demand from specialty retailers. Revenues for the nine months ended September 30, 2026 were stable at $87.5 million, compared to $87.4 million in the prior year period.
The Finance vertical contributed 22.5% and 22.9% of total revenues for the three and nine months ended September 30, 2026, respectively. Revenues remained relatively flat on a quarterly basis, reaching $25.7 million for the three months ended September 30, 2026, compared to $25.6 million in the prior-year quarter. On a year-to-date basis, Finance revenues showed a slight decrease of $1.1 million, or 1.5%, reaching $74.9 million compared to $76.0 million for the nine months ended

September 30, 2025. Strong demand from our banking and financial services customers was offset by the completion of engagements at certain insurance customers.
The Consumer Packaged Goods/Manufacturing (“CPG/Manufacturing”) accounted for 10.9% and 11.0% of total revenues for the three and nine months ended September 30, 2026, respectively. Revenues were flat at $12.5 million compared to the prior-year quarter. Growth from a leading wholesale food distributor and manufacturing accounts was offset by lower revenues from other customers. Revenues for the nine months ended September 30, 2026 grew by $0.9 million, or 2.6%, reaching $35.8 million, compared to $34.9 million for the corresponding prior-year period. The increase was primarily driven by our manufacturing accounts.
The remainder of our revenues was generated by our Healthcare and Pharma and Other verticals, both of which remain targeted areas for strategic engagement as we continue to build our footprint:
•Healthcare and Pharma generated $2.1 million and $6.3 million of revenues for the three and nine months ended September 30, 2026, representing 1.8% and 1.9% of total revenues, respectively. This compares to $2.4 million and $7.4 million, or 2.3% and 2.4% of total revenues, in the corresponding periods of 2025. The decrease in both periods was primarily driven by completion of engagements with certain healthcare customers, partially offset by growth at pharmaceutical customers.
•Our Other vertical contributed 5.3% and 6.1% of total revenues for the three and nine months ended September 30, 2026, respectively, compared to 7.4% and 7.3% for the same periods in 2025. Revenues in this vertical decreased by 21.7% and 11.6% on a quarterly and year-to-date basis, respectively.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of salaries and employee benefits, including performance bonuses and stock-based compensation, and project-related travel expenses of customer-serving professionals. Cost of revenues also includes depreciation and amortization expenses related to customer-serving activities.
During the three months ended September 30, 2026, our cost of revenues was $68.2 million, a decrease of $1.2 million, or 1.8%, compared to $69.5 million in the corresponding period of 2025. The decrease was primarily driven by our continuing efforts in cost optimization and improved billable utilization of our engineering personnel. For the nine months ended September 30, 2026, cost of revenues was $204.6 million, an increase of $5.2 million, or 2.6%, compared to $199.5 million in the prior-year period. The nine-month change was primarily driven by increased engineering billable headcount to support higher revenues.
Gross profit was $46.1 million and $121.9 million for the three and nine months ended September 30, 2026, representing an increase of $11.4 million, or 32.8%, and $15.7 million, or 14.8%, compared to $34.7 million and $106.2 million in the corresponding prior-year periods, respectively. Expressed as a percentage of revenues, gross margin was 40.3% and 37.3% for the three and nine months ended September 30, 2026, compared to 33.3% and 34.7% in the prior-year periods, respectively. The increase in gross profit and expansion of gross margin, both on a quarterly and year-to-date basis, were driven by a combination of greater efficiencies, higher revenue per employee and higher utilization.
Engineering, Research and Development
The principal components of engineering, research and development expenses are salaries and employee benefits, including performance bonuses and stock-based compensation for personnel engaged in the design and development of solutions, as well as depreciation and amortization expenses related to engineering, research and development activities.
During the three months ended September 30, 2026, engineering, research, and development expenses were $6.5 million, compared to $5.8 million in the prior-year quarter, reflecting continued investment in our solutions and capabilities. For the nine months ended September 30, 2026, expenses remained unchanged at $19.0 million compared to the prior-year period. Expressed as a percentage of revenues, engineering, research, and development expenses were 5.7% and 5.8% for the three and nine months ended September 30, 2026, compared to 5.5% and 6.2% in the corresponding periods of 2025, respectively.
Sales and Marketing
Sales and marketing expenses represent spending associated with promoting and selling our services. These expenses are comprised of personnel costs, including performance bonuses and stock-based compensation, marketing events, and travel expenses, as well as depreciation and amortization expenses related to such activities.

During the three months ended September 30, 2026, our sales and marketing expenses decreased by 3.2% to $7.1 million, compared to $7.3 million for the prior-year quarter. For the nine months ended September 30, 2026, sales and marketing expenses were $21.9 million, a decrease of $0.8 million, or 3.5%, compared to $22.7 million in the prior-year period. Expressed as a percentage of revenues, sales and marketing expenses declined to 6.2% and 6.7% for the three and nine months ended September 30, 2026, respectively, compared to 7.0% and 7.4% in the corresponding periods of 2025. The decrease across both periods was primarily driven by lower stock-based compensation expense and cost optimization.
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
General and administrative expenses increased 6.7% to $23.3 million for the three months ended September 30, 2026, compared to $21.9 million in the prior-year period. As a percentage of revenues, expenses declined to 20.4% from 21.0% for the quarter. For the nine months ended September 30, 2026, our general and administrative expenses totaled $74.3 million, an increase of 11.0% from $66.9 million in the same period of 2025. As a percentage of revenues, they increased to 22.7% from 21.9%. The increase was primarily driven by higher depreciation expense, restructuring costs, and professional fees associated with potential acquisitions.
Other Income, Net
Other income, net represents interest earned on our cash and cash equivalents, including money market funds, interest expense related to our borrowings, and foreign exchange gains and losses as well as changes in the fair value of contingent consideration and investments in equity securities.
During the three and nine months ended September 30, 2026, Other income, net, was $2.2 million and $8.7 million, respectively, compared to $3.4 million and $15.3 million in the corresponding prior-year periods. The decrease in both periods was primarily driven by a reduction in gains from the remeasurement of acquisition-related contingent consideration liabilities, which decreased to $1.2 million in the nine months of 2026 from $6.9 million in the prior-year period, as well as lower money market income due to lower average cash balances, slightly offset by favorable net foreign exchange movements on a year-to-date basis.
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
During the three months ended September 30, 2026, we recognized income tax expense of $5.2 million, compared to $1.9 million expense in the same period of 2025. The change was attributable mainly to an increase in pre-tax book income in 2026 that reduced the impact of permanent adjustments related to equity compensation and executive compensation. During the nine months ended September 30, 2026, we recognized income tax expense of $7.9 million, compared to $3.5 million in the same period of 2025. The change in tax expense was attributable mainly to higher non-taxable income in the prior year, higher tax expense for stock-based compensation in the current year, and additional prior year state tax expense in the current year.
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
The following table presents the reconciliation of Grid Dynamics’ Non-GAAP EBITDA to its GAAP net income, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
GAAP net income	$6,164	$1,177	$7,543	$9,362
Adjusted for:
Depreciation and amortization	5,909	5,010	16,381	14,629
Provision for income taxes	5,210	1,946	7,854	3,531
Stock-based compensation	5,309	6,356	18,192	23,816
Transaction and transformation-related costs (1)	281	348	1,568	1,109
Geographic reorganization (2)	279	310	991	1,121
Restructuring costs (3)	1,985	913	6,278	1,776
Interest and other income, net (4)	(2,237)	(3,364)	(8,665)	(15,294)
Non-GAAP EBITDA	$22,900	$12,696	$50,142	$40,050
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
The following table presents a reconciliation of Grid Dynamics’ Non-GAAP diluted EPS and its Non-GAAP net income to its GAAP net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
GAAP net income	$6,164	$1,177	$7,543	$9,362
Adjusted for:
Stock-based compensation	5,309	6,356	18,192	23,816
Transaction and transformation-related costs (1)	281	348	1,568	1,109
Geographic reorganization (2)	279	310	991	1,121
Restructuring costs (3)	1,985	913	6,278	1,776
Other (income)/expense, net (4)	49	(327)	(1,504)	(5,985)
Tax impact of non-GAAP adjustments (5)	584	(627)	(1,967)	(4,804)
Non-GAAP net income	$14,651	$8,150	$31,101	$26,395
Number of shares used in the GAAP diluted EPS	81,894	85,839	83,576	86,740
GAAP diluted EPS	$0.08	$0.01	$0.09	$0.11
Number of shares used in the Non-GAAP diluted EPS	81,894	85,839	83,576	86,740
Non-GAAP diluted EPS	$0.18	$0.09	$0.37	$0.30
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
As of September 30, 2026, Grid Dynamics had cash and cash equivalents amounting to $304.3 million compared to $342.1 million at December 31, 2025. Of these amounts, $51.5 million and $48.4 million, respectively, were held outside the United States, and included Switzerland, the U.K., India, Netherlands, Mexico, Moldova, Argentina, Armenia, and other countries. We did not have any debt outstanding under the revolving credit facility as of September 30, 2026. We believe that our cash and cash equivalents balance, cash generated from operating activities and proceeds from our November 2024 offering will be sufficient to fund currently expected levels of operating, investing and financing expenditures for a period of twelve months from the date of this filing. However, if our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing, which may be subject to conditions outside of our control and may not be available on terms acceptable to our management or at all.
See Note 7 “Debt”, Note 9 “Leases” and Note 14 “Commitments and contingencies” in the notes to our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report for detailed information on our contractual obligations and commitments.
Cash Flows
The following table summarizes Grid Dynamics’ cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$30,509	$30,704
Net cash used in investing activities	$(24,348)	$(11,339)
Net cash used in financing activities	$(42,117)	$(17,484)
Effect of exchange rate changes on cash, cash equivalents	$(1,815)	$1,517
Net increase/(decrease) in cash, cash equivalents	$(37,771)	$3,398
Cash and cash equivalents, beginning of period	$342,058	$335,155
Cash and cash equivalents, end of period	$304,287	$338,553
Operating Activities. Net cash provided by operating activities was stable at $30.5 million for the nine months ended September 30, 2026, compared to $30.7 million in the prior-year period, with the slight variation reflecting ordinary course timing of customer collections, vendor payments, and settlements of employee-related liabilities.
Investing Activities. Net cash used in investing activities was $24.3 million for the nine months ended September 30, 2026, compared to $11.3 million for the nine months ended September 30, 2025. The $13.0 million increase in cash used during the period was primarily driven by the acquisition of Ekumen, which resulted in cash outflows of $14.1 million, net of cash acquired. Cash spent on capital expenditures, including capitalized internal-use software costs, decreased by $1.2 million to $10.3 million.
Financing Activities. Net cash used in financing activities was $42.1 million for the nine months ended September 30, 2026, compared to $17.5 million for the nine months ended September 30, 2025. The $24.6 million increase in cash used was largely driven by an outflow of $35.5 million for common stock repurchases under the buyback program initiated in the fourth quarter of 2025, and $2.1 million of payments of contingent consideration related to acquisitions. This was partially offset by a $13.1 million decrease in cash outflows for tax withholdings related to the net-share settlement of vested equity awards compared to the prior-year period.

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
In the three months ended September 30, 2026, approximately 47.2% of Grid Dynamics’ $105.2 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 51.8% of Grid Dynamics’ $104.4 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the three months ended September 30, 2025.
In the three months ended September 30, 2026:
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
In the nine months ended September 30, 2026, approximately 48.2% of Grid Dynamics’ $319.8 million combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar. Comparatively, approximately 49.4% of Grid Dynamics’ $308.1 million of combined cost of revenues and total operating expenses were denominated in currencies other than the U.S. dollar in the nine months ended September 30, 2025.
In the nine months ended September 30, 2026:
•a 10% decrease in the value of the Polish zloty against the U.S. dollar would have resulted in a $1.6 million increase in Grid Dynamics’ income from operations, while a 10% increase in the zloty’s value would have resulted in a $2.0 million decrease in income from operations.
•a 10% decrease in the value of the Indian rupees against the U.S. dollar would have resulted in a $1.5 million increase in Grid Dynamics’ income from operations, while a 10% increase in the rupee’s value would have resulted in a $1.9 million decrease in income from operations.
•a 10% decrease in the value of the Serbian dinars against the U.S. dollar would have resulted in a $1.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the dinar's value would have resulted in a $1.5 million decrease in income from operations.
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
•a 10% decrease in the value of the Serbian dinars against the U.S. dollar would have resulted in a $0.2 million increase in Grid Dynamics’ income from operations, while a 10% increase in the dinar’s value would have resulted in a $0.2 million decrease in income from operations.
Grid Dynamics analyzes sensitivity to the zloty, rupees, and Serbian dinars separately because, in management’s experience, fluctuations in the value of these currencies against the U.S. dollar are frequently driven by distinct macroeconomic and geopolitical factors and have the largest effect on our results during the quarter ended September 30, 2026.
Grid Dynamics manages its exposure to foreign currency fluctuations through a hedging program under which the Company enters into short-term foreign exchange forward contracts designed as cash flow hedges of forecasted transactions denominated in Polish zloty. These contracts generally mature during six months or less. As of September 30, 2026, all foreign exchange forward contracts qualified for hedge accounting, with no collateral required to be posted.
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
Changes in Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, confirmed there have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following information describes the Company's stock repurchases during the quarter ended September 30, 2026.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the program
	(in thousands, except per share amounts)
July 1, 2026 to July 31, 2026	—	$—	—	$19,246
August 1, 2026 to August 31, 2026	680	$7.59	680	$14,086
September 1, 2026 to September 30, 2026	195	$7.95	195	$12,536
Total	875		875
__________________________
(1)Average price paid per share includes commission.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a) Except as described below, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended September 30, 2026.
On August 3, 2026, Leonard Livschitz, our Chief Executive Officer and a Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 994,787 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Securities Exchange Act. Shares may be sold pursuant to the plan until December 21, 2027, or earlier if all sales under the plan were completed.
On August 26, 2026, Anil Doradla, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 243,308 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense under Rule 10b5-1(c) under the Securities Exchange Act. Shares may be sold pursuant to the plan until November 5, 2027, or earlier if all sales under the plan were completed.
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

Grid Dynamics Holdings, Inc.

Date: October 29, 2026	By:	/s/ Leonard Livschitz
Leonard Livschitz
Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2026	By:	/s/ Anil Doradla
Anil Doradla
Chief Financial Officer (Principal Financial and Accounting Officer)